Form 10-Q
period 2003-09-30
KRONOS WORLDWIDE INC
filed 2003-11-14
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                    FORM 10-Q


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934 - For the quarterly period ended September 30, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                        Commission file number 001-31763


                             KRONOS WORLDWIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         76-0294959
---------------------------------              ---------------------------------
(State or other  jurisdiction  of              (IRS Employer Identification No.)
incorporation or organization)


5430 LBJ Freeway, Suite 1700, Dallas, Texas               75240-2697
------------------------------------------           ----------------------
 (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code:     (972)  233-1700
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes            No   X
    ------        ------

Indicate by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in  Exchange  Act Rule 12b-2).     Yes               No    X
                                                -------          -------

Number of shares of common stock outstanding on October 31, 2003:   48,943,049

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                            Page
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements.

               Consolidated Balance Sheets - September 30, 2003
                 and December 31, 2002                                        3

               Consolidated Statements of Income - Three months and
                 nine months ended September 30, 2003 and 2002                5

               Consolidated Statements of Comprehensive Income
                 - Three months and nine months ended September 30,
                 2003 and 2002                                                6

               Consolidated Statement of Shareholder's Equity
                 - Nine months ended September 30, 2003                       7

               Consolidated Statements of Cash Flows - Nine
                 months ended September 30, 2003 and 2002                     8

               Notes to Consolidated Financial Statements                    10

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         18

  Item 4.      Controls and Procedures                                       27

PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                             29

  Item 6. Exhibits and Reports on Form 8-K                                   29

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       September 30,   December 31,
              ASSETS                                       2003            2002
                                                       -------------   ------------

Current assets:
    Cash and cash equivalents ....................      $   39,434      $   40,685
    Restricted cash equivalents ..................             836            --
    Accounts and other receivables ...............         175,496         134,243
    Receivable from affiliates ...................            --             1,032
    Refundable income taxes ......................             591           1,777
    Inventories ..................................         203,321         209,882
    Prepaid expenses .............................           7,613           6,390
    Deferred income taxes ........................           3,675           4,404
                                                        ----------      ----------

        Total current assets .....................         430,966         398,413
                                                        ----------      ----------

Other assets:
    Notes receivable from NL Industries, Inc. ....            --            44,600
    Investment in TiO2 manufacturing joint venture         127,834         130,009
    Prepaid pension cost .........................          17,249          17,572
    Other ........................................          20,031          22,193
                                                        ----------      ----------

        Total other assets .......................         165,114         214,374
                                                        ----------      ----------

Property and equipment:
    Land .........................................          29,578          26,568
    Buildings ....................................         164,817         148,701
    Machinery and equipment ......................         700,894         636,336
    Mining properties ............................          64,899          65,296
    Construction in progress .....................          19,210           8,702
                                                        ----------      ----------
                                                           979,398         885,603
    Less accumulated depreciation and depletion ..         575,081         509,845
                                                        ----------      ----------

        Net property and equipment ...............         404,317         375,758
                                                        ----------      ----------


                                                        $1,000,397      $  988,545
                                                        ==========      ==========

                            KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                        (In thousands)


    LIABILITIES AND SHAREHOLDER'S EQUITY            September 30,     December 31,
                                                        2003              2002
                                                    -------------     ------------

Current liabilities:
    Current maturities of long-term debt .....      $       476       $     1,298
    Accounts payable and accrued liabilities .          131,093           148,257
    Payable to affiliates ....................           14,146             7,933
    Income taxes .............................            7,277             6,193
    Deferred income taxes ....................            1,684             3,219
                                                    -----------       -----------

        Total current liabilities ............          154,676           166,900
                                                    -----------       -----------


Noncurrent liabilities:
   Long-term debt ............................          327,275           324,608
   Notes payable to affiliates ...............             --              44,600
   Deferred income taxes .....................           89,797            79,234
   Accrued pension cost ......................           32,434            33,098
   Accrued postretirement benefits cost ......           11,255            11,806
   Other .....................................           13,510            13,742
                                                    -----------       -----------

        Total noncurrent liabilities .........          474,271           507,088
                                                    -----------       -----------


Minority interest ............................              471               383
                                                    -----------       -----------


Shareholder's equity:
    Common stock .............................              489               489
    Additional paid-in capital ...............        1,060,157         1,060,157
    Retained deficit .........................         (542,395)         (584,909)
    Accumulated other comprehensive loss .....         (147,272)         (161,563)
                                                    -----------       -----------

        Total shareholder's equity ...........          370,979           314,174
                                                    -----------       -----------

                                                    $ 1,000,397       $   988,545
                                                    ===========       ===========

Commitments and contingencies (Notes 8 and 10)

          See accompanying notes to consolidated financial statements.
                                      -4-

                    KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                               Three months ended         Nine months ended
                                                  September 30,             September 30,
                                              ----------------------    ----------------------
                                                2003         2002         2003         2002
                                              ---------    ---------    ---------    ---------

Net sales .................................   $ 242,931    $ 234,061    $ 762,535    $ 663,327
Cost of sales .............................     177,432      177,521      563,498      510,021
                                              ---------    ---------    ---------    ---------

    Gross margin ..........................      65,499       56,540      199,037      153,306

Selling, general and administrative expense      29,705       28,479       90,059       78,105
Other operating income (expense):
    Currency transaction gains (losses),
      net .................................        (458)         648       (4,299)        (803)
    Disposition of property and equipment .        (227)        (146)        (271)         451
    Corporate expense .....................        (930)        (954)      (2,614)      (2,447)
    Other income ..........................         137          307          303          407
    Other expense .........................         (22)          (8)         (76)        (125)
                                              ---------    ---------    ---------    ---------

        Income from operations ............      34,294       27,908      102,021       72,684

Other income (expense):
    Trade interest income .................         200          757          561        1,312
    Interest income from affiliates .......        --          3,157          723       20,632
    Other interest income .................          54          422          128          493
    Foreign currency transaction gain .....        --           --           --          6,271
    Interest expense ......................      (8,338)      (7,554)     (24,688)      (9,252)
    Interest expense to affiliates ........        --           --           (703)     (12,167)
                                              ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ...............      26,210       24,690       78,042       79,973

Income tax expense ........................      10,241        7,928        3,567       22,873
Minority interest .........................          18            8           61           35
                                              ---------    ---------    ---------    ---------

        Net income ........................   $  15,951    $  16,754    $  74,414    $  57,065
                                              =========    =========    =========    =========

Basic and diluted net income per share ....   $     .33    $     .34    $    1.52    $    1.17
                                              =========    =========    =========    =========

Basic and diluted weighted-average shares
    used in the  calculation of net income
    per share .............................      48,943       48,943       48,943       48,943
                                              =========    =========    =========    =========


          See accompanying notes to consolidated financial statements.
                                      -5-

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                         Three months ended     Nine months ended
                                           September 30,          September 30,
                                        -------------------    -------------------
                                          2003       2002        2003        2002
                                        --------   --------    --------   --------

Net income ..........................   $ 15,951   $ 16,754    $ 74,414   $ 57,065
                                        --------   --------    --------   --------


Currency translation adjustment .....      1,579     (5,243)     14,291     45,931
                                        --------   --------    --------   --------

     Total other comprehensive income
       (loss) .......................      1,579     (5,243)     14,291     45,931
                                        --------   --------    --------   --------

            Comprehensive income ....   $ 17,530   $ 11,511    $ 88,705   $102,996
                                        ========   ========    ========   ========



          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                      Nine months ended September 30, 2003

                                 (In thousands)

                                                                                             Accumulated other
                                                                                        comprehensive income (loss)
                                                                                        ----------------------------
                                                          Additional     Retained        Currency
                                            Common         paid-in       earnings       translation       Pension
                                             stock         capital       (deficit)       adjustment      liabilities        Total
                                           ----------     ----------     ----------     -----------      -----------     ----------


Balance at December 31, 2002 .........     $      489     $1,060,157     $ (584,909)     $ (148,082)     $  (13,481)     $  314,174

Net income ...........................           --             --           74,414            --              --            74,414
Other comprehensive income, net of tax           --             --             --            14,291            --            14,291
Dividends:
   Cash ..............................           --             --           (7,000)           --              --            (7,000)
   Noncash ...........................           --             --          (24,900)           --              --           (24,900)

                                           ----------     ----------     ----------      ----------      ----------      ----------

Balance at September 30, 2003 ........     $      489     $1,060,157     $ (542,395)     $ (133,791)     $  (13,481)     $  370,979
                                           ==========     ==========     ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.
                                      - 7 -

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2003 and 2002

                                 (In thousands)


                                                                2003        2002
                                                              --------    --------

Cash flows from operating activities:
    Net income ............................................   $ 74,414    $ 57,065
    Depreciation and amortization .........................     29,127      23,789
    Deferred income taxes .................................      6,040       9,689
    Distributions from TiO2 manufacturing joint
      venture, net ........................................      2,175       6,350
    Net losses (gains) from disposition of property
      and equipment .......................................        271        (451)
   Noncash interest income ................................       --       (16,630)
   Other, net .............................................     (2,827)     (2,789)
   Change in assets and liabilities:
        Accounts and other receivables ....................    (31,061)    (34,573)
        Insurance receivable ..............................        259      11,218
        Inventories .......................................     22,993      72,532
        Prepaid expenses ..................................       (888)     (5,346)
        Accounts payable and accrued liabilities ..........    (26,268)    (42,908)
        Income taxes ......................................      2,333        (479)
        Other, net ........................................      6,878        (127)
                                                              --------    --------

            Net cash provided by operating activities .....     83,446      77,340
                                                              --------    --------

Cash flows from investing activities:
    Capital expenditures ..................................    (23,735)    (18,059)
    Change in restricted cash equivalents .................       (911)     (1,467)
    Proceeds from the disposition of property and equipment         81         839
                                                              --------    --------

            Net cash used by investing activities .........    (24,565)    (18,687)
                                                              --------    --------

                                     - 8 -

                     KORNOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2003 and 2002

                                 (In thousands)


                                                            2003         2002
                                                         ---------    ---------

Cash flows from financing activities:
    Dividends paid ...................................   $  (7,000)   $ (20,000)
    Indebtedness:
        Borrowings ...................................      16,106      330,800
        Principal payments ...........................     (45,868)     (77,939)
        Deferred financing costs .....................        --        (10,590)
    Loans from affiliates:
        Loans ........................................       8,000         --
        Repayments ...................................     (52,600)    (194,000)
    Other capital transactions with affiliates, net ..      19,700      (29,149)
    Other, net .......................................         (14)         (11)
                                                         ---------    ---------

            Net cash used by financing activities ....     (61,676)        (889)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities       (2,795)      57,764
        Currency translation .........................       1,544        2,453
                                                         ---------    ---------
                                                            (1,251)      60,217

    Balance at beginning of period ...................      40,685       54,717
                                                         ---------    ---------

    Balance at end of period .........................   $  39,434    $ 114,934
                                                         =========    =========


Supplemental disclosures - cash paid (received) for:
    Interest .........................................   $  17,048    $  19,503
    Income taxes, net ................................     (11,524)      11,120

          See accompanying notes to consolidated financial statements.
                                      -9-

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        Kronos Worldwide, Inc. ("Kronos" or "the Company"), formerly known as Kronos, Inc., is a wholly-owned subsidiary of NL Industries, Inc. ("NL"). NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. At September 30, 2003, Valhi, Inc., ("Valhi") and its subsidiaries held approximately 84% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of NL and Kronos, as well as the Chairman of the Board of each of Contran and Valhi, may be deemed to control each of such companies.

        The consolidated balance sheet of the Company at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2003 and the consolidated statements of income, comprehensive income, shareholder's equity and cash flows for the interim periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

        In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including acquisition costs of $.2 million. An entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly-owned subsidiary of Contran owned the remainder of EWI. EWI provides reinsurance brokerage services for insurance policies of the Company, its joint venture and other affiliates of Contran as well as external third-party customers. The purchase was approved by a special committee of NL's board of directors consisting of two of its directors unrelated to Contran and the Company's board of directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee. In June 2003 the Company distributed its investment in the common stock and limited liability company units in EWI to NL in the form of a noncash dividend. The Company has accounted for the distribution of EWI as a change in accounting entity, and accordingly the Company's consolidated financial statements have been retroactively restated to exclude the assets, liabilities, results of operations and cash flows of EWI for all periods presented since the January 2002 acquisition. The effect of the change in accounting entity on the Company's consolidated net income was immaterial for 2002 and 2003, and the effect of the change in accounting entity on the Company's previously reported stockholder's equity was a reduction of approximately $10 million. The $9.2 million purchase price for EWI is reflected as part of "other capital transactions with affiliates, net" in the accompanying consolidated statements of cash flows.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with the GAAP requirements for interim financial statements, including the applicable requirements of the Securities and Exchange

Commission's (the "SEC's") Regulation S-X. Certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Registration Statement on Form 10, as amended (the "Registration Statement").

        On September 26, 2003, Kronos amended and restated its certificate of incorporation. Under the amended and restated articles of incorporation, among other things, (i) Kronos' authorized capital stock now consists of 60 million shares of common stock and 100,000 shares of preferred stock, each par value $.01 per share, and (ii) the 1,000 shares of Kronos' common stock previously outstanding were reclassified into an aggregate of 48.9 million shares. The accompanying consolidated financial statements have been retroactively reclassified to reflect such changes in Kronos' capital structure for all periods presented. Earnings per share data for all periods presented has been restated to reflect the 48.9 million shares of Kronos' common stock that were outstanding following effectiveness of the amended and restated certificate of incorporation.

        In November 2003, NL announced that its board of directors had formally approved a plan to distribute approximately 48.7% of the outstanding shares of Kronos' common stock to NL shareholders in the form of a pro-rata dividend. The shares of Kronos' common stock will be distributed on December 8, 2003 to NL shareholders of record as of November 17, 2003. Upon completion of such distribution, NL, Valhi and a wholly-owned subsidiary of Valhi will own an aggregate of approximately 92.5% of Kronos' common stock, and other NL shareholders would own the remaining 7.5%. As part of the plan, immediately prior to the distribution of shares of Kronos' common stock, Kronos will distribute a $200 million dividend to NL in the form of a long-term note payable. The $200 million long-term note payable to NL will be unsecured and bear interest at 9% per annum, with interest payable quarterly and all principal due in 2010. Kronos has applied to list its shares of common stock on the New York Stock Exchange under the trading symbol "KRO." Completion of the distribution is subject to the satisfaction or waiver of certain conditions.

        The Company has not issued any stock options to purchase Kronos' common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the Registration Statement, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL, including the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Net compensation income recognized by the Company in accordance with APBO No. 25 was $300,000 in each of the third quarter and first nine months of 2003, and net compensation expense (income) recognized by the Company was nil in each of the third quarter and first nine months of 2002.

        The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the 2002 and 2003 periods presented if the Company had elected to account for its stock-based employee compensation related to stock options in accordance with the fair-value based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.


                                             Three months ended      Nine months ended
                                                September 30,          September 30,
                                            --------------------    --------------------
                                              2003        2002        2003        2002
                                            --------    --------    --------    --------
                                              (In thousands, except per share amounts)

Net income - as reported ................   $ 15,951    $ 16,754    $ 74,414    $ 57,065
Deduct:  Stock-based compensation income,
  net of tax, included in reported net
  income ................................       (187)       --          (187)       --
Deduct:  Stock-based compensation cost,
  net of tax, determined under fair-value
  based method for all awards ...........        (81)       (186)       (246)       (556)
                                            --------    --------    --------    --------

Net income - pro forma ..................   $ 15,683    $ 16,568    $ 73,981    $ 56,509
                                            ========    ========    ========    ========
Net income per basic and diluted
  common share:
    As reported .........................   $    .33    $    .34    $   1.52    $   1.17
    Pro forma ...........................   $    .32    $    .34    $   1.51    $   1.15


        The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 were measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost was measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, were recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference between the amounts recognized as described above and the associated amounts recognized in the Company's balance sheet as of December 31, 2002 was recognized as a cumulative effect of change in accounting principle as of January 1, 2003. The effect of adopting SFAS No. 143 as of January 1, 2003, as summarized in the table below (in millions), did not have a material effect on the Company's consolidated financial position, results of operations or liquidity, and is not separately recognized in the accompanying statement of income.

Increase in carrying value of net property,
  plant and equipment:
    Cost ................................................................  $ .4
    Accumulated depreciation ............................................   (.1)
Decrease  in  liabilities  previously  accrued
  for  closure  and  post  closure activities ...........................    .3
Asset retirement obligation recognized ..................................   (.6)
                                                                           ----

        Net impact ......................................................  $ --
                                                                           ====

        At September 30, 2003, the asset retirement obligation was approximately $700,000 and was included in other noncurrent liabilities. Accretion expense on the asset retirement obligation during the first nine months of 2003, included in cost of sales, was nil. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligation would have been approximately $500,000 at January 1, 2002 and $600,000 at September 30, 2002, and the effect on the Company's reported net income for the nine months ended September 30, 2002 would not have been material.

Note 2 - Accounts and other receivables:

                                                    September 30,   December 31,
                                                       2003            2002
                                                    -------------   ------------
                                                           (In thousands)

Trade receivables ..............................      $ 164,425       $ 124,044
Insurance claims receivable ....................             53             312
Recoverable VAT and other receivables ..........         13,654          12,492
Allowance for doubtful accounts ................         (2,636)         (2,605)
                                                      ---------       ---------

                                                      $ 175,496       $ 134,243
                                                      =========       =========

Note 3 - Inventories:

                                                   September 30,    December 31,
                                                       2003            2002
                                                   -------------    ------------
                                                          (In thousands)

Raw materials ............................           $ 33,049           $ 54,077
Work in process ..........................             17,028             15,936
Finished products ........................            119,414            109,203
Supplies .................................             33,830             30,666
                                                     --------           --------

                                                     $203,321           $209,882
                                                     ========           ========

Note 4 - Other noncurrent assets:

                                                      September 30,   December 31,
                                                         2003            2002
                                                      -------------   ------------
                                                            (In thousands)

Deferred financing costs, net ..................         $10,008         $10,550
Unrecognized net pension obligations ...........           6,439           5,561
Restricted marketable debt securities ..........           2,034           2,492
Other ..........................................           1,550           3,590
                                                         -------         -------

                                                         $20,031         $22,193
                                                         =======         =======

Note 5 - Accounts payable and accrued liabilities:

                                                 September 30,      December 31,
                                                     2003             2002
                                                 -------------      ------------
                                                         (In thousands)

Accounts payable .......................            $ 55,061            $ 89,602
                                                    --------            --------
Accrued liabilities:
    Employee benefits ..................              29,397              27,042
    Interest ...........................               7,451                 240
    Other ..............................              39,184              31,373
                                                    --------            --------

                                                      76,032              58,655
                                                    --------            --------

                                                    $131,093            $148,257
                                                    ========            ========

Note 6 - Other noncurrent liabilities:

                                                   September 30,    December 31,
                                                      2003             2002
                                                   -------------    ------------
                                                         (In thousands)

Insurance claims and expenses ..............           $ 1,260           $ 1,480
Employee benefits ..........................             4,422             4,025
Environmental costs ........................             4,927             5,921
Other ......................................             2,901             2,316
                                                       -------           -------

                                                       $13,510           $13,742
                                                       =======           =======


Note 7 - Long-term debt:

                                                       September 30,   December 31,
                                                          2003            2002
                                                       -------------   ------------
                                                             (In thousands)

8.875% Senior Secured Notes,(euro)285 million
  principal amount ...............................       $326,924       $296,942
Revolving credit facility ........................           --           27,077
Other ............................................            827          1,887
                                                         --------       --------
                                                          327,751        325,906

Less current maturities ..........................            476          1,298
                                                         --------       --------

                                                         $327,275       $324,608
                                                         ========       ========

        In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed), in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid), and in the third quarter of 2003 the Company repaid (euro)30.0 million ($33.9 million when repaid) under the revolving credit facility.

Note 8 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                             Nine months ended
                                                                September 30,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
                                                              (In thousands)

Expected tax expense ...................................   $ 27,314    $ 27,991
Non-U.S. tax rates .....................................       (222)     (3,918)
Incremental tax on income of companies not included
  in NL's consolidated U.S. federal income tax return ..        120         403
Refund of prior year German taxes ......................    (24,564)       --
Valuation allowance ....................................       (732)       (460)
U.S. state income taxes ................................         58          36
Tax contingency reserve adjustments, net ...............       --        (1,083)
Other, net .............................................      1,593         (96)
                                                           --------    --------

        Income tax  expense ............................   $  3,567    $ 22,873
                                                           ========    ========

        The Company reduced its deferred income tax valuation allowance by $732,000 in the first nine months of 2003 and $460,000 in the first nine months of 2002, primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined, and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.1 million ($11.6 million at September 30, 2003). The Company has filed protests to the assessments with respect to such years. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003 the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999. The anticipated assessment, including interest, is expected to approximate
(euro)13.3 million ($15.2 million at September 30, 2003). The Company believes the proposed assessment related to 1999 is without merit, and in April 2003 filed a written response in opposition to the notification of intent to assess. The Belgian tax authorities have indicated they intend to file a lien on the fixed assets of the Company's Belgian TiO2 operations.

        In 2002, the Company received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at September 30, 2003) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        In the first quarter of 2003, the Company was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim-for-refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. The Company has filed certain amended German tax returns claiming such refunds for all years affected by the Court's decision, which is expected to result in an estimated refund of taxes and interest of approximately $40 million. Receipt of the German tax refunds is subject to satisfaction of various procedural requirements, including a review and acceptance of the amended German tax returns by the German tax authorities. Certain of these procedural requirements were satisfied in the second quarter of 2003 with respect to a portion of the refund claim, and in July 2003 the German tax authorities refunded The Company a portion of the total anticipated refund. The portion received in July was (euro)21.5 million ($24.6 million when paid). The Company has reflected this tax refund in its second quarter 2003 results of operations. The Company expects to receive the remaining refunds over the next four to six months, a portion of which may result in an additional income tax benefit.

        No assurance can be given that the Company's tax matters will be favorably resolved due to the inherent uncertainties involved in court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        At September 30, 2003, the Company had the equivalent of approximately $452 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes it does not meet the "more-likely-than-not" recognition criteria. In August 2003, the German federal government proposed new tax law amendments that would limit the annual utilization of income tax loss carryforwards, to become effective in 2004. This proposal is similar to a proposal the German federal government introduced in 2002 that was never enacted. There can be no assurance that these proposed law amendments will be enacted, and if enacted, when they would become effective. Such proposal, if enacted as proposed, would significantly affect the Company's future income tax expense and cash tax payments.

        At September 30, 2003, the Company had net deferred tax liabilities of $88 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $165 million at September 30, 2003, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

Note 9 - Other income (expense):

Operating items

        Corporate expense includes certain administrative expenses (primarily legal, finance, accounting and tax).

 Nonoperating items

        In the first nine months of 2002, the Company recognized a foreign currency transaction gain of $6.3 million related to the extinguishment of certain intercompany indebtedness with Kronos International, Inc. ("KII"), a wholly-owned subsidiary of the Company.

Note 10 - Commitments and contingencies:

        The Company's Belgian subsidiary and various of its Belgian employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at the Company's Langerbrugge, Belgium facility in October 2000. The investigation stage of these proceedings was completed in 2002. In May 2003 the Belgian authorities referred the proceedings against the

Company's Belgian subsidiary and certain of its Belgian employees to the criminal court for trial. Trial briefs have been submitted to the criminal court by the parties and a final hearing and determination by the court is scheduled for January 2004.

        The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        For descriptions of certain other commitments and contingencies related to the Company, reference is made to the Company's Registration Statement.

Note 11 -  Accounting principle not yet adopted:

        The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, beginning no later than the period ending December 31, 2003. The Company is still studying this newly-issued interpretation. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46), the interpretation is complex, and the staff of the FASB continues to provide implementation guidance, and therefore the impact of adopting the consolidation requirements of FIN No. 46 has not yet been determined.

Note 12 -  Notes receivable from and payable to affiliates:

Notes receivable from affiliates

        At December 31, 2002, the Company had $44.6 million of loans outstanding to NL under the terms of a $55 million revolving credit facility entered into with NL during 2002. The loan bore interest at U.S. LIBOR plus 1.75% (3.1% at December 31, 2002), with interest payable quarterly, and all principal was due on December 31, 2005. This note receivable from NL is included in noncurrent assets at December 31, 2002, as settlement of the note was currently contemplated within the foreseeable future. During the first six months of 2003, NL repaid a net $19.7 million to the Company. In June 2003 the Company distributed the remaining $24.9 million of notes receivable from affiliate to NL in the form of a noncash dividend. The revolving credit agreement with NL was terminated on June 30, 2003.

Notes payable to affiliates

        At December 31, 2002, the Company had $44.6 million outstanding of loans from NL Environmental Management Services, Inc. ("EMS"), a majority-owned subsidiary of NL, under the terms of a $55 million revolving credit facility entered into with EMS in 2002. The loan bore interst at U.S LIBOR plus 1.75% (3.1% at December 31, 2002), with interest payable quarterly, and all principal was due on December 31, 2005. During the first six months of 2003, the Company repaid this outstanding balance in full, and the revolving credit agreement with EMS was terminated on June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                            Three months ended                Nine months ended
                                               September 30,                     September 30,
                                     -------------------------------    -----------------------------
                                      2003       2002        %Change     2003        2002     %Change
                                     ------      ------      -------    ------      ------    -------
                                             (In millions, except percentages and metric tons)

Net sales and operating
  income
    Net sales ..................     $242.9      $234.1         +4%     $762.5      $663.3        +15%
    Cost of sales ..............      177.4       177.5           *      563.5       510.0         10%
                                     ------      ------                 ------      ------

   Gross margin ................       65.5        56.6         16%      199.0       153.3         30%
   Selling, general and
     administrative expense ....       29.7        28.5          4%       90.1        78.1         15%
   Other operating income
     (expense):
   Currency transaction
     gains (losses), net .......        (.5)         .7                   (4.3)        (.8)
   Disposition of property
    and equipment ..............        (.2)        (.2)                   (.2)         .4
   Corporate expense ...........        (.9)       (1.0)                  (2.6)       (2.4)
   Other income ................         .1          .3                     .3          .4
   Other expense ...............       --         --                       (.1)        (.1)
                                     ------      ------                 ------      ------

     Income from operations ....     $ 34.3      $ 27.9        +23%     $102.0      $ 72.7        +40%
                                     ======      ======                 ======      ======


TiO2 operating statistics
    Percent change in
      average selling price:
        Using actual
          foreign  currency
          exchange rates .......                               +10%                               +15%
        Impact of changes in
          foreign currency
          exchange rates .......                                -8%                               -10%
                                                               ----                               ----
        In billing currencies ..                                +2%                                +5%

    Sales volume (metric
      tons in thousands) .......      110.9       117.4         -6%      350.3       352.4         -1%

    Production volume
      (metric tons in thousands)      117.5       116.0         +1%      354.2       334.9         +6%

--------------
* less than 1%


Comparison of three months ended September 30, 2003 and 2002 - Sales, cost of sales, gross margin, selling general and administrative expenses and income from operations

        The Company's sales and gross margin increased $8.8 million (4%) and $8.9 million (16%), respectively, in the third quarter of 2003 compared to the third quarter of 2002 due primarily to higher average TiO2 selling prices partially offset by lower TiO2 sales volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the third quarter of 2003 were 2% higher than the third quarter of 2002, with the greatest improvement in European and export markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the third quarter of 2003 increased 10% compared to the third quarter of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices were 1% lower in the third quarter of 2003 as compared to the second quarter of the year.

        The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 10% changes in the Company's average TiO2 selling prices during the third quarter of 2003 as compared to the same period in 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 2% change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such period is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

        The Company's TiO2 sales volume in the third quarter of 2003 was 6% lower than the third quarter of 2002, with substantially all of the decrease occurring in export markets. The Company's TiO2 production volume in the third quarter of 2003 was 1% higher than the third quarter of 2002, with operating rates at near full capacity in both the third quarter of 2003 and 2002.

        The increase in average TiO2 selling prices increased gross margin by $5.5 million, while the lower TiO2 sales volume decreased gross margin by $5.4 million. The effect of the increase in TiO2 production volumes during the third quarter of 2003 as compared to the third quarter of 2002 was not material.

        The Company's cost of sales in the third quarter of 2003 was comparable to the third quarter of 2002. The Company's cost of sales as a percentage of net sales decreased from 76% in the third quarter of 2002 to 73% in the third quarter of 2003 primarily due to the higher average selling prices and higher production volumes.

        The increase in the Company's gross margin, quantified above, is due to the net effects of the changes in sales and cost of sales during such periods.

        The Company's selling, general and administrative expenses in the third quarter of 2003 were approximately $1.2 million (4%) higher than the third quarter of 2002 primarily due to the effects of foreign currency translation, which increased the Company's expenses in the third quarter of 2003 as compared to the same period in 2002. Offsetting the effect of changes in foreign currency exchange rates, distribution and selling expenses associated with the lower sales volume were approximately $600,000 (3%) lower in the third quarter of 2003 as compared to the same period in 2002. The Company's selling, general and administrative expenses were approximately 12% of sales in both the third quarter of 2003 and 2002.

        The Company has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in the third quarter of 2003 by a net $16.6 million compared to the same period in 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter of 2003 compared to the same period in 2002. Overall, the net impact of currency exchange rate fluctuations slightly increased the Company's income from operations in the third quarter of 2003 as compared to the third quarter of 2002.

        Other operating income (expense) in each of the third quarter of 2003 and 2002 were comprised principally of foreign currency transaction gains and losses, ordinary course of business gains and losses on the disposal of property and equipment used in the Company's TiO2 operations and corporate expenses. See
Note 9 to the Consolidated Financial Statements.

        As a net result of the items discussed above, the Company's income from operations increased 23% from $27.9 million in the third quarter of 2002 to $34.3 million in the third quarter of 2003.

Comparison of nine months ended September 30, 2003 and 2002 - Sales, cost of sales, gross margin, selling, general and administrative expenses and income from operations

        The Company's sales and gross margin increased $99.2 million (15%) and $45.7 million (30%), respectively, in the first nine months of 2003 compared to the first nine months of 2002 due primarily to higher average TiO2 selling prices and higher TiO2 production volume, partially offset by slightly lower TiO2 sales volume and higher operating costs (particularly energy costs, which increased by approximately $8 million). Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in billing currencies in the first nine months of 2003 was 5% higher than the first nine months of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the first nine months of 2003 increased 15% compared to the first nine months of 2002.

        The difference between the 15% change in the Company's average TiO2 selling prices during the first nine months of 2003 as compared to the same period in 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 5% change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such period is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

        The Company's TiO2 sales volumes in the first nine months of 2003 were 1% lower than the first nine months of 2002. The Company's TiO2 production volumes in the first nine months of 2003 were 6% higher than the first nine months of 2002, with operating rates at near full capacity in both the first nine months of 2003 and 2002.

        The increase in average TiO2 selling prices and higher TiO2 production volumes increased gross margin by $28.8 million and $9.1 million, respectively. The effect of the decrease in TiO2 sales volumes during the first nine months of 2003 as compared to the same period in 2002 was not material.

        The Company's cost of sales increased $53.5 million (10%) in the first nine months of 2003 compared to the first nine months of 2002. The Company's cost of sales as a percentage of net sales decreased from 77% in the first nine months of 2002 to 74% in the first nine months of 2003 primarily due to the higher average selling prices and higher production volume, partially offset by the higher operating costs.

        The increase in the Company's gross margin, quantified above, is due to the net effects of the changes in sales and cost of sales during such periods.

        The Company's selling, general and administrative expenses increased $12.0 million (15%) in the first nine months of 2003 as compared to the first nine months of 2002 primarily due to the effects of foreign currency translation, which increased the Company's expenses in the first nine months of 2003 as compared to the same period in 2002. The Company's selling, general and administrative expenses were approximately 12% of sales in the first nine months of both 2003 and 2002.

        As discussed above, the Company has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in the first nine months of 2003 by a net $71.0 million compared to the same period in 2002, and decreased the Company's income from operations by $2.3 million.

        Other operating income (expense) in each of the third quarter of 2003 and 2002 were comprised principally of foreign currency transaction gains and losses, ordinary course of business gains and losses on the disposal of property and equipment used in the Company's TiO2 operations and corporate expenses. See
Note 9 to the Consolidated Financial Statements.

        As a net result of the items discussed above, the Company's income from operations increased increased 40% from $72.7 million in the first nine months of 2002 to $102.0 million in the first nine months of 2003.

Outlook

        The Company expects that its income from operations in 2003 will be higher than in 2002 primarily due to higher average TiO2 selling prices and higher sales and production volumes, partially offset by higher operating costs (particularly energy costs). The Company's TiO2 production volume in 2003 is expected to be higher than the Company's 2003 TiO2 sales volume, with finished goods inventories rising modestly. The Company's expectations as to the future prospects for the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions by competitors and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

  Other income (expense) items

        The following table sets forth certain information regarding general corporate income (expense).

                                 Three months ended                  Nine months ended
                                   September 30,                       September 30,
                         ----------------------------------- ----------------------------------
                             2003        2002    Difference      2003       2002    Difference
                         ----------- ----------- ----------- ---------- ----------- -----------
                                                     (In millions)

Trade interest income     $   .2       $   .7    $   (.5)      $    .6    $   1.3    $   (.7)
Interest income from
  affiliates ........      --             3.2       (3.2)           .7       20.6      (19.9)
Other interest
  income ............         .1           .4        (.3)           .1         .5        (.4)
Foreign currency
  transaction gain ..      --           --        --            --            6.3       (6.3)
Interest expense ....       (8.3)        (7.6)       (.7)        (24.7)      (9.2)     (15.5)
Interest expense to
  affiliates ........      --           --        --               (.7)     (12.2)      11.5
                          ------       ------    -------       -------    -------    -------
                          $ (8.0)      $ (3.3)   $  (4.7)      $ (24.0)   $   7.3    $ (31.3)
                          ======       ======    =======       =======    =======    =======


        Interest income was lower in the third quarter and the first nine months of 2003 as compared to the year earlier periods due to lower levels of available funds invested and lower average yields. The Company expects interest income to be lower for full-year 2003 than full-year 2002 due to lower average yields and lower average levels of funds available for investment.

        The foreign currency transaction gain in the first nine months of 2002 related to the extinguishment of certain intercompany indebtedness with KII.

        Interest expense to third parties in the third quarter and first nine months of 2003 increased $.7 million and $15.5 million, respectively, from the comparable prior year periods, primarily due to higher levels of outstanding debt and associated currency effects, partially offset by lower interest rates. Interest expense in the first nine months of 2002 included $2.0 million related to the early extinguishment of the Company's 11.75% Senior Secured Notes. Assuming no significant change in interest rates, interest expense for full-year 2003 is expected to be higher than full-year 2002 due to higher levels of outstanding indebtedness, partially offset by lower average interest rates. As a result of the repayment of the loans from affiliates in June 2002, the Company does not expect a material amount of interest expense to affiliates in 2003.

        Interest income from affiliates decreased $3.2 million and $19.9 million, respectively, from the third quarter and first nine months of 2002 due to the redemption and extinguishment of all notes receivable from affiliates in July 2002. As a result of the redemption and extinguishment of affiliate notes receivable, the Company does not expect a material amount of interest income from affiliates in 2003.

  Provision for income taxes

        See Note 8 to the Consolidated Financial Statements.

  Recently adopted accounting principle

        As described in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

  Accounting principle not yet adopted

        See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2003 and 2002 are presented below.

                                                              Nine months ended
                                                                September 30,
                                                            --------------------
                                                             2003          2002
                                                            ------        ------
                                                                (In millions)
Net cash provided (used) by:
    Operating activities .............................      $ 83.4       $ 77.3
    Investing activities .............................       (24.5)       (18.7)
    Financing activities .............................       (61.7)         (.8)
                                                            ------       ------

      Net cash used by operating, investing
        and financing activities .....................      $ (2.8)      $ 57.8
                                                            ======       ======

  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flows from operations is the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the statement of income impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

        Cash flows from operating activities increased from $77.3 million in the first nine months of 2002 to $83.4 million in the first nine months of 2003. This $6.1 million increase was due primarily to the net effect of (i) higher net income of $17.3 million, (ii) higher depreciation expense of $5.3 million, (iii) lower distributions from the manufacturing joint venture of $4.2 million and
(iv) a higher amount of net cash used to fund changes in the Company' inventories, receivables, payables and accruals of $40.3 million in the first nine months of 2003. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.

  Investing activities

        The Company's capital expenditures were $23.7 million and $18.1 million in the first nine months of 2003 and 2002, respectively. Capital expenditures in the first nine months of 2002 included approximately $2.6 million related to reconstruction of the Company's Leverkusen, Germany sulfate plant damaged in the March 2001 fire.

  Financing activities

        In March 2002, the Company repaid $25 million principal amount of affiliate indebtedness owed to NL. In June 2002, the Company repaid $169 million principal amount, plus accrued interest, of affiliate indebtedness owed to NL, with proceeds from the offering of the Senior Secured Notes discussed below.

        In June 2002,  KII, a  wholly-owned  subsidiary  of the Company,  issued
(euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's primary operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility ("European Credit Facility") and borrowed
(euro)13 million ($13 million when borrowed) and NOK 200 million ($26 million when borrowed) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In the third quarter of 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) of the European Credit Facility. See Note 7 to the Consolidated Financial Statements.

        In March 2003 the Company borrowed (euro)15 million ($16.1 million when borrowed), in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003 the Company repaid (euro)30.0 million ($33.9 million when repaid) under the European Credit Facility.

        In September 2002 the Company's U.S. operating subsidiaries entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility").

        Deferred financing costs of $10.6 million for the KII 8.875% Senior Secured Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of September 30, 2003.

        In June 2003, the Company paid a $7 million dividend to NL. No dividends were paid in the first or third quarters of 2003. In the third quarter of 2002, the Company paid a $20 million dividend to NL.

        Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash outflow of $29.1 million in the first nine months of 2002, and aggregated a net cash inflow of $19.7 million in the first nine months of 2003. Such amounts related principally to loans that Kronos made to affiliates (such notes receivable from affiliates being reported as reductions to Kronos' stockholder's equity, and therefore considered financing cash flows). Additionally, settlement of the above-mentioned notes receivable from affiliates was not then currently contemplated in the foreseeable future. In July 2002, Kronos transferred certain such notes receivable from affiliates to NL, and as a result Kronos will no longer report cash flows related to certain such notes receivable from affiliates. Such net cash flows in 2002 also included $9.1 million related to the Company's purchase of EWI. See Note 1 to the Consolidated Financial Statements.


  Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

        At September 30, 2003, the Company had cash and cash equivalents aggregating $39.4 million, current restricted cash equivalents of $800,000 and noncurrent restricted marketable debt securities of $2.0 million. Of such aggregate $42.3 million amount, $21.9 million was held by non-U.S. subsidiaries.

         At  September  30,  2003,  certain of the  Company's  subsidiaries  had approximately $136 million available for borrowing with approximately $92 million available under non-U.S. credit facilities (including approximately $89 million under the European Credit Facility) and approximately $44 million under the U.S. Credit Facility. At September 30, 2003, the Company had complied with all financial covenants governing its debt agreements.

        Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its near-term obligations, including operations, capital expenditures, debt service and current dividend policy. To the extent actual developments differ from the Company's expectations, the Company could be adversely affected.

Income tax contingencies

        See Note 8 to the Consolidated Financial Statements.

Litigation and other contingencies

        See Note 10 to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings."

 Non-GAAP financial measures

        In an effort to provide investors with additional information regarding the Company's results as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors.

        As discussed above, the Company discloses percentage changes in its average TiO2 prices in billing currencies, which excludes the effects of foreign currency translation. Such disclosure of the percentage change in the Company's average TiO2 selling price in billing currencies is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable GAAP measure. The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency
exchange  rates,  thereby  facilitating   period-to-period  comparisons  of  the
relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

Other

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

Special note regarding forward-looking statements

        As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o      Future supply and demand for the Company's products,
o      The cyclicality of the Company's TiO2 business,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o      Changes  in raw  material  and other  ope-+rating  costs  (such as energy costs),
o      The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o      Competitive products and substitute products,
o      Customer and competitor strategies,
o      The impact of pricing and production decisions,
o      Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions), o Recoveries from insurance claims and the timing thereof, o The ability of the Company to renew or refinance credit facilities, o The ultimate outcome of income tax audits or other tax matters, and o Possible future litigation.

        Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

        The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

o      Pertain  to  the  maintenance  of  records  that  in  reasonable   detail
       accurately and fairly reflect the transactions and dispositions of the assets of the Company,
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

        There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

                                  PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

           Reference is made to Note 10 to the Consolidated Financial Statements and the Registration Statement for descriptions of certain previously reported legal proceedings.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

                      2.1 - Form of Distribution Agreement between NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 2.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

                      10.1 - Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. - incorporated by reference to
                      Exhibit 10.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

                      10.2 - Form of Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

                      10.3 - Form of Kronos Worldwide, Inc. Long-Term Incentive Plan - incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

                      10.4 - Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to
                      Exhibit 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

                      31.1 - Certification.

                      31.2 - Certification.

                      32.1 - Certification.

              (b)     Reports on Form 8-K

                      Reports on Form 8-K for the quarter ended September 30, 2003 through the date of this report:

                      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   KRONOS WORLDWIDE, INC
                                                   ---------------------
                                                        (Registrant)



Date:  November 13, 2003                  By /s/ Gregory M. Swalwell
------------------------                     ----------------------------------
                                             Gregory M. Swalwell
                                               Vice President, Finance
                                               (Principal Financial Officer and
                                                Accounting Officer)