Form 10-K
period 2003-12-31
KRONOS WORLDWIDE INC
filed 2004-03-09
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 - For the fiscal year ended December 31, 2003

         Commission file number 1-31763

                             KRONOS WORLDWIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            76-0294959
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
  Title of each class                                      which registered

     Common stock                                      New York Stock Exchange
   ($.01 par value)

Securities registered pursuant to Section 12(g) of the Act:

           None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act). Yes   No  X

No common stock was held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2003 (the last business day of the Registrant's most recently-completed second fiscal quarter).

As of February 27, 2004, 48,943,099 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I


ITEM 1.  BUSINESS

     Kronos Worldwide, Inc., (NYSE: KRO) organized as a Delaware corporation is the world's fifth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 2003. Approximately one-half of the Company's 2003 sales volume was in Europe, where the Company is the second largest producer of TiO2 with an estimated 18% share of European TiO2 sales volumes. The Company has an estimated 15% share of North American TiO2 sales volume. Kronos has production facilities throughout Europe and North America. Kronos and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

     At December 31, 2003, (i) NL Industries, Inc. (NYSE: NL) directly held 51% of the outstanding common stock of the Company, (ii) Valhi, Inc (NYSE: VHI) and a wholly-owned subsidiary of Valhi held an additional 42% of the Company's common stock, (iii) Valhi and such wholly-owned subsidiary of Valhi held 84% of NL's outstanding common stock and (iv) Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi, NL and Kronos may be deemed to control such companies.

     Prior to December 2003, the Company was a wholly-owned subsidiary of NL. On December 8, 2003, NL completed the pro-rata distribution to its stockholders of approximately 48.8% of the Company's outstanding common stock (including Valhi and a wholly-owned subsidiary of Valhi). Stockholders of NL received one share of common stock of Kronos for every two shares of NL common stock outstanding as of the close of business on November 17, 2003, the record date for the distribution.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation, and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

     Industry. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers, food, ceramics and cosmetics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

     Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in Western industrialized nations, can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling prices were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the third and fourth quarters of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003. Industry-wide demand for TiO2 is estimated to have been flat or declined slightly throughout 2003. This is believed to have been the result of lower customer inventory levels resulting from overall declining selling prices. Volume demand in 2004 is expected to increase moderately over 2003 levels.

     Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China as the economies in these regions develop to the point that quality-of-life products, including TiO2, are in greater demand. The Company believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe. Geographic information is contained in Note 2 to the Consolidated Financial Statements.

     Products and operations. TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, provides better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

     The Company believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of the Company's markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed TiO2 consumption over the past decade because, to date, extenders generally have failed to match the performance characteristics of TiO2. As a result, the Company believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

     The Company currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. The Company's major customers include domestic and international paint, plastics and paper manufacturers.

     The Company is one of the world's leading producers and marketers of TiO2. The Company and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. The Company's manufacturing facilities are located in Germany, Canada, Belgium and Norway, and the Company owns a one-half interest in a TiO2 manufacturing joint venture located in Louisiana, U.S.A. The Company conducts sales and marketing activities in over 100 countries worldwide. The Company and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, the Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of the Company's 2003 TiO2 sales were to Europe, with approximately 40% to North America and the balance to export markets.

     The Company is also engaged in the mining and sale of ilmenite ore (a raw material used directly as a feedstock by some sulfate-process TiO2 plants) pursuant to a governmental concession with an unlimited term that allows the Company to operate an ilmenite mine in Norway. The ore body, owned by the Norwegian government, has estimated ilmenite reserves that are expected to last at least 20 years. Approximately 5% of the Company's consolidated net sales in the last three years represented ilmenite sales to third-party customers. The Company is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived co-products of the pigment production processes). The Company's water treatment chemicals (marketed under the name Ecochem) are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments. Sales of water treatment chemicals were approximately 3% of the Company's revenues in each of 2001, 2002 and 2003.

     Manufacturing process and raw materials. TiO2 is manufactured by the Company using both the chloride process and the sulfate process. Approximately 72% of the Company's current production capacity is based on the chloride. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

     Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2003, chloride-process production facilities represented approximately 62% of industry capacity.

     Kronos produced a new Company record 476,000 metric tons of TiO2 in 2003, compared to the prior record 442,000 metric tons produced in 2002 and 412,000 metric tons in 2001. The Company's average production capacity utilization rate in 2003 was near full capacity, up from 96% in 2002. The rates in 2002 and 2003 were higher than 2001 due in part to debottlenecking activities. The Company believes its current annual attainable production capacity is approximately 480,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). The Company expects this production capacity will be increased by approximately 10,000 metric tons, primarily at its chloride facilities, with moderate capital expenditures, bringing the Company's capacity to approximately 490,000 metric tons during 2005.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock derived from sand ilmenite, natural rutile ore, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. The Company purchased approximately 390,000 metric tons of chloride feedstock in 2003, of which the vast majority was slag.

     The Company purchased slag in 2003 from two subsidiaries of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa and Q.I.T. Fer et Titane Inc. Canada ("Q.I.T.") under long-term supply contracts that expire at the end of 2007 and 2006 respectively. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2005. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock, derived primarily from rock and beach sand ilmenite, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, the Company operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its European sulfate-process pigment plants in 2003. The Company produced approximately 850,000 metric tons of ilmenite in 2003 of which approximately 300,000 metric tons were used internally with the remainder sold to third parties. For its Canadian sulfate-process plant, the Company also purchases sulfate grade slag (approximately 25,000 metric tons in 2003) primarily from Q.I.T., under a long-term supply contract that expires at the end of 2006.

     The Company believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. The Company does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock. Should the Company's vendors not be able to meet their contractual obligations or should the Company be otherwise unable to obtain necessary raw materials, the Company may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on the Company's financial position, results of operations or liquidity.

     TiO2 manufacturing joint venture. A Subsidiary of the Company and Huntsman International Holdings LLC ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by the Company and Huntsman (the "Partners") pursuant to separate offtake agreements.

     A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     The manufacturing joint venture operates on a break-even basis and, accordingly, the Company reports no equity in earnings of the joint venture. The Company's cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. The Company's share of net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold. See Note 6 to the Consolidated Financial Statements.

     Competition. The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of the Company's production are considered commodity pigments with price generally being the most significant competitive factor. During 2003 the Company had an estimated 12% share of worldwide TiO2 sales volume, and the Company believes that it is the leading seller of TiO2 in several countries, including Germany and Canada.

     The Company's principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. The Company's five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 5%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is the Company's principal North American competitor.

     Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in the Company's experience. As no new plants are currently under construction, additional greenfield capacity is not expected in the next three to five years, but industry capacity can be expected to increase as the Company and its competitors debottleneck existing plants. In addition to potential capacity additions, certain competitors have either idled or shut down facilities. Based on the factors described under the caption "Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 over the next three to five years.

     No assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to the Company's expectations. If actual developments differ from the Company's expectations, the Company and the TiO2 industry's performance could be unfavorably affected.

     Research and development. The Company's expenditures for research and development and certain technical support programs were approximately $6 million in each of 2001 and 2002 and $7 million in 2003. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening the Company's competitive position by developing new pigment applications.

     Patents and trademarks. Patents held for products and production processes are believed to be important to the Company and to the continuing business activities of the Company. The Company continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.

     The Company's major trademarks, including Kronos(TM), are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

     Foreign operations. The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of the Company's current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating approximately $435 million at December 31, 2003. Net property and equipment in the U.S., including 50% of the property and equipment of LPC, was approximately $116 million at December 31, 2003. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $711 million of the Company's 2003 consolidated sales were to non-U.S. customers, including $91 million to customers in areas other than Europe and Canada. Sales to customers in the U.S. aggregated $297 million in 2003. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

     Political and economic uncertainties in certain of the countries in which the Company operates may expose it to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. The Company's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and Environmental Matters."

     Customer base and annual seasonality. The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's largest ten customers accounted for approximately 25% of net sales in 2003. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2003, the Company employed approximately 2,450 persons, excluding LPC employees, with approximately 50 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including LPC, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

     Regulatory and environmental matters. Kronos' operations are governed by various environmental laws and regulations. Certain of Kronos' businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of Kronos is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies thereunder, could adversely affect Kronos' production, handling, use, storage, transportation, sale or disposal of such substances as well as Kronos' consolidated financial position, results of operations or liquidity.

     Kronos' U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. Kronos believes the TiO2 plant owned by the LPC joint venture and a TiO2 slurry facility owned by Kronos in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Kronos has no other U.S. plants. From time to time, Kronos' facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity.

     Kronos' production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits required for the plants to operate. Kronos believes that all its plants are in substantial compliance with applicable environmental laws. Neither Kronos nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdictions by the U.S. EPA or any applicable foreign authority or any state, provincial or local authority.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes that it has obtained all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

     At Kronos' sulfate plant facilities other than Fredrikstad, Norway and Varennes, Quebec, Canada Kronos recycles spent acid either through contracts with third parties or using Kronos' own facilities. At its Fredrikstad, Norway plant, Kronos ships its spent acid to a third party location where it is treated and disposed. Kronos' Canadian sulfate plant neutralizes its spent acid and byproduct gypsum is sold to a local wallboard manufacturer and solid wastes are landfilled. Kronos has a contract with a third party to treat certain by-products of its German sulfate-process plants. Either party may terminate the contract after giving four years advance notice with regard to its Nordenham, Germany plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of by-products from the Leverkusen, Germany plant.

     Kronos is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     Kronos'  capital   expenditures   related  to  its  ongoing   environmental
protection and improvement programs in 2003 were approximately $5 million, and are currently expected to be approximately $5 million in 2004.

     Website and other available information. The Company maintains a website on the Internet with the address of www.kronostio2.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2003 and copies of the Company's Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Additional information regarding the Company, including the Company's Audit Committee charter and the Company's Code of Business Conduct and Ethics, can also be found at this website as required. Information contained on the Company's website is not part of this report.

     The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The Internet address of the SEC's website is www.sec.gov.

ITEM 2.  PROPERTIES

     The Company currently operates four TiO2 plants in Europe (one in Leverkusen, Germany; one in Nordenham, Germany; one in Langerbrugge, Belgium; and one in Fredrikstad, Norway). In North America, the Company has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a TiO2 plant in Lake Charles, Louisiana. The Company operates an ilmenite ore mine in Hauge i Dalane, Norway pursuant to a governmental concession and also owns a TiO2 slurry plant in Lake Charles, Louisiana. See Note 6 to the Consolidated Financial Statements.

     The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of the Company's current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease and the supplies and services agreement have certain restrictions regarding the Company's ability to transfer ownership or use of the Leverkusen facility.

     The Company owns all of its principal production facilities described above, except for the land under the Leverkusen and Fredrikstad facilities. The Company also operates an ilmenite ore mine in Norway pursuant to a governmental concession with an unlimited term to operate the ilmenite mine in Norway.

     The Company has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. Certain information called for by this Item is included in Note 16 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to December 2003, the Company was a wholly-owned subsidiary of NL. On December 8, 2003, NL completed the pro-rata distribution to its stockholders of approximately 48.8% of the Company's outstanding common stock (including Valhi and a wholly-owned subsidiary of Valhi.) Stockholders of NL received one share of common stock of Kronos for every two shares of NL common stock outstanding as of the close of business on November 17, 2003, the record date for the distribution.

     The Company's common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 27, 2004, there were approximately 5,300 holders of record of common stock. The Company's common stock commenced trading on December 8, 2003. For the period from December 8, 2003 to December 31, 2003, the high and low closing per share sales price of Kronos common stock according to Bloomberg was $24.79 and $16.00 respectively. On February 27, 2004 the closing price of Kronos common stock according to the NYSE Composite Tape was $32.25.

     Immediately prior to NL's distribution of shares of Kronos common stock to its stockholders, the Company declared and paid a dividend to NL in the form of a $200 million long-term note payable. See Note 10 to the Consolidated Financial Statements.

     On February 19, 2004, the Company's Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 11, 2004 to be paid on March 29, 2004. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following selected historical financial data of Kronos with respect to the years ended December 31, 2000, 2001, 2002 and 2003 and as of December 31, 2001, 2002
and 2003, is derived from, and should be read in conjunction with, Kronos' audited Consolidated Financial Statements. The selected historical financial data for the year ended December 31, 1999, and as of December 31, 1999 and 2000, is derived from Kronos' unaudited Consolidated Financial Statements. The earnings per share and cash dividends per share data presented below has been restated to give effect to the September 2003 change in Kronos' capital structure discussed in Note 1 to Kronos' Consolidated Financial Statements in which the 1,000 shares of Kronos' common stock previously outstanding were reclassified in the form of a stock split into approximately 48.9 million shares of Kronos' common stock. The selected historical financial data reflects Kronos' results as it has historically been operated as a part of NL, and these results may not be indicative of Kronos' future performance as a publicly traded company following the distribution.

                                                                Years ended December 31,
                                                    1999         2000          2001           2002          2003
                                                                (In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
   Net sales                                     $ 908.4      $ 922.3      $ 835.1        $ 875.2       $1,008.2
   Net income (1)                                  125.9        130.2        154.5           66.3           87.5
   Net income per share                             2.57         2.66         3.16           1.35           1.79
   Cash dividends per share (2)                  $   .61      $  1.12      $   .62        $  2.27       $    .14

BALANCE SHEET DATA (at year end):
   Total assets                                    973.6        893.4        910.1          988.5        1,121.9
   Notes payable and long-term debt including
     current maturities                            340.4        266.1        242.7          370.5          556.7
   Common stockholder's equity                     310.9        346.6        378.5          314.2          159.4

TiO2 OPERATING STATISTICS:
   Average selling price
     Index (1983=100)                              153          161          156            142             146

   Sales volume*                                   427          436          402            455             462
   Production volume*                              411          441          412            442             476
   Production capacity at beginning of year*       440          440          450            455             470
   Production rate as a percentage of capacity     93%         Full          91%            96%            Full


       * Metric tons in thousands

(1)  Net income in 1999 includes a $57.7 million  income tax benefit  related to
     (i) a favorable resolution of Kronos' previously-reported tax contingency in Germany ($29.1 million) and (ii) a net reduction in Kronos' deferred income tax asset valuation allowance due to a change in the estimate of Kronos' ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($28.6 million).

(2)  Excludes Kronos' December 2003 dividend to NL in the form of a $200 million
     long-term  note  payable.  See  Note  10  to  the  Consolidated   Financial
     Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical accounting policies and estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2001, 2002 and 2003, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 12% to 18%.

o The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. The Company also provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

o The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

     Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2003, no such impairment indicators, as defined, were present.

o The Company maintains various defined benefit pension plans and postretirement benefits other than pensions ("OPEB"). The amount recognized as defined benefit pension and OPEB expense, and the reported amount of prepaid and accrued pension costs and accrued OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expense and funding requirements. These assumptions are more fully described below under "Assumptions on defined benefit pension plans and OPEB plans."

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

o The Company records accruals for legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Executive summary

     Relative changes in the Company's TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates. The relatively lower levels of sales and production volumes in 2001 as compared to 2002 and 2003 are due in part to the effects of a fire at one of the Company's production facilities, as discussed below.

     Selling prices for TiO2, the Company's principal product, were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the last half of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally declining during the third and fourth quarters of 2003.

Results of operations

     Average TiO2 selling prices in billing currencies (which exclude the effects of foreign currency translation) were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002 and were generally increasing during the last half of 2002 and the first quarter of 2003. Average selling prices for TiO2 were generally flat during the second quarter of 2003 and were generally decreasing throughout the remainder of 2003.



                                                    Years ended December 31,                     % Change
                                             2001          2002            2003            2001-02        2002-03
(In millions, except selling price data)
Net sales                                 $ 835.1       $ 875.2          $1,008.2            + 5%          +15%
Cost of sales                               578.1         671.8             739.2            +16%          +10%
                                          ------        -------         ---------

Gross margin                                257.0         203.4             269.0            -21%          +32%

Selling, general and administrative
    expense                                 (98.7)       (107.7)           (124.4)           + 9%          +16%
Insurance recoveries, net                     7.2            -                 -
Currency transaction gains (losses), net      1.2           (.5)             (7.7)
Corporate expense                            (4.9)         (3.3)             (4.2)
Other operating income (expense), net          .2           (.4)              (.2)
                                          -------       -------          --------

Income from operations                    $ 162.0       $  91.5          $  132.5            -44%          +45%
                                          =======       =======          ========

TiO2 operating statistics:

Percent change in average selling prices:
       Using actual foreign currency
          exchange rates                                                                     - 7%          +13%
       Impact of changes in foreign
          currency exchange rates                                                            - 2%          -10%
                                                                                           -----          ----
       In billing currencies                                                                 - 9%          + 3%
                                                                                           =====          ====
Sales volumes*                              402           455              462               +13%          + 2%
Production volumes*                         412           442              476               + 7%          + 8%
Production rate as                                                         Full
    percent of capacity                     91%           96%



* Thousands of metric tons


Year ended December 31, 2003 compared to year ended December 31, 2002

     The Company's net sales increased $133.0 million (15%) in 2003 compared to 2002 due to higher average selling prices along with higher sales volumes in 2003 and the positive effects of currency exchange rates, specifically the weaker U.S. dollar as compared to the euro and Canadian dollar. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2003 was 3% higher than 2002, primarily due to the European and export markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2003 increased 13% compared to 2002. The Company's TiO2 sales volumes in 2003 set a new record, increasing 2% from the previous record achieved in 2002, with higher volumes in European and North American markets more than offsetting a decline in volumes to export markets. By volume, approximately one-half of the Company's 2002 and 2003 TiO2 sales volumes were attributable to markets in Europe, with 40% attributable to North America and the balance to export markets.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company's average TiO2 selling price in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% increase in the Company's average TiO2 selling prices during 2003 as compared to 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 3% percentage increase in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The table above presents (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos average TiO2 selling price in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $67.4 million (10%) in 2003 compared to 2002 due to the higher sales volumes. The Company's cost of sales, as a percentage of net sales, decreased from 77% in 2002 to 73% in 2003 due primarily to the effects of continued cost reduction efforts combined with the impact of higher production volumes and higher average selling prices. Operating rates were near full capacity during most of 2003, setting a new Company production record.

     The Company's gross margins increased $65.5 million (32%) from 2002 to 2003 due to the net effects of the aforementioned changes in sales and cost of sales during such periods.

     As a percentage of net sales, selling general and administrative expenses remained consistent at 12%, increasing proportionately with the increased sales and production volume.

     Certain of the sales generated by the Company's European and Canadian operations are denominated in the U.S. dollar, and such operations routinely hold U.S. dollar-denominated receivables. Primarily as a result of the weakening of the U.S. dollar as compared to the Canadian dollar and the euro throughout the year, the Company's results in 2003 included net currency transaction losses of $7.7 million. Due to a more stable dollar in 2002, the Company recognized net currency transaction losses of $500,000.

     Corporate expenses for 2003 increased 26% to $4.1 million as compared to 2002 primarily due to higher fees associated with Kronos becoming a separate SEC registrant and certain corporate office relocation expenses.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in 2003 by a net $93 million compared to 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations resulted in a net decrease in Kronos' operating income in 2003 of approximately $6 million as compared to 2002.

Year ended December 31, 2002 compared to year ended December 31, 2001

     The Company's sales increased $40.1 million (5%) in 2002 compared to 2001 due primarily to higher TiO2 sales volumes, offset by lower average TiO2 selling prices. The Company's record TiO2 sales volumes in 2002 were 13% higher compared to 2001 primarily due to higher volumes in European and North American markets of 14% and 17%, respectively. By volume, approximately one-half of the Company's 2002 TiO2 sales volumes were attributable to markets in Europe, with 39% attributable to North America and the balance to export markets. The lower TiO2 sales volumes in 2001 were due in part to the effect of a fire at the Company's Leverkusen, Germany facility in March 2001 that disrupted operations. See Note 14 to the Consolidated Financial Statements. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2002 was 9% lower than 2001, with prices lower in all major regions. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2002 decreased 7% compared to 2001.

     The Company's cost of sales increased $93.8 million (16%) in 2002 compared to 2001 due to the higher sales volume, partially offset by lower unit costs, which resulted primarily from the higher production levels. The effects of lower TiO2 sales and production volumes in 2001 were partially offset by receipt of the business interruption proceeds discussed above. The Company's cost of sales, as a percentage of net sales, increased from 69% in 2001 to 77% in 2002 primarily due to the impact on net sales of the lower average selling prices partially offset by lower unit costs.

     The Company's gross margin declined $53.6 million (21%) in 2002 compared to 2001 as the effect of lower average TiO2 selling prices more than offset the effect of higher TiO2 sales and production volumes. The effect of the higher sales and production volumes was offset in part by the $27.3 million of business interruption proceeds received in 2001, as discussed below.

     The Company's record TiO2 production volume in 2002 was 7% higher than 2001. Kronos' operating rates in 2001 were lower as compared to 2002 primarily due to lost production resulting from the Leverkusen fire.

     The Company's income from operations in 2001 includes $27.3 million of business interruption insurance proceeds as payment for losses (unallocated period costs and lost margin) caused by the Leverkusen fire. The effects of the lower TiO2 sales and production volumes were offset in part by the business interruption insurance proceeds. Of such $27.3 million of business interruption insurance proceeds, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production, and the remaining $7.2 million, presenting recovery of lost margin, is included in income from operations (as shown on the table above). The business interruption insurance proceeds distorted the income from operations margin percentage in 2001 as there are no sales associated with the $7.2 million of lost margin recognized. See Note 14 to the Consolidated Financial Statements.

     The Company also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra expenses related to the Leverkusen fire, resulting in an insurance gain of $17.5 million, as the insurance recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred. Such insurance gain is not reported as a component of income from operations but is included in other income and expense, as discussed below. The Company does not expect to recognize any additional insurance recoveries related to the Leverkusen fire. See Note 14 to the Consolidated Financial Statements.

     The Company's selling, general and administrative expenses ("SG&A expenses") increased $9.0 million (9%) in 2002 as compared to 2001 primarily due to higher distribution expenses ($600,000) associated with the higher sales volume in 2002 and higher administrative expenses of $5.8 million, as well as the impact of relative changes in foreign currency exchange rates, which increased Kronos' expenses in 2002 compared to 2001. SG&A expenses were approximately 12% of sales in both 2001 and 2002.

     As discussed above, Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada) and consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations that may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in 2002 by a net $21 million compared to 2001. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations on Kronos' operating income comparisons was not significant in 2002 as compared to 2001.

Outlook.

     Kronos expects its TiO2 production volumes in 2004 will approximate its 2003 production volumes, and sales volumes are expected to be slightly higher in 2004 as compared to 2003. Kronos' average Ti02 selling price, which declined during the second half of 2003, is expected to continue to decline during the first quarter of 2004. Kronos is hopeful that its average selling prices will cease to decline sometime during the first half of 2004 and will rise thereafter. Nevertheless, Kronos expects its average TiO2 selling prices, in billing currencies, will be lower in 2004 as compared to 2003. Overall, Kronos expects its operating income in 2004 will be lower than 2003. Kronos'
expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

The following table sets forth certain information regarding other income and expense items.



                                                   Years ended December 31,                     Change
                                              2001          2002           2003         2001-02       2002-03
(In millions)
Trade interest income                       $  2.3        $  1.7        $   .7         $  (.6)      $  (1.0)
Interest income from affiliates               33.4          20.7            .7          (12.7)        (20.0)
Other interest income                           .3            .7            .2             .4           (.5)
Currency transaction gains                      -            6.3            -             6.3          (6.3)
Insurance recoveries, net                     17.5            -             -           (17.5)           -
Interest expense                              (4.3)        (16.8)        (33.0)         (12.5)        (16.2)
Interest expense to affiliates               (22.9)        (12.3)         (1.8)          10.6          10.5
                                            ------        ------        ------         ------        ------
                                            $(26.3)       $   .3        $(33.2)        $(26.0)       $(33.5)
                                            ======        ======        ======         ======        ======

     Interest income fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest income declined $21.0 million in 2003 compared to 2002 and $13.3 million in 2002 compared with 2001 primarily due to lower average yields on invested funds. The Company expects interest income will be lower in 2004 than 2003 due to lower average funds available for investment and to lower average yields and lower average levels of funds available for investment.

     In June 2002 Kronos International, Inc. ("KII"), a wholly-owned subsidiary of the Company, sold (euro)285 million of its 8.875% Senior Secured Notes (the "Notes") due 2009. KII used the net proceeds of the Notes offering to repay certain intercompany indebtedness owed to the Company, a portion of which the Company used to redeem at par all of its outstanding 11.75% Senior Secured Notes due 2003, plus accrued interest. As a result of the refinancing, the Company recognized a foreign currency transaction gain of $6.3 million in 2002 related to the extinguishment of certain intercompany indebtedness. See Note 8 to the Consolidated Financial Statements.

     The insurance recoveries, net of $17.5 million in 2001 related to insurance proceeds received from property damage resulting from the Leverkusen fire. The insurance proceeds received exceeded the carrying value of the property destroyed and cleanup costs incurred. See Note 14 to the Consolidated Financial Statements.

     Aggregate interest expense in 2003 increased $5.7 million compared to 2002 primarily due to higher levels of outstanding debt and associated currency effects, partially offset by lower interest rates. Aggregate interest expense in 2002 increased $1.9 million compared with 2001 primarily due to $2.0 million of additional second-quarter 2002 interest expense related to the early extinguishment of the Company's 11.75% Senior Secured Notes. See Note 8 to the Consolidated Financial Statements. Assuming no significant change in interest rates, interest expense in 2004 is expected to be higher compared with 2003 due to higher average levels of outstanding indebtedness, partially offset by lower average interest rates.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 12 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate.

     During 2003, the Company reduced its deferred income tax asset valuation allowance by approximately $6.7 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In addition, the Company recognized a $38.0 million income tax benefit related to the net refund of certain prior year German income taxes.

     During 2002, the Company reduced its deferred income tax asset valuation allowance by approximately $1.8 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. The provision for income taxes in 2002 also includes a $2.3 million deferred income tax benefit related to certain changes in the Belgian tax law.

     During 2001, the Company reduced its deferred income tax asset valuation allowance by $23.2 million. This entire reduction related to a change in estimate of the Company's ability to utilize certain German income tax attributes following the completion of a restructuring of its German operations, the benefit of which had not previously been recognized under the "more-likely-than-not" recognition criteria.

     At December 31, 2003, the Company had the equivalent of approximately $438 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. The Company periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future the Company may conclude such carryforwards do meet the recognition criteria, at which time the Company would reverse all or a portion of such deferred tax valuation allowance.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforward effective January 1, 2004. The new law may significantly affect Kronos' future income tax expense and cash tax payments.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 15 to the Consolidated Financial Statements.

     Accounting   principles   newly  adopted  in  2003.  See  Note  18  to  the
Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 20 to the Consolidated Financial Statements.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 13 to the Consolidated Financial Statements.

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $5.0 million in 2001, $7.1 million in 2002 and $8.4 million in 2003. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $7.4 million in 2001, $9.0 million in 2002 and $13.6 million in 2003.

     The discount rates the Company utilizes for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, the Company receives advice about appropriate discount rates from the Company's third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each valuation date (September 30th) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of December 31st of that year, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

     At December 31, 2003, approximately 4%, 63%, 12% and 17% of the projected benefit obligation related to Company plans in the U.S., Germany, Canada and Norway, respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

The Company used the following discount rates for its defined benefit pension plans:

                                                         Discount rates used for:
                       ---------------------------------------------------------------------------------------------
                       ---------------------------------------------------------------------------------------------
                               Obligations at                   Obligations at                   Obligations at
                        ecember 31, 2001 and expense     December 31, 2002 and expense       December 31, 2003 and
                       D          in 2002                           in 2003                     expense in 2004
                       -------------------------------  --------------------------------  -----------------------------

  Germany                               5.8%                          5.5%                              5.3%
  Canada                                7.3%                          7.0%                              6.3%
  Norway                                6.0%                          6.0%                              5.5%


     The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

     At December 31, 2003, approximately 5%, 57%, 12% and 22% of the plan assets related to plan assets for the Company's plans in the U.S., Germany, Canada and Norway, respectively. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2003 was 25% to equity managers and 75% to fixed income managers.

o In Canada, the Company currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2003 was 57% to equity managers and 43% to fixed income managers.

o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers and 86% to fixed income managers, with an expected long-term rate of return for such investments of approximately 8% and 6%, respectively. The current plan asset allocation at December 31, 2003 was 15% to equity managers and 85% to fixed income managers.

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2001, 2002 and 2003 were as follows:

                                                         2001                  2002                   2003
                                                         ----                  ----                   ----

  Germany                                                7.3%                  6.8%                   6.5%
  Canada                                                 7.8%                  7.0%                   7.0%
  Norway                                                 7.0%                  7.0%                   6.0%

     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2004 as it used in 2003 for purposes of determining the 2004 defined benefit pension plan expense.

     To the extent that a plan's particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For all of the Company's plans for which the benefit formula is so calculated, the Company generally bases the assumed expected increase in future compensation levels upon average long-term inflation rates for the applicable country.

     In addition to the actuarial assumptions discussed above, because the Company maintains defined benefit pension plans outside the U.S., the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2004, the Company expects its defined benefit pension expense will approximate $13 million in 2004. In comparison, the Company expects to be required to make approximately $9 million of contributions to such plans during 2004.

     As noted above, defined benefit pension expense and the amount recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2003, the Company's aggregate projected benefit obligations would have increased by approximately $11.6 million at that date, and the Company's defined benefit pension expense would be expected to increase by approximately $1.6 million during 2004. Similarly, if the Company lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, the Company's defined benefit pension expense would be expected to increase by approximately $600,000 during 2004.

     OPEB plans. Certain subsidiaries of the Company in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. See Note 13 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB income of approximately $76,000 in 2001, $265,000 in 2002 and $133,000 in 2003. Similar to
defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.2 million in 2001 and $1.0 million in 2002 and 2003.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2003, the expected rate of increase in future health care costs ranges from 10% in 2004, declining to 5.5% in 2009 and thereafter.

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2004, the Company expects its consolidated OPEB credit will approximate $200,000 in 2004. In comparison, the Company expects to be required to make approximately $2 million of contributions to such plans during 2004.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2003, the Company's aggregate projected benefit obligations would have increased by approximately $400,000 at that date, and the Company's OPEB expense would be expected to increase by less than $50,000 during 2004. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $1.1 million at December 31, 2003, and OPEB expense would have increased by $200,000 in 2003.

Foreign operations

     The Company has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations had been converted to the euro from their respective national currencies. At December 31, 2003, the Company had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

     The Company's consolidated cash flows for each of the past three years are presented below:

                                                                         Years ended December 31,
                                                                      2001         2002         2003
                                                                                (In millions)

Operating activities                                                $ 135.7      $ 111.1      $ 107.6
Investing activities                                                  (33.7)       (34.6)       (35.4)
Financing activities                                                  (99.0)       (93.9)       (61.8)
                                                                    -------      -------      -------
Net cash provided (used) by operating, investing and financing
    activities                                                      $   3.0      $ (17.4)     $  10.4
                                                                    =======      =======      =======


     Operating cash flows. Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, insurance recoveries, net of $17.5 million in 2001, are excluded from the determination of operating cash flow. These insurance proceeds are shown in the statement of cash flows under investing activities to partially offset the cash outflow impact of capital expenditures related to the Leverkusen sulfate plant reconstruction. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension and OPEB assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits. See Note 13 to the Company's Consolidated Financial Statements.

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company.

     Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     Cash flows from operating activities decreased from $111.1 million in 2002 to $107.7 million in 2003. This $3.4 million decrease was due primarily to the effect of (i) higher net income of $21.3 million, (ii) higher depreciation expense of $7.3 million, (iii) lower net distributions from the TiO2 manufacturing joint venture of $875,000 in 2003 compared to $8.0 million in 2002, (iv) a lower amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $30.7 million in 2003 as compared to 2002 and (v) lower cash paid for income taxes of $15.8 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.

     Cash flows from operating activities decreased from $135.7 million in 2001 to $111.1 million in 2002. This $24.6 million decrease was due primarily to the net effect of (i) lower net income of $88.2 million, (ii) higher depreciation expense of $3.2 million, (iii) insurance recoveries, net of $17.5 million in 2001 as compared to nil in 2002, (iv) lower distributions from the manufacturing joint venture of $3.4 million in 2002 and (vi) a higher amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $22.9 million in 2002 as compared to 2001. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable.

     Investing cash flows. The Company's capital expenditures were $53.7 million, $32.6 million and $35.2 million in 2001, 2002 and 2003, respectively. Capital expenditures in 2001 and 2002 included an aggregate of $22.3 million and $3.1 million, respectively, for the rebuilding of the Company's Leverkusen, Germany sulfate plant. In 2001 the Company received $23.4 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $3.2 million of expenses related to repairs and clean-up costs.

     The Company's capital expenditures during the past three years include an aggregate of approximately $15.4 million ($5.4 million in 2003) for the
Company's ongoing environmental protection and compliance programs. The Company's estimated 2004 capital expenditures are $38 million and include approximately $5 million in the area of environmental protection and compliance.

     Financing cash flows. In March 2003, KII's operating subsidiaries in Germany, Belgium and Norway borrowed (euro)15 million ($16.1 million when borrowed), in April 2003, repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003, repaid (euro)30.0 million ($33.9 million when repaid) under its three-year (euro)80 million secured revolving credit facility ("European Credit Facility"). See Note 8 to the Consolidated Financial Statements.

     In March 2002 the Company redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 the Company redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway borrowed (euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) and 1.7 million ($1.6 million when repaid), respectively, of the European Credit Facility.

     In September 2002 the Company's U.S. operating subsidiaries entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility"). As of December 31, 2003, no borrowings were outstanding under the U.S. Credit Facility and borrowing availability was approximately $39 million. See Note 8 to the Consolidated Financial Statements.

     Deferred financing costs of $10.7 million for the Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2003.

     In 2001 the Company repaid  (euro)7.6  million ($6.5 million when paid) and
(euro)16.4   million   ($14.9   million   when  paid),   respectively,   of  its
euro-denominated short-term debt with excess cash flow from operations.

     Other than operating lease commitments disclosed in Note 16 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

     Cash dividends paid during 2001, 2002 and 2003 totaled $30.5 million, $111.0 million and $7.0 million, respectively. On February 19, 2004, the Company's Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 11, 2004 to be paid on March 26, 2004. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

     Cash flows related to capital contributions and other transactions with affiliates aggregated net cash outflows of $47.5 million and $73.7 million in 2001 and 2002, respectively and a net cash inflow of $19.7 million in 2003. Such amounts related principally to loans that Kronos made to affiliates (such notes receivable from affiliates being reported as reductions to Kronos' stockholders' equity, and therefore considered financing cash flows). Additionally, settlement of the above-mentioned notes receivable from affiliates was not then currently contemplated in the foreseeable future. In 2002, Kronos transferred certain such notes receivable from affiliates to NL, and as a result, Kronos will no longer report cash flows related to certain such notes receivable from affiliates. Such net cash flows in 2002 also included $9.2 million related to the Company's purchase of EWI RE, Inc. See Note 1 to the Consolidated Financial Statements.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At December 31, 2003, the Company had current cash and cash equivalents aggregating $55.9 million ($41 million held by non-U.S. subsidiaries). At December 31, 2003, the Company's U.S. and non-U.S. subsidiaries had current restricted cash equivalents of $1.3 million and noncurrent restricted marketable debt securities of $2.6 million. At December 31, 2003, certain of the Company's subsidiaries had approximately $139 million available for borrowing with approximately $100 million available under non-U.S. credit facilities (including approximately $97 million under the European Credit Facility) and approximately $39 million available under the U.S. Credit Facility (based on borrowing availability). At December 31, 2003, KII had approximately $70 million available for payment of dividends and other restricted payments as defined in the Notes indenture. At December 31, 2003, the Company had complied with all financial covenants governing its debt agreements.

     Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Company's expectations, the Company's liquidity could be adversely affected.

     Legal   proceedings  and  environmental   matters.   See  Note  16  to  the
Consolidated   Financial   Statements   for  certain   legal   proceedings   and
environmental matters with respect to the Company.

     Foreign operations. As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations have been converted to the euro from their respective national currencies. At December 31, 2003, the Company had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

     Other. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 8 to the Consolidated Financial Statements.

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 8 and 16 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment.

                                                                Unconditional payment due date
                                                                                         2009 and
         Contractual commitment                2004       2005/2006       2007/2008        after          Total
                                              -----       ---------       ---------        -----          ------
                                                                        (In millions)

Third-party indebtedness                   $    .3        $    .3         $    -          $ 356.1        $ 356.7

Operating leases                               3.3            3.7             2.5            19.9           29.4

Fixed asset acquisitions                       9.6             -               -               -             9.6

Long-term supply contracts for the
   purchase of TiO2 feedstock                146.1          265.8           135.0              -           546.9

Asset retirement obligations and other          -              -               -              5.8            5.8
                                           -------       --------         -------         -------        -------

                                           $ 159.3        $ 269.8         $ 137.5         $ 381.8        $ 948.4
                                           =======       ========         =======         =======        =======

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2002 and 2003. See Notes 1 and 17 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2003, substantially all of the Company's aggregate indebtedness was comprised of fixed-rate instruments (2002 - 92% of fixed-rate instruments and 8% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2003. At December 31, 2002 and 2003, all outstanding fixed-rate indebtedness was denominated in U.S. dollars or the euro, and the outstanding variable rate borrowings were denominated in U.S. dollars, the euro or the Norwegian kroner. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2003 using exchange rates of 1.25 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $700,000 in 2003 have been excluded from the table below.



                                                               Amount


                                                     Carrying           Fair           Interest          Maturity
                  Indebtedness                         value           value             rate              date
                                                     --------         -------          --------          ---------
                                                            (In millions)

Fixed-rate indebtedness:
  Euro-denominated KII
   Senior Secured Notes                            $ 356.1        $ 356.1                8.9%               2009
                                                   =======        =======


     At December 31, 2002, fixed rate indebtedness aggregated $296.9 million (fair value - $299.9 million) with a weighted-average interest rate of 8.9%; and variable rate indebtedness at such date aggregated $27.1 million, which approximates fair value, with a weighted-average interest rate of 6.5%. All of such fixed rate indebtedness was denominated in euros. Such variable rate indebtedness was denominated in the euro (58% of the total) or the Norwegian kroner (42%).

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2003, the Company had the equivalent of $356.1 million of outstanding euro-denominated indebtedness (2002 - the equivalent of $312.5 million of euro-denominated indebtedness and $11.5 million of Norwegian kroner-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $35.6 million at December 31, 2003 (2002 - $32.4 million).

     At December 31, 2003, the Company had entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of
(euro)40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2004, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

     Other. The Company believes there are may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in exchange rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in exchange rates were actually to occur.

     The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in currency exchange rates. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events, gains or losses.

     Non-GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results as determined by GAAP, Kronos has disclosed certain non-GAAP information which the Company believes provides useful information to investors. As discussed above, the Company discloses percentage changes in its average TiO2 prices in billing currencies, which excludes the effects of foreign currency translation. Such disclosure of the percentage change in Kronos' average TiO2 selling price in billing currencies is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable GAAP measure. The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes using actual exchange rates prevailing during the respective periods.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP)", and includes those policies and procedures that:

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the " Kronos Proxy Statement ").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Kronos Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Kronos Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Kronos Proxy Statement. See also Note 15 to the Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by the Item is incorporated by reference to the Kronos Proxy Statement.




                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)   Financial Statements and Schedules

               The Registrant

               The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)           Reports on Form 8-K

               Reports on Form 8-K filed for the quarter ended December 31, 2003.

                 None.


 (c)           Exhibits

               Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to the Company of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2003 will be furnished to the Commission upon request.

               The Company will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, as adopted by the board of directors on February 19, 2004, upon request. Such requests should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, TX 75240.

Item No.                        Exhibit Index

2.1 Form of Distribution Agreement between NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 of the Registrant (File No. 001-31763).

3.1 First Amended and Restated Certificate of Incorporation of Kronos Worldwide, Inc. - incorporated by reference to Exhibit 3.1 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

3.2 Amended and Restated Bylaws of Kronos Worldwide, Inc. - incorporated by reference to Exhibit 3.2 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

4.1 Indenture governing the 8.875% Senior Secured Notes due 2009 dated as of June 28, 2002, between Kronos International, Inc. and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002

4.2 Form of certificate of 8.875% Senior Secured Note due 2009 (included as Exhibit A to Exhibit 4.2) - incorporated by reference to Exhibit
          4.2 to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

4.3 Form of certificate of 8.875% Senior Secured Note due 2009 (included as Exhibit B to Exhibit 4.2) - incorporated by reference to Exhibit
          4.3 to Kronos International Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

4.4 Purchase Agreement, dated as of June 19, 2002, among Kronos International, Inc., Deutsche Bank AG London, Dresdner Bank AG, London Branch, and Commerzbank Aktiengesellschaft, London Branch - incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.5 Collateral Agency Agreement, dated as of June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc. (filed herewith only with respect to Sections 2, 5, 6 and 8 thereof) - incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.6 Security Over Shares Agreement (shares of Kronos Limited), dated June 28, 2002, between Kronos International, Inc. and The Bank of New York, U.S., as trustee - incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.7 Pledge of Shares (shares of Kronos Denmark ApS), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.8 Pledge Agreement (pledge of shares of Societe Industrielle du Titane, S.A.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., as collateral agent - incorporated by reference to
          Exhibit 4.9 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.9       Partnership   Interest  Pledge  Agreement  (pledge  of  fixed  capital
          contribution in Kronos Titan GmbH & Co. OHG), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

10.1      Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. -
          incorporated  by  reference  to  Exhibit  10.1  of  the   Registration
          statement on Form 10 of the Registrant (File No. 001-31763).

10.2 Form of Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.3 Form of Promissory Note made by Kronos Worldwide, Inc. in favor of NL Industries, Inc. - incorporated by reference to Exhibit 10.3 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.4**    Form  of  Kronos  Worldwide,   Inc.  Long-Term   Incentive  Plan  -
          incorporated  by  reference  to  Exhibit  10.4  of  the   Registration
          statement on Form 10 of the Registrant (File No. 001-31763).

10.5 (euro)80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in
          Schedule 1 thereto,  as lenders - incorporated by reference to Exhibit
          10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

10.6 Lease Contract, dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)- incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of NL Industries, Inc. for the year ended December 31, 1985.

10.7 Contract on Supplies and Services, dated as of June 30, 1995, among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International, Inc. (English translation from German language document) - incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1995.

10.8 Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1993.

10.9 Services Agreement, dated as of January 1, 1995, amended as of April 1, 2002, among NL Industries, Inc., Kronos (US), Inc. and Kronos International, Inc. - incorporated by reference to Exhibit 10.6 to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

10.10 Form of Kronos Cost Sharing Agreement, effective as of January 1, 2002, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., NL Industries, Inc., Kronos Titan GmbH & Co. OHG, Societe Industrielle du Titane, S.A., Kronos Titan A/S, Titania A/S, Kronos Limited, Kronos Canada, Inc., Kronos Denmark ApS and Kronos Louisiana Inc. - incorporated by reference to Exhibit 10.8 to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

10.11 Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos (US), Inc. and Kronos International, Inc. - incorporated by reference to Exhibit 10.9 to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

10.12 Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

10.13*    Richards  Bay Slag  Sales  Agreement  dated  May 1,  1995,  between
          Richards Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to
          Exhibit 10.17 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1995.

10.14* Amendment to Richards Bay Slag Sales Agreement, dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1999.

10.15* Amendment to Richards Bay Slag Sales Agreement, dated June 1, 2001, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2001.

10.16* Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2002.

10.17* Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.

10.18     Agreement  between   Sachtleben  Chemie  GmbH  and  Kronos  Titan-GmbH
          effective  December  30, 1986 -  incorporated  by reference to Exhibit
          10.1 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.20 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.21 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.22 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.23 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.24 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

10.25 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.26 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

10.27 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.28 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.29 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.30 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.)
          - incorporated by reference to Exhibit 10.9 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.31 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.32 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.33 Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and the Registrant - incorporated by reference to Exhibit 10.48 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

10.34** Summary of Consulting Arrangement beginning on August 1, 2003 between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.50 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

21.1     Subsidiaries.

31.1     Certification.

31.2     Certification.

32.1     Certification.




  * Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

 **      Management contact, compensatory plan or arrangement





                                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Kronos Worldwide, Inc.
                                        (Registrant)


                                        By:/s/ Harold C. Simmons
                                        -----------------------------
                                        Harold C. Simmons
                                        March 8, 2004
                                        (Chairman of the Board and
                                        Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                      /s/ Steven L. Watson
-------------------------------            -------------------------------
Harold C. Simmons, March 8, 2004           Steven L. Watson, March 8, 2004
(Chairman of the Board and Chief           (Director)
  Executive Officer)


/s/ George E. Poston                       /s/ Glenn R. Simmons
-------------------------------            -------------------------------
George E. Poston, March 8, 2004            Glenn R. Simmons, March 8, 2004
(Director)                                 (Director)


/s/ C. H. Moore, Jr.                       /s/ Gregory M. Swalwell
-------------------------------            -------------------------------
C. H. Moore, Jr., March 8, 2004            Gregory M. Swalwell, March 8, 2004
(Director)                                 (Vice President, Chief Financial
                                           Officer, Principal Financial Officer)

/s/ R. Gerald Turner
-------------------------------
R. Gerald Turner, March 8, 2004
(Director)





                             KRONOS WORLDWIDE, INC.

                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                       Page

  Report of Independent Auditors                                            F-2

  Consolidated Balance Sheets - December 31, 2002 and 2003                  F-3

  Consolidated Statements of Income -
   Years ended December 31, 2001, 2002 and 2003                             F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2001, 2002 and 2003                             F-6

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2001, 2002 and 2003                             F-7

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2001, 2002 and 2003                             F-8

  Notes to Consolidated Financial Statements                               F-11

Financial Statement Schedules


  Report of Independent Auditors                                            S-1

  Schedule I - Condensed Financial Information of Registrant                S-2

  Schedule II - Valuation and Qualifying Accounts                           S-7

  Schedules III and IV are omitted because they are not applicable.





                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                                     PricewaterhouseCoopers LLP

Dallas, Texas
March 5, 2004





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2003

                      (In thousands, except per share data)


              ASSETS
                                                                            2002                  2003
                                                                            ----                  ----

Current assets:
  Cash and cash equivalents                                                $ 40,685           $    55,876
  Restricted cash                                                             1,226                 1,313
  Accounts and other receivables                                            134,243               156,212
  Receivable from affiliates                                                  1,032                 1,209
  Refundable income taxes                                                     1,777                35,336
  Inventories                                                               209,882               266,020
  Prepaid expenses                                                            5,164                 4,456
  Deferred income taxes                                                       4,404                 2,755
                                                                           --------           -----------

      Total current assets                                                  398,413               523,177
                                                                           --------           -----------
Other assets:
    Notes receivable from NL Industries, Inc.                                44,600                     -
    Investment in TiO2 manufacturing joint venture                          130,009               129,011
    Prepaid pension cost                                                     17,572                     -
    Deferred income taxes                                                     1,934                 6,682
    Other                                                                    20,259                28,040
                                                                           --------            ----------

      Total other assets                                                    214,374               163,733
                                                                           --------            ----------

Property and equipment:
  Land                                                                       26,568                32,339
  Buildings                                                                 148,701               179,472
  Equipment                                                                 636,336               765,231
  Mining properties                                                          65,296                63,701
  Construction in progress                                                    8,702                 9,666
                                                                           --------            ----------
                                                                            885,603             1,050,409
  Less accumulated depreciation and amortization                            509,845               615,442
                                                                           --------            ----------

      Net property and equipment                                            375,758               434,967
                                                                           --------            ----------

                                                                           $988,545            $1,121,877
                                                                           ========            ==========







                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2002 and 2003

                      (In thousands, except per share data)



   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               2002                2003
                                                                               ----               -----

Current liabilities:
  Current maturities of long-term debt                                     $    1,298         $      288
  Accounts payable and accrued liabilities                                    148,257            166,664
  Payable to affiliates                                                         7,933              8,919
  Income taxes                                                                  6,193             12,354
  Deferred income taxes                                                         3,219              3,436
                                                                            ---------           --------

      Total current liabilities                                               166,900            191,661
                                                                            ---------           --------

Noncurrent liabilities:
  Long-term debt                                                              324,608            356,451
  Deferred income taxes                                                        79,234            119,825
  Notes payable to affiliates                                                  44,600            200,000
  Accrued pension cost                                                         33,098             68,161
  Accrued postretirement benefits cost                                         11,806             11,176
  Other                                                                        13,742             14,727
                                                                            ---------           --------

      Total noncurrent liabilities                                            507,088            770,340
                                                                            ---------           --------

Minority interest                                                                 383                525
                                                                            ---------           --------

Stockholders' equity:
  Preferred stock, $.01 par value; 100 shares
   authorized; no shares issued or outstanding                                      -                  -
  Common stock, $.01 par value; 60,000 shares
   authorized; 48,943 shares issued                                               489                489
  Additional paid-in capital                                                1,060,157          1,060,157
  Retained deficit                                                           (584,909)          (729,260)
  Accumulated other comprehensive loss:
    Currency translation                                                     (148,082)          (133,009)
    Pension liabilities                                                       (13,481)           (39,026)
                                                                           ----------          ---------

      Total stockholders' equity                                              314,174            159,351
                                                                           ----------          ---------

                                                                           $  988,545         $1,121,877
                                                                           ==========         ==========


Commitments and contingencies (Notes 12 and 16)

See accompanying notes to consolidated financial statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2001, 2002 and 2003

                      (In thousands, except per share data)

                                                                         2001             2002             2003
                                                                         ----             ----             ----

Net sales                                                             $ 835,099        $ 875,188       $1,008,177
Cost of sales                                                           578,060          671,830          739,237
                                                                      ---------        ---------       ----------

    Gross margin                                                        257,039          203,358          268,940

Selling, general and administrative expense                              98,667          107,675          124,446
Other operating income (expense):
  Currency transaction gains (losses), net                                1,188             (547)          (7,743)
  Disposition of property and equipment                                    (735)            (625)            (480)
  Insurance recoveries, net                                               7,222                -             -
  Other income                                                              886              459              490
  Corporate expense                                                      (4,878)          (3,288)          (4,140)
  Other expense                                                             (78)            (172)            (128)
                                                                      ---------        ---------       ----------

    Income from operations                                              161,977           91,510          132,493

Other income (expense):
  Currency transaction gain                                                -               6,271             -
  Insurance recoveries, net                                              17,468                -             -
  Trade interest income                                                   2,332            1,709              771
  Other interest income                                                     349              702              180
  Interest expense to affiliates                                        (22,969)         (12,290)          (1,887)
  Interest income from affiliates                                        33,379           20,754              723
  Interest expense                                                       (4,305)         (16,837)         (33,002)
                                                                      ---------        ---------       ----------

    Income before income taxes and minority interest                    188,231           91,819           99,278

Provision for income taxes                                               33,759           25,500           11,657

    Income before minority interest                                     154,472           66,319           87,621

Minority interest                                                            16               55               72

    Net income                                                        $ 154,456         $ 66,264       $   87,549
                                                                      =========        =========       ==========

Net income per basic and diluted share                                $    3.16         $   1.35       $     1.79
                                                                      =========        =========       ==========
Basic and diluted weighted average shares used in the
    calculation of net income per share                                  48,943           48,943           48,943
                                                                      =========        =========       ==========

See accompanying notes to consolidated financial statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)



                                                                          2001             2002             2003
                                                                          ----             ----             ----

Net income                                                              $ 154,456         $  66,264       $  87,549
                                                                        ---------         ----------      ---------
Other comprehensive income (loss), net of tax:

  Minimum pension liabilities adjustment                                   (6,352)           (7,129)        (25,545)

  Currency translation adjustment                                         (15,974)           51,803          15,073
                                                                        ---------         ---------       ---------

      Total other comprehensive income (loss)                             (22,326)           44,674         (10,472)
                                                                        ---------         ---------       ---------

          Comprehensive income                                          $ 132,130         $ 110,938       $  77,077
                                                                        =========         =========       =========




          See accompanying notes to consolidated financial statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                                              Accumulated other
                                                                               Notes            comprehensive
                                                       Additional  Retained  receivable          income (loss)
                                                Common   paid-in   earnings     from      Currency       Pension
                                                 stock   capital   (deficit)  affiliates  translation   liabilities     Total
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------

Balance at December 31, 2000                    $489   $  775,604  $  56,092  $(301,695)  $(183,911)    $   -        $ 346,579

Net income                                       -           -       154,456       -           -            -          154,456
Other comprehensive loss, net of tax             -           -          -          -        (15,974)      (6,352)      (22,326)
Dividends declared                               -           -       (30,500)      -           -            -          (30,500)
Change in notes receivable from affiliates       -           -          -       (69,678)       -            -          (69,678)
Capital contribution                             -        284,553       -      (284,545)       -            -                8
                                                ----   ----------  ---------  ---------    ---------     --------     --------

Balance at December 31, 2001                     489     1,060,157    180,048  (655,918)   (199,885)      (6,352)      378,539

Net income                                       -           -        66,264       -           -            -           66,264
Other comprehensive income (loss), net of tax    -           -          -          -         51,803       (7,129)       44,674
Change in notes receivable from affiliates       -           -          -       (55,154)       -            -          (55,154)
Dividends declared:
  Cash                                           -           -      (120,149)      -           -            -         (120,149)
  Noncash                                        -           -      (711,072)   711,072        -            -             -
                                                ---      ---------  --------    --------   ---------     -------      --------

Balance at December 31, 2002                    489      1,060,157  (584,909)      -       (148,082)     (13,481)      314,174

Net income                                       -           -        87,549       -           -         -              87,549
Other comprehensive income (loss), net of tax    -           -          -                    15,073      (25,545)      (10,472)
Dividends declared:
  Cash                                           -           -        (7,000)      -           -            -           (7,000)
  Noncash                                        -           -      (224,900)      -           -            -         (224,900)
                                                ---      ---------  --------    --------   ---------    --------      --------

Balance at December 31, 2003                   $489     $1,060,157 $(729,260)  $   -      $(133,009)    $(39,026)    $ 159,351
                                                ===     ========== =========   ========   =========     ========     =========

See accompanying notes to consolidated financial statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                    2001               2002               2003

 Cash flows from operating activities:
   Net income                                                     $ 154,456            $ 66,264            $87,549
   Depreciation and amortization                                     28,907              32,152             39,421
   Noncash interest income from affiliates                          (22,201)            (20,629)              -
   Noncash interest expense                                            -                    932              2,197
   Deferred income taxes                                             (4,242)             10,755             36,489
   Minority interest                                                     16                  55                 72
   Net loss from disposition of
       property and equipment                                           735                 625                480
   Pension cost, net                                                 (2,332)             (1,866)            (5,792)
   Other postretirement benefits, net                                (1,236)             (1,250)            (1,032)
   Distributions from TiO2 manufacturing
     joint venture, net                                              11,313               7,950                875
   Insurance recoveries, net                                        (17,468)               -                  -
   Other, net                                                           261                -                  -
   Change in assets and liabilities:
     Accounts and other receivable                                    2,507               5,547              1,264
     Inventories                                                    (32,698)             42,249            (26,041)
     Prepaid expenses                                                  (322)                882              1,494
     Accounts payable and accrued liabilities                        26,274             (25,049)            10,494
     Income taxes                                                    (4,211)             (2,239)           (38,706)
     Accounts with affiliates                                          (652)             (4,440)             1,920
     Other noncurrent assets                                         (1,314)                 74             (3,919)
     Other noncurrent liabilities                                    (2,111)               (866)               916
                                                                    -------             -------           --------
              Net cash provided by operating activities             135,682             111,146            107,681
                                                                    -------             -------           --------
Cash flows from investing activities:
  Capital expenditures                                              (53,656)           (32,571)           (35,245)
  Property damaged by fire:
    Insurance proceeds                                               23,361               -                  -
    Other, net                                                       (3,205)              -                  -
    Change in restricted cash equivalents and restricted
       marketable debt securities, net                                 (577)           (2,891)               (554)
    Proceeds from disposition of property and equipment                 399               864                 381
                                                                    -------           -------             -------
             Net cash used by investing activities                  (33,678)          (34,598)            (35,418)
                                                                    -------           -------             -------




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                       2001              2002               2003

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                         $   1,437        $335,768            $  16,106
    Principal payments                                                   (22,428)        (84,814)             (46,006)
    Deferred financing fees                                                    -         (10,706)                   -
  Dividends paid                                                         (30,500)       (120,149)              (7,000)
  Loans from affiliates:
    Loans                                                                      -          44,600                8,000
    Repayments                                                                 -        (194,000)             (52,600)
  Other capital transactions with affiliates, net                        (47,477)        (64,600)              19,700
  Other, net                                                                   3             (11)                 (14)
                                                                       ---------        --------            ---------
            Net cash used by financing activities                        (98,965)        (93,912)             (61,814)
                                                                       ---------        --------            ---------
Cash and cash equivalents - net change from:
  Operating, investing and financing activities                            3,039         (17,364)              10,449
  Currency translation                                                    (1,301)          3,332                4,742
                                                                       ---------        --------            ---------
                                                                           1,738         (14,032)              15,191

   Balance at beginning of year                                           52,979          54,717               40,685
                                                                       ---------        --------            ---------
   Balance at end of year                                              $  54,717        $ 40,685            $  55,876
                                                                       =========        ========            =========
Supplemental disclosures - cash paid for:
    Interest                                                           $  27,239        $ 33,169            $  30,152
    Income taxes                                                          43,422          17,369                1,597


See accompanying notes to consolidated financial statements.


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

     Organization and basis of presentation. Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO) is an approximately 51% owned subsidiary of NL Industries, Inc. (NYSE: NL). NL Industries, Inc. (NYSE: NL) conducts its titanium dioxide pigments ("TiO2") operations through Kronos. At December 31, 2003, Valhi, Inc. and a wholly-owned subsidiary of Valhi, held approximately 84% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At December 31, 2003, Valhi and a wholly-owned subsidiary of Valhi held an additional approximate 42% of Kronos' outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of Valhi, Contran and the Company, may be deemed to control each of such companies.

     Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. On December 8, 2003, NL completed the pro-rata distribution to its stockholders of approximately 48.8% of Kronos' common stock (including Valhi and a wholly-owned subsidiary of Valhi). Stockholders of NL received 1 share of Kronos common stock for every 2 shares of NL held. Immediately prior to NL's distribution of shares of Kronos' common stock, the Company distributed a $200 million dividend to NL in the form of a long-term note payable. See Note 10.

     On September 26, 2003 Kronos amended and restated its articles of incorporation. Under the amended and restated articles of incorporation, among other things, (i) Kronos' authorized capital stock now consists of 60 million shares of common stock and 100,000 shares of preferred stock, each par value $.01 per share, and (ii) the 1,000 shares of Kronos' common stock previously outstanding were reclassified into an aggregate of 48.9 million shares. The accompanying Consolidated Financial Statements have been retroactively reclassified to reflect such changes in Kronos' capital structure for all periods presented. Earnings per share data for all periods presented has been restated to reflect the 48.9 million shares of Kronos' common stock that was outstanding following effectiveness of the amended and restated articles of incorporation.

     In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including acquisition costs of $.2 million. An entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly-owned subsidiary of Contran owned the remainder of EWI. EWI provides reinsurance brokerage services for insurance policies of the Company, its joint venture and other affiliates of Contran as well as external third-party customers. The purchase was approved by a special committee of NL's Board of Directors consisting of two of its directors unrelated to Contran, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee. In June 2003 the Company distributed its investment in the common stock and limited liability company units in EWI to NL in the form of a noncash dividend. The Company has accounted for the distribution of EWI as a change in accounting entity, and accordingly the Company's consolidated financial statements have been retroactively restated to exclude the assets, liabilities, results of operations and cash flows of EWI for all periods presented since the January 2002 acquisition. The effect of the change in accounting entity on the Company's consolidated net income was immaterial for 2002 and 2003, and the effect of the change in accounting entity on the Company's previously reported stockholder's equity was a reduction of approximately $10 million. The $9.2 million purchase price for EWI is reflected as part of "other capital transactions with affiliates, net" in the accompanying consolidated statements of cash flows.

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of Kronos and its majority-owned subsidiaries All material intercompany accounts and balances have been eliminated.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently, and in 2002 included a $6.3 million gain related to the extinguishments of certain intercompany indebtedness that is classified as a component of other income (expense) in the accompanying Consolidated Statement of Income.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Inventories and cost of sales. Inventories are stated at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories. Amounts are removed from inventories at average cost. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

     Cash and cash equivalents. Cash equivalents include bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less.

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities, and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.5 million and $2.6 million at December 31, 2002 and 2003, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Investment in TiO2 manufacturing joint venture. Investments in a 50%-owned manufacturing joint venture is accounted for by the equity method.

     Property and equipment and depreciation. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. The Company does not own the ilmenite reserves associated with the mine. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities, was $4.0 million and $6.3 million at December 31, 2002 and 2003, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2001, 2002 or 2003.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced assessing impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Long-term debt. Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999.

     Income taxes. Prior to December 2003, Kronos and its qualifying subsidiaries were members of NL's consolidated U.S. federal income tax group (the "NL Tax Group"). As a member of the NL Tax Group, the Company was a party to a tax sharing agreement (the "NL Tax Agreement"). Effective January 1, 2001, the NL Tax Group, including Kronos, was included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, NL is a party to a separate tax sharing agreement (the
"Contran Tax Agreement"). The Contran Tax Agreement provides that NL and its qualifying subsidiaries, including Kronos, compute provisions for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the NL Tax Sharing Agreement and using the tax elections made by Contran, Kronos made payments to or received payments from NL in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of NL's consolidated tax group but instead was a separate taxpayer. Refunds are limited to amounts previously paid under the NL Tax Sharing Agreement. See Note 12.

     Effective December 2003, following NL's distribution of 48.8% of the outstanding shares of Kronos common stock to NL stockholders, Kronos and its qualifying subsidiaries ceased being members of the NL Tax Group, but Kronos and its qualifying subsidiaries remained as members of the Contran Tax Group. Kronos entered into a new tax sharing agreement with Valhi and Contran, which contains similar terms to the NL Tax Agreement.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and including undistributed earnings of foreign subsidiaries  which are not deemed to be  permanently  reinvested.  The  Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $261 million at December 31, 2002 and $304 million at December 31, 2003.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002 and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was nil in 2001, $2.3 million in 2002 and $1.0 million in 2003.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2001, 2002 and 2003 if the Company had applied the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.



                                                                                Years ended December 31,
                                                                         2001             2002             2003
                                                                                  (In millions, except
                                                                                   per share amounts)

Net income as reported                                                $154.4            $66.3          $ 87.5

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                                          -                1.5              .7
  Stock-based employee compensation expense
   determined under SFAS No. 123                                        (1.1)             (.7)            (.3)
                                                                      ------            -----          ------
Pro forma net income                                                  $153.3            $67.1          $ 87.9
                                                                      ======            =====          ======
Basic and diluted earnings per share:
  As reported                                                         $ 3.16            $1.35          $ 1.79
  Pro forma                                                           $ 3.13            $1.37          $ 1.80


     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $49 million in 2001, $51 million in 2002 and $63 million in 2003. Advertising costs are expensed as incurred and were $1 million in each of 2001, 2002 and 2003. Research, development and certain sales technical support costs are expensed as incurred and approximated $6 million in each of 2001 and 2002 and $7 million in 2003.

     Other. Accounting and funding policies for retirement and post retirement benefits other than pensions ("OPEB") plans are described in Note 13.

Note 2 - Geographic information:

     The Company's operations are associated with the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2002 and 2003, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $159 million and $193 million, respectively.

     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.







                                                                           Years ended December 31,
                                                                2001                2002                2003
                                                                               (In thousands)
       Geographic areas

Net sales - point of origin:
    Germany                                                     $  398,470         $  404,299          $  510,105
    United States                                                  278,624            291,823             310,694
    Canada                                                         149,412            157,773             173,297
    Belgium                                                        126,782            123,760             150,728
    Norway                                                         102,843            111,811             131,457
    Other                                                           82,320             89,560             110,358
    Eliminations                                                  (303,352)          (303,838)           (378,462)
                                                                ----------         ----------          ----------
                                                                $  835,099         $  875,188          $1,008,177
                                                                ==========         ==========          ==========
Net sales - point of destination:
    Europe                                                      $  425,338         $  456,834          $  567,496
    United States                                                  258,347            271,865             296,643
    Canada                                                          47,061             53,371              53,170
    Latin America                                                   25,514             19,970              15,920
    Asia                                                            46,169             47,549              49,020
    Other                                                           32,670             25,599              25,928
                                                                ----------         ----------          ----------
                                                                $  835,099         $  875,188          $1,008,177
                                                                ==========         ==========          ==========

                                                                                           December 31,
                                                                                    2002                2003
                                                                                         (In thousands)

Identifiable assets -
  net property and equipment:
      Germany                                                                       $213,170             $252,411
      Canada                                                                          54,719               63,623
      Belgium                                                                         54,625               64,895
      Norway                                                                          49,737               50,811
      Other                                                                            3,507                3,227
                                                                                    --------             --------
                                                                                    $375,758             $434,967
                                                                                    ========             ========

Note 3 -       Accounts and other receivables:

                                                                                           December 31,
                                                                                    2002                2003
                                                                                         (In thousands)

Trade receivables                                                                    $124,044            $146,971
Insurance claims                                                                          312                  58
Recoverable VAT and other receivables                                                  12,492              12,103
Allowance for doubtful accounts                                                        (2,605)             (2,920)
                                                                                     --------            --------
                                                                                     $134,243            $156,212
                                                                                     ========            ========









Note 4 -       Inventories


                                                                                             December 31,
                                                                                       2002                2003
                                                                                            (In thousands)

Raw materials                                                                        $ 54,077            $ 61,959
Work in progress                                                                       15,936              19,855
Finished products                                                                     109,203             147,270
Supplies                                                                               30,666              36,936
                                                                                     --------            --------
                                                                                     $209,882            $266,020
                                                                                     ========            ========

Note 5 -       Other noncurrent assets:

                                                                                           December 31,
                                                                                    2002                2003
                                                                                         (In thousands)

Deferred financing costs, net                                                         $10,550             $10,417
Restricted marketable debt securities                                                   2,492               2,586
Unrecognized net pension obligation                                                     5,561              13,747
Other                                                                                   1,656               1,290
                                                                                      -------             -------
                                                                                      $20,259             $28,040
                                                                                      =======             =======

Note 6 -       Investment in TiO2 manufacturing joint venture:

     Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Americas Inc. ("Tioxide"), a wholly-owned subsidiary of Huntsman International Holdings LLC, a 60%-owned subsidiary of Huntsman Corporation. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

     KLA is required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, the Company reports no equity in earnings of LPC. Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $11.3 million in 2001, $8.0 million in 2002, and $.9 million in 2003 are stated net of contributions of $6.2 million in 2001, $14.2 million in 2002 and $13.1 million in 2003.

     LPC made net cash distributions of $22.6 million in 2001, $15.9 million in 2002 and $1.8 million in 2003, equally split between the partners.

Summary balance sheets of LPC are shown below:

                                                                                          December 31,
                                                                                    2002                2003
                                                                                         (In thousands)

           ASSETS

Current assets                                                                     $  56,745         $  57,028
Property and equipment, net                                                          235,739           226,971
                                                                                   ---------         ---------
                                                                                   $ 292,484         $ 283,999
                                                                                   =========         =========
   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current                                               $  29,716         $  23,229
Partners' equity                                                                     262,768           260,770
                                                                                   ---------         ---------
                                                                                   $ 292,484         $ 283,999
                                                                                   =========         =========

Summary income statements of LPC are shown below:

                                                                        Years ended December 31,
                                                              2001               2002               2003
                                                                            (In thousands)

Revenues and other income:
  Kronos                                                     $  93,393          $  92,428          $  101,293
  Tioxide                                                       94,009             93,833             101,619
  Interest                                                         303                 53                  73
                                                             ---------          ---------          ----------
                                                               187,705            186,314             202,985
                                                             ---------          ---------          ----------
Cost and expenses:
  Cost of sales                                                187,295            185,946             201,947
  General and administrative                                       410                368                 398
                                                             ---------          ---------          ----------

                                                               187,705            186,314             202,345
                                                             ---------          ---------          ----------
Net income from continuing operations                             -                  -                   640
  Cumulative effect of change in accounting principles            -                  -                  (640)
                                                             ---------          ---------          ----------

    Net income                                               $    -             $    -             $     -
                                                             =========          =========          ==========

Note 7 -       Accounts payable and accrued liabilities:

                                                                                                December 31,
                                                                                            2002           2003
                                                                                              (In thousands)

    Accounts payable                                                                     $ 89,602       $ 97,446
    Employee benefits                                                                      27,042         31,732
    Other                                                                                  31,613         37,486
                                                                                         --------       --------
                                                                                         $148,257       $166,664
                                                                                         ========       ========





Note 8 -       Long-term debt:

                                                                                              December 31,
                                                                                         2002             2003
                                                                                            (In thousands)


Kronos International, Inc. and subsidiaries:
  8.875% Senior Secured Notes                                                          $ 296,942       $  356,136
  Bank credit facility                                                                    27,077                -
  Other                                                                                    1,887              603
                                                                                       ---------       ----------
                                                                                         325,906          356,739
  Less current maturities                                                                  1,298              288
                                                                                       ---------       ----------

                                                                                       $ 324,608       $  356,451
                                                                                       =========       ==========

     In June 2002, Kronos International, Inc. ("KII"), a wholly-owned subsidiary of the Company which conducts the Company's TiO2 operations in Europe, issued euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. In addition, the indenture contains customary cross-default provisions with respect to other debt and obligations of KII or its subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2003, the quoted market price of the Notes was approximately (euro)1,000 per (euro)1,000 principal amount (2002 -
(euro)1,010 per (euro)1,000 principal amount). The Notes require cash interest payments on June 30 and December 30. KII completed an exchange offer in November 2002 to exchange the Notes for registered publicly traded notes that have substantially identical terms as the Notes.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway (collectively, the "Borrowers") entered into a (euro)80 million secured revolving bank credit facility that matures in June 2005 ("European Credit Facility"). Borrowings under this facility were used in part to repay and terminate Kronos' short-term non-U.S. bank credit agreements. Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to (euro)5 million. The European Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The European Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the Borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the Borrowers, KII and its other subsidiaries. At December 31, 2003, no amounts were outstanding under the European Credit Facility, and the equivalent of $97.5 million was available for additional borrowing by the subsidiaries.

     Under the cross-default provisions of the Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under the European Credit Facility may be accelerated prior to their stated maturity if the Borrowers or KII default under any other indebtedness in excess of (euro)5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). In the event the cross-default provisions of either the Notes or the European Credit Facility become applicable, and such indebtedness is accelerated, the Company would be required to repay such indebtedness prior to their stated maturity.

     In September 2002, certain of the Company's U.S. subsidiaries entered into a $50 million revolving credit facility (nil outstanding at December 31, 2003) that matures in September 2005 ("U.S. Credit Facility"). The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate. The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2003, $39 million was available for borrowing under the facility.

     Deferred financing costs of $10.7 million for the KII Senior Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2003.

     Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $99.9 million at December 31, 2003 (including approximately $97.5 million under the European Credit Facility).

     In January and February 2004, certain of KII's operating subsidiaries borrowed a net (euro)40 million ($50 million when borrowed) under the European Credit Facility at an interest rate of 3.825%.

     In January 2004, Kronos' Canadian subsidiary entered into a new Cdn. $30 million revolving credit facility that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR. The facility contains certain restrictive covenants which, among other things, restricts the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.



          Aggregate maturities of long-term debt at December 31, 2003 are shown in the table below.

Years ending December 31,                                                                           Amount
                                                                                                (In thousands)

  2004                                                                                              $     288
  2005                                                                                                    153
  2006                                                                                                    145
  2007                                                                                                     18
  2008                                                                                                      -
  2009 and thereafter                                                                                 356,135
                                                                                                    ---------
                                                                                                    $ 356,739
                                                                                                    =========

Note 9 - Other noncurrent liabilities:

                                                                                       December 31,
                                                                                       2002             2003
                                                                                           (In thousands)

Insurance claims and expenses                                                          $ 1,480           $ 1,673
Employee benefits                                                                        4,025             4,849
Other                                                                                    8,237             8,205
                                                                                       -------           -------
                                                                                       $13,742           $14,727
                                                                                       =======           =======

Note 10 - Notes receivable from and payable to affiliates:

                                                                                            December 31,
                                                                                       2002             2003
                                                                                           (In thousands)

Notes receivable from affiliates:

    Variable rate - NL                                                                 $44,600          $   -
                                                                                       =======          ========
Notes payable to affiliates:
    Revolving credit facility                                                          $44,600          $   -
    Note payable to NL                                                                    -              200,000
                                                                                       -------          --------
                                                                                       $44,600          $200,000
                                                                                       =======          ========


     Notes receivable from affiliates. At December 31, 2002, the Company had $44.6 million of loans outstanding to NL under the terms of a $55 million revolving credit facility entered into with NL during 2002. The loan bore interest at U.S. LIBOR plus 1.75% (3.1% at December 31, 2002), with interest payable quarterly, and all principal was due on December 31, 2005. This note receivable from NL is included in noncurrent assets at December 31, 2002 (rather than classified as contra-equity), as settlement of the note was currently contemplated within the foreseeable future. During the first six months of 2003, NL repaid a net $19.7 million to the Company. In June 2003 the Company distributed the remaining $24.9 million of notes receivable from affiliate to NL in the form of a noncash dividend. The revolving credit agreement with NL was terminated on June 30, 2003.

     Notes payable to affiliates. In December 2003, immediately prior to NL's distribution of approximately 48.8% of the outstanding shares of Kronos' common stock to NL stockholders, the Company distributed a $200 million dividend to NL in the form of a long-term note payable. The $200 million long-term note payable to NL is unsecured and bears interest at 9% per annum, with interest payable quarterly and all principal due in 2010.

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

Note 11 - Common stock and notes receivable from affiliates:

     NL common stock options held by employees of the Company. Certain employees of the Company have been granted nonqualified options to purchase NL common stock under the terms of certain option plans sponsored by NL. Generally, the stock options are granted at a price equal to or greater than 100% of the market price of NL's common stock at the date of grant, vest over a five-year period and expire ten years from the date of grant. Following NL's distribution of approximately 48.8% of the outstanding shares of Kronos' common stock to NL stockholders, the exercise prices for all options to purchase NL common stock were adjusted.

     Changes in outstanding options to purchase NL common stock granted to certain employees of the Company are summarized in the table below.

                                                                            Amount        Weighted-      Weighted-
                                                           Exercise        payable         average     average fair
                                                          price per          upon         exercise      value  at
                                              Shares        share          exercise         price         grant
                                                            (In thousands, except per share amounts)

Outstanding at December 31, 2000                  641  $ 5.00-21.97     $  9,619      $ 15.01

Granted                                           216   20.11-20.51        4,344        20.11           $  7.52
Exercised                                          (6)  11.28-14.25          (70)       12.43
                                                 ----   -----------     --------

Outstanding at December 31, 2001                  851    5.00-21.97       13,893        16.33

Exercised                                        (192)   5.00-15.19       (2,715)       14.16
                                                 ----   -----------     --------

Outstanding at December 31, 2002                  659    8.69-21.97       11,178        16.96

Exercised                                         (20)  11.28-11.88         (226)       11.55
Canceled                                          (69)  11.28-20.11       (1,150)       16.67
Adjusted for Kronos common stock
   distribution                                    -     8.69-21.97       (4,913)        8.63
                                                 ----   -----------     --------

Outstanding at December 31, 2003                  570  $ 0.06-13.34     $  4,889      $  8.58
                                                 ====   ===========     ========

     At December 31, 2001,  2002 and 2003 options to purchase  261,000,  240,400 and 351,900 shares, respectively, were exercisable, and options to purchase 103,200 shares become exercisable in 2004. Of the exercisable options, options to purchase 321,900 shares at December 31, 2003 had exercise prices less than NL's December 31, 2003 quoted market price of $11.70 per share. Outstanding options at December 31, 2003 expire at various dates through 2011.

     The following table summarizes NL's stock options outstanding and held by certain employees of the Company, and those which are exercisable as of December 31, 2003 by price range.



                               Options outstanding                                       Options exercisable
                                                     Weighted-
                                                      average         Weighted-                        Weighted-
                                    Outstanding      remaining         average       Exercisable        average
            Range of                    at          contractual       exercise           at            exercise
        exercise prices               12/31/03         life             price          12/31/03          Price

  $  0.06      -    $   3.56             59,500         4.6            $   2.89          44,000          $  2.83
     5.06      -        7.13            180,500         5.5                5.75          98,300             5.83
     8.63      -       11.49            299,600         6.1               10.94         179,600            10.58
             13.34                       30,000         4.1               13.34          30,000            13.34
                                       --------                                         -------
                                        569,600         5.8            $   8.58         351,900           $ 8.52
                                       ========                                         =======


     Notes receivable from affiliates - contra equity. Certain long-term notes receivable from affiliates were included as a component of equity in accordance with GAAP, as settlement of the affiliate notes receivable balances was not currently contemplated within the foreseeable future. In July 2002 the Company distributed its affiliate notes receivable to NL totaling $711.1 million in the form of a noncash dividend.

     The Company periodically converted interest receivable from affiliates to notes receivable from affiliates. For the years ended 2001 and 2002, the interest transferred to notes receivable from affiliates totaled $22.2 million and $20.6 million, respectively and totaled nil in 2003.

     Cash flows related to such loans made to affiliates included in contra equity were reflected in "Other capital transactions with affiliates, net" in the accompanying Consolidated Statements of Cash Flows.

Note 12 - Income taxes:

                                                                             Years ended December 31,
                                                                         2001           2002          2003
                                                                         ----           ----          ----
                                                                                   (In millions)
Pre-tax income:
  U.S.                                                                   $ 34.2        $ 24.3        $ 13.2
  Non-U.S.                                                                154.0          67.5          86.1
                                                                         ------        ------        ------
                                                                         $188.2        $ 91.8        $ 99.3
                                                                         ======        ======        ======
Expected tax expense, at U.S.
 federal statutory income tax rate of 35%                                $ 65.9        $ 32.1        $ 34.8
Non-U.S. tax rates                                                         (7.2)         (6.7)         (1.1)
Incremental U.S. tax and rate differences
 on equity in earnings of non-tax group
 companies                                                                   .5            .5           1.9
Change in deferred income tax valuation allowance, net                    (23.2)         (1.8)         (6.7)

Nondeductible expenses                                                       .2           2.9           2.8
Nontaxable income                                                          (3.2)           -           -
Change in Belgian income tax law                                            -            (2.3)         -
U.S. state income taxes, net                                                 .5            -           -
NL tax contingency reserve adjustment, net                                 (3.4)           .2          14.8
Refund of prior year German income taxes                                    -              -          (38.0)
Other, net                                                                  3.7            .6           3.2
                                                                         ------        ------        ------
                                                                         $ 33.8        $ 25.5        $ 11.7
                                                                         ======        ======        ======



                                                                             Years ended December 31,
                                                                         2001           2002          2003
                                                                                   (In millions)

Components of income tax expense:
  Currently payable (refundable):
    U.S. federal and state                                               $  9.0        $  4.3        $ 10.5
    Non-U.S.                                                               29.0          10.4         (35.3)
                                                                         ------        ------        ------
                                                                           38.0          14.7         (24.8)
                                                                         ------        ------        ------
  Deferred income taxes (benefit):
    U.S. federal and state                                                  4.0           5.2          (1.0)
    Non-U.S.                                                               (8.2)          5.6          37.5
                                                                         ------        ------        ------
                                                                           (4.2)         10.8          36.5
                                                                         ------        ------        ------
                                                                         $ 33.8        $ 25.5        $ 11.7
                                                                         ======        ======        ======

Comprehensive provision for
 income taxes allocable to:
  Net income                                                             $ 33.8        $ 25.5        $ 11.7
  Other comprehensive income -
    pension liabilities                                                    (2.2)         (2.9)        (11.3)
                                                                         ------        ------        ------
                                                                         $ 31.6        $ 22.6        $   .4
                                                                         ======        ======        ======

     The components of the net deferred tax liability at December 31, 2002 and 2003, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

                                                                                 December 31,
                                                                       2002                        2003
                                                             Assets      Liabilities     Assets      Liabilities
                                                                                (In millions)
Tax effect of temporary differences
 related to:
  Inventories                                                  $  3.4    $   (3.3)      $  1.5      $  (4.1)
  Property and equipment                                         43.9       (59.1)        46.0        (62.7)
  Accrued OPEB costs                                              4.5          -           4.3           -
  Accrued (prepaid) pension cost                                  3.1       (24.8)        15.9        (33.5)
  Other accrued liabilities and deductible differences            9.6          -          19.8           -
  Other taxable differences                                       -         (35.3)          -         (71.3)
Tax on unremitted earnings of non-U.S. subsidiaries               -          (4.1)          -          (4.3)
Tax loss and tax credit carryforwards                           139.7          -         137.3           -
Valuation allowance                                            (153.7)         -        (162.7)          -
                                                              -------    --------      -------     --------
  Adjusted gross deferred tax assets
    (liabilities)                                                50.5      (126.6)        62.1       (175.9)
Netting of items by tax jurisdiction                            (44.2)       44.2        (52.7)        52.7
                                                              -------    --------      -------     --------
                                                                  6.3       (82.4)         9.4       (123.2)
Less net current deferred tax
 asset (liability)                                                4.4        (3.2)         2.8         (3.4)
                                                              -------    --------      -------     --------

    Net noncurrent deferred tax asset
     (liability)                                               $  1.9    $  (79.2)      $  6.6      $(119.8)
                                                              =======    ========      =======     ========








                                                                                Years ended December 31,
                                                                            2001          2002          2003
                                                                                      (In millions)

Increase (decrease) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria                          $ (23.2)         $(1.8)     $  (6.7)
  Foreign currency translation                                             (7.5)          21.6         28.2
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                                                     (3.2)          12.2        (12.5)
                                                                        -------          -----      -------
                                                                        $ (33.9)         $32.0      $   9.0
                                                                        =======          =====      =======

     A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.3 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgian temporary differences.

     In 2001, the Company completed a restructuring of its German subsidiaries, and as a result the Company recognized a $17.6 million net income tax benefit. This benefit is comprised of a $23.2 million decrease in the Company's deferred income tax asset valuation allowance due to a change in estimate of the Company's ability to utilize certain German income tax attributes that did not previously meet the "more-likely-than-not" recognition criteria, offset by $5.6 million of incremental U.S. taxes on undistributed earnings of certain foreign subsidiaries.

     In the first  quarter  of 2003,  the  Company  was  notified  by the German
Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. KII and the Company's German operating subsidiary were required to file amended tax returns with the German tax authorities in order to receive its refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company's German operating subsidiary of (euro)103.2 million ($123.0 million), and an aggregate additional liability of taxes and related interest to KII of (euro)91.9 million ($109.6 million). Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year. In February 2004, the Company's German operating subsidiary received interest of
(euro)16.8 million ($19.2 million). The Company believes it will receive the net refunds of taxes and related interest for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company received
(euro)21.5 million ($24.6 million) in 2003. The Company has recognized the aggregate (euro)32.8 million ($38 million) benefit of such net refunds in its 2003 results of operations.

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including interest, of approximately (euro)6 million ($8 million at December 31, 2003). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately (euro)13 million ($16 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response. In December 2003, the Belgian tax authorities agreed to a settlement of certain tax assessments separate from the assessments noted previously, for the years 1991 to 1997. Including interest, the proposed (euro)10.1 million tax deficiency ($12.6 million at December 31, 2003) was settled for (euro)5.0 million ($6.3 million).

o The Norwegian tax authorities have notified NL of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2003) relating to the years 1998 to 2000. The Company has filed a written protest to this proposed assessment.

     No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives, court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At December 31, 2003, the Company had the equivalent of $438 million of German income tax loss carryforwards with no expiration date. The Company has provided a deferred tax valuation allowance of $153.7 million at December 31, 2002 and $162.7 million at December 31, 2003, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not meet the "more-likely-than-not" recognition criteria.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforward effective January 1, 2004. The new law may significantly affect the Company's future income tax expense and cash tax payments.

Note 13 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2003, the Company currently expects to contribute the equivalent of approximately $9 million to all of its defined benefit pension plans during 2004.

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost related to the Company's consolidated business segments and charged to continuing operations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. The Company uses a September 30th measurement date for their defined benefit pension plans.



                                                                                     Years ended December 31,
                                                                                      2002              2003
                                                                                          (In thousands)
Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year                                       $218,162         $ 254,459
  Service cost                                                                          4,278             5,127
  Interest cost                                                                        13,641            15,373
  Participant contributions                                                             1,056             1,346
  Plan amendments                                                                           -             3,200
  Actuarial losses (gains)                                                             (5,178)           21,919
  Change in foreign exchange rates                                                     36,436            42,770
  Benefits paid                                                                       (13,936)          (18,234)
                                                                                     --------         ---------

      Benefit obligations at end of the year                                         $254,459         $ 325,960
                                                                                     ========         =========

Change in plan assets:
  Fair value of plan assets at beginning of the year                                 $168,155         $ 189,936
  Actual return on plan assets                                                         (2,054)          (10,249)
  Employer contributions                                                                9,010            13,586
  Participant contributions                                                             1,056             1,346
  Change in foreign exchange rates                                                     27,705            26,899
  Benefits paid                                                                       (13,936)          (18,234)
                                                                                     --------         ---------

      Fair value of plan assets at end of year                                       $189,936         $ 203,284
                                                                                     ========         =========

Funded status at end of the year:
  Plan assets less than PBO                                                          $(64,523)        $(122,676)
  Unrecognized actuarial losses                                                        55,807           115,807
  Unrecognized prior service cost                                                       4,881             8,566
  Unrecognized net transition obligations                                               5,247             5,275
                                                                                     --------         ---------

                                                                                     $  1,412          $  6,972
                                                                                     ========         =========

Amounts recognized in the balance sheet:
  Prepaid pension costs                                                              $ 17,572             $   -
  Unrecognized net pension obligations                                                  5,561            13,747
  Accrued pension costs:
    Current                                                                            (6,677)           (7,987)
    Noncurrent                                                                        (33,098)          (68,161)
  Accumulated other comprehensive income                                               18,054            69,373
                                                                                     --------         ---------

                                                                                     $  1,412          $  6,972
                                                                                     ========         =========


                                                                                 Years ended December 31,
                                                                         2001             2002              2003
                                                                                     (In thousands)

Net periodic pension cost:
  Service cost benefits                                                 $  3,743          $  4,278          $  5,127
  Interest cost on PBO                                                    12,751            13,641            15,373
  Expected return on plan assets                                         (12,635)          (12,778)          (14,529)
  Amortization of prior service cost                                         201               307               354
  Amortization of net transition obligations                                 563               570               793
  Recognized actuarial losses                                                399             1,126             1,245
                                                                        --------          --------          --------

                                                                        $  5,022          $  7,144          $  8,363
                                                                        ========          ========          ========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2002 and 2003 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.



                                                                                           December 31,
                                                                                     2002                2003

Discount rate                                                                        5.9%                5.5%
Increase in future compensation levels                                               2.6%                2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2001, 2002 and 2003 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

                                                                                      December 31,
                                                                      2001              2002              2003

Discount rate                                                         6.5%              6.2%              5.9%
Increase in future compensation levels                                3.0%              2.8%              2.6%
Long-term return on plan assets                                       7.8%              7.5%              7.2%

     As of December 31, 2003, the accumulated benefit obligations for all defined benefit pension plans was approximately $290 million (2002 - $233 million). At December 31, 2003, the projected benefit obligations for all defined benefit pension plans was comprised of $13 million related to U.S. plans and $313 million related to non-U.S. plans (2002 - $11 million and $243 million, respectively).

     At December 31, 2003, the fair value of plan assets for all defined benefit pension plans was comprised of $11 million related to U.S. plans and $192 million related to non-U.S. plans (2002 - $10 million and $180 million, respectively).

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2002 and 2003, 94% and 96%, respectively, of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                                                           December 31,
                                                                                      2002              2003
                                                                                          (In thousands)

  Projected benefit obligation                                                       $204,398          $325,960
  Accumulated benefit obligation                                                      184,314           290,287
  Fair value of plan assets:
    U.S. plans                                                                         10,385            10,866
    Non U.S. plans                                                                    132,227           192,418

     At December 31, 2003, all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

     At December 31, 2003, the asset mix of the CMRT was 50% in U.S. equity securities, 24% in U.S. fixed income securities, 7% in international equity securities and 19% in cash and other investments. At December 31, 2002, the assets of the U.S. plans were allocated as 39% to equity managers and 61% to fixed asset managers.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons. Mr. Simmons is the trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.

     For the year ended December 31, 2003, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 16-year history of the CMRT from its inception in 1987 through December 31, 2003, the average annual rate of return has been 13%.

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $.4 million in 2001, $.4 million in 2002 and $.5 million in 2003.

     Postretirement benefits other than pensions. In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Certain of the Company's Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for the Company. Based on communications with a certain insurance provider of certain retiree benefits of NL, and consultations with NL's actuaries, NL has been released from certain life insurance retiree benefit obligations as of December 31, 2002 through the use of an equal amount of plan assets. In 1989 the Company began phasing out such benefits for active U.S. employees over a ten-year period and U.S. employees retiring after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. The Company's policy is to fund medical claims as they are incurred, net of any contributions by the retiree.

     The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2003, the expected rate of increase in future healthcare costs is 8% to 10% in 2004, declining to 5.5% in 2009 and thereafter. (In 2002, the expected rate of increase in future healthcare costs ranged from 9% in 2003 declining to 5.5% in 2007 and thereafter.) If the healthcare cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.1 million (decreased by $.1 million) in 2003, and the actuarial present value of accumulated OPEB obligations at December 31, 2003 would have increased by $1.1 million (decreased by $.9 million).








                                                                                     Years ended December 31,
                                                                                      2002             2003
                                                                                          (In thousands)

Change in accumulated OPEB obligations:
  Obligations at beginning of the year                                                $ 11,407        $ 10,533
  Service cost                                                                             103             152
  Interest cost                                                                            660             684
  Actuarial losses                                                                         103           1,434
  Release of benefit obligations                                                          (787)              -
  Change in foreign exchange rates                                                          32             772
  Benefits paid - Company funds                                                           (985)           (914)
                                                                                      --------        --------

  Obligations at end of the year                                                      $ 10,533        $ 12,661
                                                                                      ========        ========

Change in plan assets:
  Fair value of plan assets at beginning of the year                                  $    787        $   -
  Actual return on plan assets                                                               -               -
  Employer contributions                                                                   985             914
  Release of benefit obligations                                                          (787)              -
  Benefits paid                                                                           (985)           (914)
                                                                                      --------        --------

  Fair value of plan assets at end of the year                                        $   -           $   -
                                                                                      ========        ========

Funded status at end of the year:
  Plan assets less than benefit obligations                                           $(10,533)       $(12,661)
  Unrecognized net actuarial (gains) losses                                               (335)          1,356
  Unrecognized prior service credit                                                     (2,225)         (1,170)
                                                                                      --------        --------

                                                                                      $(13,093)       $(12,475)
                                                                                      ========        ========

Accrued OPEB costs recognized in the balance sheet:
  Current                                                                             $ (1,287)       $ (1,299)
  Noncurrent                                                                           (11,806)        (11,176)
                                                                                      --------        --------

                                                                                      $(13,093)       $(12,475)
                                                                                      ========        ========



                                                                             Years ended December 31,
                                                                        2001            2002           2003
                                                                                  (In thousands)

Net periodic OPEB cost (credit):
  Service cost                                                           $    94       $   103     $   152
  Interest cost                                                              924           660         684
  Expected return on plan assets                                             (66)            -        -
  Amortization of prior service credit                                    (1,055)       (1,055)     (1,055)
  Recognized actuarial losses                                                 27            27          86
                                                                         -------       -------     -------
                                                                         $   (76)      $  (265)    $  (133)
                                                                         =======       =======     =======



     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2003 was 5.9% (2002 - 6.5%). Such weighted average rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2003 was 6.5% (2002 - 7.0%; 2001 - 7.3%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of assumed rate of return on plan assets also does not have a material affect on the net periodic OPEB cost as there were no plan assets as of December 31, 2002 or 2003.

     As of December 31, 2003, the accumulated OPEB obligations for all OPEB plans was approximately $12.7 million (2002 - $10.5 million). At December 31, 2003, the accumulated OPEB obligations for all OPEB plans was comprised of $7.1 million related to U.S. plans and $5.6 million related to non-U.S. plans (2002 - $7.3 million and $3.2 million, respectively). The Company uses a September 30th measurement date for their OPEB plans.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") was enacted. The Medicare 2003 Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare 2003 Act have not been issued, including those that would specify the manner in which plan sponsors could demonstrate their eligibility to receive the subsidy. Certain accounting issues raised by the Medicare 2003 Act, including how to account for the federal subsidy, are not explicitly addressed by current existing authoritative guidance. In accordance with FASB Staff Position No. 106-1, the Company has elected to defer accounting for the effects of the Medicare 2003 Act until authoritative guidance on how to account for the federal subsidy has been issued. Consequently, the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost, as reflected in the accompanying Consolidated Financial Statements, do not reflect any effect of the Medicare 2003 Act. Specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported financial information, depending on the transition provisions of such guidance.


Note 14 - Leverkusen fire and insurance claim:

     In March 2001, the Company suffered a fire at its Leverkusen, Germany TiO2 facility. Production at the facility's chloride-process plant returned to full capacity on April 8, 2001. The facility's sulfate-process plant became approximately 50% operational in September 2001, and became fully operational in late October 2001. The damages to property and the business interruption losses caused by the fire were covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis was impacted by the timing and amount of insurance recoveries. The Company's operating income in 2001 includes $27.3 million of business interruption insurance recoveries related to the Leverkusen fire. Of such business interruption proceeds amount, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production: and the remaining $7.2 million, representing recovery of lost margin, was recorded as other income. The Company also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra costs, resulting in an insurance gain of $17.5 million as such recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred.





Note 15 - Related party transactions:

     The Company may be deemed to be controlled  by Harold C. Simmons.  See Note
1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in these financial statements, the Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.


     It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     Current receivables from and payables to affiliates are summarized in the table below.


                                                                                              December 31,
                                                                                          2002           2003
                                                                                            (In thousands)

Current receivables from affiliates:
  NL - income taxes                                                                        $  978        $ 1,209
  Other                                                                                        54           -
                                                                                           ------        -------

                                                                                           $1,032        $ 1,209
                                                                                           ======        =======

Current payables to affiliates:
  NL                                                                                       $  319        $   359
  LPC                                                                                       7,614          8,560
                                                                                           ------        -------

                                                                                           $7,933        $ 8,919
                                                                                           ======        =======

     Amounts payable to LPC are generally for the purchase of TiO2 (see Note 6) and amounts payable to NL principally relate to accrued interest on affiliate loans. Purchases of TiO2 from LPC were $93.4 million in 2001, $92.4 million in 2002 and $101.3 million in 2003.

     From time to time, loans and advances are made between the Company and various related parties pursuant to term and demand notes. These loans and advances are entered into principally for cash management purposes. When the Company loans funds to related parties, the lender is generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the Company, the Company believes that it has evaluated the credit risks involved, and that those risks are reasonable and reflected in the terms of the applicable loans. When the Company borrows from related parties, the borrower is generally able to pay a lower rate of interest than the borrower would pay if it borrowed from other parties. In addition, certain loans to and from affiliates not made for cash management purposes are discussed in Notes 10 and 11.

     Interest income on all loans to related parties was $33.4 million in 2001, $20.8 million in 2002 and $.7 million in 2003. Interest expense on all loans from related parties was $23.0 million in 2001, $12.3 million in 2002 and $1.9 million in 2003.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with NL, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.

     The Company is a party to an intercorporate services agreement with NL ("NL ISA") whereby NL provides certain management services to the Company on a fee basis. Intercorporate services fee expense related to the NL ISA was $3.5 million in 2001 and $3.7 million in each of 2002 and 2003.

     Tall Pines, Valmont Insurance Company and EWI provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines and Valmont are wholly-owned subsidiaries of Valhi, and EWI is currently a wholly-owned subsidiary of NL. Prior to January 2002, EWI was owned by Contran or parties related to Contran. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid to Tall Pines, Valmont and EWI by the Company and its joint venture were $9.7 million in 2001, $10.1 million in 2002 and $7.2 million in 2003. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2004.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

     During 2002, NL and an officer of both the Company and NL entered into an agreement whereby stock options held by the officer to purchase an aggregate of 160,400 shares of NL's common stock were exercised or canceled for value. On a net basis, NL made aggregate cash payments to the officer of approximately $.7 million, and NL charged the Company an equivalent amount for stock compensation expense. See Note 1.

Note 16 - Commitments and contingencies:

     Environmental matters. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives. The Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances.

     The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits under which the plants must operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws. With respect to the Company's plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdiction by the U.S. EPA or any applicable foreign authority or any state, provincial or local authority.

     Litigation matters. The Company's Belgian subsidiary and various Belgian employees are the subject of civil and criminal proceedings related to an accident that resulted in two fatalities in such facility in 2000. At a hearing held in January 2004, the government requested the court to impose fines on the Company's subsidiary and certain of its employees in an amount equal to approximately (euro)367,500 ($460,000). The Company's subsidiary has undertaken the defense of and liability for any fines and costs incurred by its employees arising out of these proceedings. The court's decision is anticipated in April 2004.

     Kronos is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     Kronos currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Concentrations of credit risk. Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 25% of net sales in each of the last three years. By volume, approximately one-half of the Company's TiO2 sales by volume were to Europe in each of the past three years and approximately 38% of sales in 2001, 39% in 2002 and 40% in 2003 were attributable to North America.

     At December 31, 2003, consolidated cash, cash equivalents and restricted cash includes $13.7 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2002 - $13.8 million).

     Capital expenditures. At December 31, 2003 the estimated cost to complete capital projects in process approximated $9.6 million.

     Long-term contracts. The Company has long-term supply contracts that provide for the Company's chloride-process TiO2 feedstock requirements through 2007. The agreements require the Company to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $165 million.

     Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict the Company's ability to transfer ownership or use of the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $8 million in 2001, $10 million in 2002 and $12 million in 2003. At December 31, 2003, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:


Years ending December 31,                                                                            Amount
                                                                                                 (In thousands)

  2004                                                                                                $ 3,255
  2005                                                                                                  2,271
  2006                                                                                                  1,468
  2007                                                                                                  1,316
  2008                                                                                                  1,194
  2009 and thereafter                                                                                  19,881
                                                                                                      -------

                                                                                                      $29,385
                                                                                                      =======

     Approximately $19.4 million of the $29.4 million aggregate future minimum rental commitments at December 31, 2003 relates to the Company's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2003.

Note 17 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                                     December 31,                December 31,
                                                                         2002                        2003
                                                              ---------------------------  -------------------------
                                                                Carrying        Fair         Carrying      Fair
                                                                 Amount        Value          Amount       Value
                                                              ------------- -------------  -------------------------
                                                                                  (In millions)
Cash, cash equivalents, restricted cash and noncurrent
   restricted marketable debt securities                         $   44.4      $   44.4       $  59.8   $    59.8

Notes payable and long-term debt:
  Fixed rate with market quotes -
    8.875% Senior Secured Notes                                  $  296.9      $  299.9       $ 356.1   $   356.1
  Variable rate debt                                             $   29.0      $   29.0       $    .6   $      .6
  Note payable to affiliate                                      $   44.6            *        $ 200.0        *
Common stockholders' equity                                      $  314.2      $  314.2       $ 159.4   $ 1,086.5
--------------------------------

* Due to the related party nature of the Company's long-term note payable to NL, it is not practicable, without incurring substantial cost, to estimate the fair value of such indebtedness.

     Fair value of the Company's restricted marketable debt securities and Notes and the fair value of the Company's common stockholders' equity, are based upon quoted market prices at each balance sheet date.

     At December 31, 2003, the Company had entered into a short-term currency forward contract maturing January 2, 2004 to exchange an aggregate of (euro)40 million for an equivalent amount of U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency contract was not material at December 31, 2003. The Company held no other significant derivative financial instruments at December 31, 2002 or 2003. See Note 1.

Note 18  Accounting principles newly adopted in 2003:

     Asset retirement obligations. The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 is recognized as a cumulative effect of a change in accounting principles as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 was not material, as summarized in the table below, and is not separately recognized in the accompanying Statement of Income.


                                                                                                          Amount
                                                                                                      (in millions)

Increase in carrying value of net property, plant and equipment:
  Cost                                                                                                 $  .4
  Accumulated depreciation                                                                               (.1)
Decrease in carrying value of previously-accrued closure and
 post-closure activities                                                                                  .3
Asset retirement obligation recognized                                                                   (.6)
                                                                                                       -----

  Net impact                                                                                           $  -
                                                                                                       =====

     The increase in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000) is due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of sales in the accompanying Statement of Income, approximated $100,000 for the year ended December 31, 2003. If the Company had adopted SFAS No. 143 as of January 1, 2001, the asset retirement obligations would have been approximately $500,000 at December 31, 2001.

     Estimates of the ultimate cost to be incurred to settle the Company's asset retirement obligations require a number of assumptions, are inherently difficult to develop and the ultimate outcome may differ from current estimates. As additional information becomes available, cost estimates will be adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of studies or other factors could necessitate the recording of additional liabilities.

     Costs associated with exit or disposal activities. The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 for exit or disposal activities initiated on or after that date. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under prior GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The effect of adopting SFAS No. 146 as of January 1, 2003 was not material as the Company was not involved in any exit or disposal activities covered by the scope of the new standard as of such date.


Note 19 -         Quarterly results of operations (unaudited):

                                                                                 Quarter ended
                                                      _March 31_       _June 30_      _Sept. 30_      _Dec. 31_
                                                                 (In millions, except per share data)

Year ended December 31, 2002
  Net sales                                             $202.4       $ 226.9            $234.1        $211.9
  Cost of sales                                        156.3           176.2             177.5         161.8

    Net income                                          $ 17.0       $  23.3            $ 16.8        $  9.2

    Basic and diluted earnings per common share         $  .35       $   .48            $  .34        $  .19

Year ended December 31, 2003
  Net sales                                             $253.0       $ 266.6            $242.9        $245.7
  Cost of sales                                          188.4         197.6             177.4         175.8

    Net income                                          $ 16.7       $  41.8            $ 16.0        $ 13.1

    Basic and diluted earnings per common share
                                                        $  .34       $   .85            $  .33        $  .27

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.


Note 20 - Accounting principles not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended at March 31, 2004. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, the interpretation is complex and therefore the impact of adopting the consolidation requirements of FIN No. 46R has not yet been definitively determined.




                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 5 , 2004, appearing on page F-2 of the 2003 Annual Report on Form 10-K of Kronos Worldwide, Inc., also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                 PricewaterhouseCoopers LLP


Dallas, Texas
March 5, 2004




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2002 and 2003

                                                   (In thousands)
                                                                                   2002                 2003

Current assets:
  Cash and cash equivalents                                                       $   3,564            $    3,073
  Receivable from affiliates                                                            628                 1,209
  Deferred income taxes                                                                 647                  -
                                                                                  ---------            ----------

      Total current assets                                                            4,839                 4,282
                                                                                  ---------            ----------
Other assets:
  Notes receivable from affiliates                                                   88,054                50,250
  Investment in subsidiaries                                                        262,454               303,808
  Deferred income taxes                                                               8,890                 4,018
                                                                                  ---------            ----------

      Total other assets                                                            359,398               358,076
                                                                                  ---------            ----------

                                                                                  $ 364,237            $  362,358
                                                                                  =========            ==========

Current liabilities:
  Accounts payable and accrued liabilities                                        $      16            $       16
  Payable to affiliates                                                                 514                 2,991
                                                                                  ---------            ----------

      Total current liabilities                                                         530                 3,007
                                                                                  ---------            ----------

Noncurrent liabilities:
  Notes payable to affiliates                                                        44,600               200,000
  Deferred income taxes                                                               4,933                  -
                                                                                  ---------            ----------

      Total noncurrent liabilities                                                   49,533               200,000
                                                                                  ---------            ----------

Stockholders' equity                                                                314,174               159,351
                                                                                  ---------            ----------

                                                                                  $ 364,237            $  362,358
                                                                                  =========            ==========


Contingencies (Note 4)




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                         Condensed Statements of Income

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                       2001             2002             2003

Revenues and other income:
  Equity in income from continuing operations of subsidiaries         $148,267         $ 60,943          $ 92,051
  Interest income from affiliates                                       35,601           23,776             3,009
  Interest and dividends                                                    29              483                29
  Other income, net                                                       -               3,555                 8
                                                                      --------         --------          --------

                                                                       183,897           88,757            95,097
Costs and expenses:
  General and administrative                                              (103)            (102)              269
  Intercompany interest and others                                      25,638           17,421             1,917
                                                                      --------         --------          --------

                                                                        25,535           17,319             2,186
                                                                      --------         --------          --------

  Income before income taxes                                           158,362           71,438            92,911

Provision for income taxes                                               3,906            5,174             5,362
                                                                      --------         --------          --------

  Net income                                                          $154,456         $ 66,264          $ 87,549
                                                                      ========         ========          ========



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                       2001             2002              2003

Cash flows from operating activities:
   Net income                                                         $ 154,456         $ 66,264         $ 87,549
   Distributions from subsidiaries                                       18,407           48,900                -
   Noncash interest income, net                                               -             (302)               -
   Deferred income taxes                                                 (3,147)             (21)            (538)
   Equity in earnings of subsidiaries                                  (148,267)         (60,943)         (92,051)
  Net change in assets and liabilities                                    5,137           (4,490)           1,295
                                                                      ---------         --------         --------

            Net cash provided by (used in) operating activities          26,586           49,408           (3,745)
                                                                      ---------         --------         --------

Cash flows from investing activities:
     Loans to affiliates                                                (14,600)         (83,200)         (16,550)
     Collections of loans to affiliates                                  30,313          295,182           46,404
     Investments in subsidiaries                                         (3,807)          (9,149)            -
                                                                      ---------         --------         --------

        Net cash provided by investing activities                        11,906          202,833           29,854
                                                                      ---------         --------         --------

Cash flows from financing activities:
     Loans from affiliates                                                1,625           46,675            8,000
     Repayments of loans from affiliates                                      -         (194,000)         (52,600)
     Dividends paid                                                     (30,500)        (111,000)          18,000
                                                                      ---------         --------         --------

            Net cash used by financing activities:                      (28,875)        (258,325)         (26,600)
                                                                      ---------         --------         --------

Net change during the year from operating, investing and
   financing activities                                                   9,617           (6,084)            (491)

Balance at beginning of year                                                 31            9,648            3,564
                                                                      ---------         --------         --------

Balance at end of year                                                $   9,648         $  3,564         $  3,073
                                                                      =========         ========         ========







                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                    Notes to Condensed Financial Information


Note 1 - Basis of presentation:

     The accompanying financial statements of Kronos Worldwide, Inc. reflect Kronos' investment in its majority-owned subsidiaries on the equity method. The Consolidated Financial Statements of Kronos and its majority-owned subsidiaries (the "Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                                                          December 31,
                                                                                   2002                 2003
                                                                                         (In thousands)

Current:
    Receivable from:
        NL - income taxes                                                          $    628             $   1,209
                                                                                   ========             =========
       Payable to:
            KUS                                                                     $   511              $    200
            NL - income taxes                                                             -                 2,291
            KLA                                                                           3                     -
            Kronos Cananda, Inc. ("KC")                                                -                      500
                                                                                   --------             ---------

                                                                                   $    514             $   2,991
                                                                                   ========             =========

Noncurrent:
       Receivable from:                                                            $ 43,454             $  50,250
            KUS                                                                      44,600                  -
                                                                                   --------             ---------

            NL                                                                     $ 88,054             $  50,250
                                                                                   ========             =========

       Payable to:
            NL                                                                       $    -             $ 200,000
            EMS                                                                      44,600                  -
                                                                                   --------             ---------

                                                                                   $ 44,600             $ 200,000
                                                                                   ========             =========

     During 2002 the Company completed certain capital restructuring transactions whereby the Company distributed to NL certain affiliate notes receivable, net and the Company recorded a corresponding decrease in its investment in subsidiaries. See Note 3.

     See Note 10 of the Consolidated Financial Statements for a description of noncurrent receivables and payables.

Note 3 - Investment in subsidiaries:

                                                                                          December 31,
                                                                                   2002                 2003
                                                                                         (In thousands)

Investment in:
     KLA                                                                          $ 104,089           $  110,336
     KC                                                                              82,201               81,910
     KII                                                                             76,164              111,562
                                                                                  ---------           ----------

                                                                                  $ 262,454           $  303,808
                                                                                  =========           ==========


                                                                       2001             2002              2003

Equity in income from continuing operations of subsidiaries:
   KLA                                                                $  14,578         $  8,904         $  6,086
   KC                                                                     9,483           11,288            2,192
   KII                                                                  124,206           40,751           83,773
                                                                      ---------         --------         --------

                                                                      $ 148,267         $ 60,943         $ 92,051
                                                                      =========         ========         ========

Note 4 - Contingencies:

See Note 16 to the Consolidated Financial Statements.


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      (In thousands)


                                                                 Additions
                                             Balance at         charged to                                                  Balance
                                              beginning          costs and         Net            Currency                  at end
           Description                        of year            expenses      deductions       translation     Other       of year

Year ended December 31, 2001:
  Allowance for doubtful accounts                 $ 2,103           $   485        $  (245)       $  (104)       $   -      $ 2,239


Year ended December 31, 2002:
  Allowance for doubtful accounts                 $ 2,239           $   481        $  (414)       $   299        $   -      $ 2,605


Year ended December 31, 2003:
  Allowance for doubtful accounts                 $ 2,605           $   367        $  (439)       $   387        $   -      $ 2,920




Note:Certain information has been omitted from this Schedule because it is disclosed in the Notes to the Consolidated Financial Statements.