Form 10-Q
period 2004-03-31
KRONOS WORLDWIDE INC
filed 2004-05-05
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2004           Commission file number 1-31763
                        --------------                                  -------




                             KRONOS WORLDWIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             76-0294959
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___



Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes___   No_X_



Number of shares of the Registrant's common stock outstanding on April 30, 2004:
48,943,049.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                     Page
                                                                    number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets -
             December 31, 2003 and March 31, 2004                      3

            Consolidated Statements of Income -
             Three months ended March 31, 2003 and 2004                5

            Consolidated Statements of Comprehensive Income -
             Three months ended March 31, 2003 and 2004                6

            Consolidated Statement of Stockholders' Equity -
             Three months ended March 31, 2004                         7

            Consolidated Statements of Cash Flows -
             Three months ended March 31, 2003 and 2004                8

            Notes to Consolidated Financial Statements                10

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      16

  Item 4.   Controls and Procedures                                   23

Part II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                         24

  Item 6.   Exhibits and Reports on Form 8-K                          24




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                              December 31,         March 31,
                                                                                      2003                2004
                                                                                  ------------        -----------

Current assets:
  Cash and cash equivalents                                                       $   55,876          $   90,360
  Restricted cash and cash equivalents                                                 1,313                 845
  Accounts and other receivables                                                     156,212             183,583
  Refundable income taxes                                                             35,336              14,428
  Receivable from affiliates                                                           1,209                 601
  Inventories                                                                        266,020             227,530
  Prepaid expenses                                                                     4,456               4,520
  Deferred income taxes                                                                2,755               3,118
                                                                                  ----------          ----------

      Total current assets                                                           523,177             524,985
                                                                                  ----------          ----------

Other assets:
  Investment in TiO2 manufacturing joint venture                                     129,011             127,211
  Other                                                                               28,040              27,182
                                                                                  ----------          ----------

      Total other assets                                                             157,051             154,393
                                                                                  ----------          ----------

Property and equipment:
  Land                                                                                32,339              31,461
  Buildings                                                                          179,472             175,143
  Equipment                                                                          765,231             750,086
  Mining properties                                                                   63,701              61,160
  Construction in progress                                                             9,666               9,108
                                                                                  ----------          ----------
                                                                                   1,050,409           1,026,958
  Less accumulated depreciation and amortization                                     615,442             609,637
                                                                                  ----------          ----------

      Net property and equipment                                                     434,967             417,321
                                                                                  ----------          ----------

                                                                                  $1,115,195          $1,096,699
                                                                                  ==========          ==========






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                           December 31,         March 31,
                                                                                      2003               2004
                                                                                  ------------         ---------

Current liabilities:
  Current maturities of long-term debt                                            $      288          $      279
  Accounts payable                                                                    97,446              61,908
  Accrued liabilities                                                                 69,218              75,784
  Payable to affiliates                                                                8,919               8,250
  Income taxes                                                                        12,354              12,681
  Deferred income taxes                                                                3,436               1,407
                                                                                  ----------          ----------

      Total current liabilities                                                      191,661             160,309
                                                                                  ----------          ----------

Noncurrent liabilities:
  Long-term debt                                                                     356,451             377,531
  Note payable to affiliate                                                          200,000             200,000
  Accrued pension costs                                                               68,161              67,846
  Accrued postretirement benefits costs                                               11,176              10,895
  Deferred income taxes                                                              113,143             108,796
  Other                                                                               14,727              14,318
                                                                                  ----------          ----------

      Total noncurrent liabilities                                                   763,658             779,386
                                                                                  ----------          ----------

Minority interest                                                                        525                 518
                                                                                  ----------          ----------

Stockholders' equity:
  Common stock                                                                           489                 489
  Additional paid-in capital                                                       1,060,157           1,060,157
  Retained deficit                                                                  (729,260)           (731,688)
  Accumulated other comprehensive loss:
    Currency translation                                                            (133,009)           (133,446)
    Pension liabilities                                                              (39,026)            (39,026)
                                                                                  ----------          ----------

      Total stockholders' equity                                                     159,351             156,486
                                                                                  ----------          ----------

                                                                                  $1,115,195          $1,096,699
                                                                                  ==========          ==========

Commitments and contingencies (Notes 8 and 10)

          See accompanying notes to consolidated financial statements.







                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2003 and 2004

                      (In thousands, except per share data)

                                                                                   2003                2004
                                                                                   ----                ----

Net sales                                                                       $ 252,973           $  263,267
Cost of sales                                                                     188,417              202,231
                                                                                ---------           ----------

    Gross margin                                                                   64,556               61,036

Selling, general and administrative expense                                        29,379               35,244
Other operating income (expense):
  Currency transaction gains (losses), net                                         (1,098)                 254
  Disposition of property and equipment                                               (61)                 (23)
  Other income                                                                        103                   14
  Corporate expense                                                                  (771)                (438)
                                                                                ---------           ----------

    Income from operations                                                         33,350               25,599

Other income (expense):
  Trade interest income                                                               163                  206
  Interest income from affiliates                                                     358                    -
  Other interest income                                                                36                  151
  Interest expense to affiliates                                                     (384)              (4,475)
  Interest expense                                                                 (7,983)              (9,215)
                                                                                ---------           ----------

    Income before income taxes and minority interest                               25,540               12,266

Provision for income taxes                                                          8,851                2,450

Minority interest in after-tax earnings                                                24                    8
                                                                                ---------           ----------

    Net income                                                                  $  16,665           $    9,808
                                                                                ---------           ----------

Basic and diluted net income per share                                          $     .34           $      .20
                                                                                =========           ==========

Basic and diluted weighted-average shares used in the calculation of
   net income per share                                                            48,943               48,943
                                                                                =========           ==========

          See accompanying notes to consolidated financial statements.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                                   2003                2004
                                                                                   ----                ----

Net income                                                                      $  16,665            $   9,808

Other comprehensive income (loss), net of tax - currency
   translation adjustment                                                           3,699                 (437)
                                                                                ---------            ---------

          Comprehensive income                                                  $  20,364            $   9,371
                                                                                =========            =========

          See accompanying notes to consolidated financial statements.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2004

                                 (In thousands)


                                                                                Accumulated other
                                                                                comprehensive loss
                                               Additional                   --------------------------         Total
                                   Common        paid-in      Retained       Currency         Pension      stockholders'
                                    stock        capital       deficit      translation     liabilities       equity
                                  --------    -----------    -----------   -------------   ------------    -------------

 Balance at December 31, 2003      $  489      $1,060,157     $(729,260)     $(133,009)      $(39,026)       $159,351

 Net income                          -               -            9,808           -              -              9,808

 Dividends                           -               -          (12,236)          -              -            (12,236)

 Other comprehensive loss            -               -             -              (437)          -               (437)
                                   ------      ----------     ---------      ---------       --------        --------

 Balance at March 31, 2004         $  489      $1,060,157     $(731,688)     $(133,446)      $(39,026)       $156,486
                                   ======      ==========     =========      =========       ========        ========

          See accompanying notes to consolidated financial statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                                      2003           2004
                                                                                     ------         ------


Cash flows from operating activities:
  Net income                                                                       $ 16,665      $  9,808
  Depreciation and amortization                                                       9,520        11,038
  Noncash interest expense                                                              528           619
  Deferred income taxes                                                               4,246        (1,357)
  Minority interest                                                                      24             8
  Net loss from disposition of property and equipment                                    61            23
  Pension cost, net                                                                  (1,051)        1,027
  Distributions from (contributions to) TiO2 manufacturing joint venture, net        (1,250)        1,800
  Other postretirement benefits, net                                                   (314)         (258)
  Other, net                                                                              -           700
  Change in assets and liabilities:
    Accounts and other receivables                                                  (28,457)      (31,008)
    Inventories                                                                      18,702        33,494
    Prepaid expenses                                                                  1,581           (66)
    Accounts payable and accrued liabilities                                        (29,577)      (27,339)
    Income taxes                                                                        405        21,286
    Accounts with affiliates                                                          2,077           279
    Other, net                                                                          801          (940)
                                                                                   --------      --------

        Net cash provided by (used in) operating activities                          (6,039)       19,114
                                                                                   --------      --------

Cash flows from investing activities:
  Capital expenditures                                                               (6,503)       (4,501)
  Change in restricted cash equivalents                                              (1,009)          556
  Other, net                                                                             42            30
                                                                                   --------      --------

        Net cash used in investing activities                                        (7,470)       (3,915)
                                                                                   --------      --------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                       16,106        99,968
    Principal payments                                                                 (342)      (67,468)
    Repayment of loans from affiliates                                                8,000          -
  Dividends paid                                                                       -          (12,236)
  Other capital transactions with affiliates, net                                   (11,400)         -
                                                                                   --------      --------
        Net cash provided by financing activities                                    12,364        20,264
                                                                                   --------      --------











                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)


                                                                     2003              2004
                                                                   ------             ------


Cash and cash equivalents - net change from:
  Operating, investing and financing activities                   $ (1,145)         $ 35,463
  Currency translation                                                 421              (979)
Cash and cash equivalents at beginning of period                    40,685            55,876
                                                                  --------          --------

Cash and cash equivalents at end of period                        $ 39,961          $ 90,360
                                                                  ========          ========


Supplemental disclosures - cash paid (received) for:
    Interest, net of amounts capitalized                          $  1,056          $  5,559
    Income taxes, net                                                3,041           (18,165)



          See accompanying notes to consolidated financial statements.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Organization and basis of presentation:

     Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO) is a 50.5% owned subsidiary of NL Industries, Inc. (NYSE: NL) at March 31, 2004. NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. At March 31, 2004, Valhi, Inc. and a wholly-owned subsidiary of Valhi, held approximately 83% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At March 31, 2004, Valhi and a wholly-owned subsidiary of Valhi held an additional 43.3% of Kronos' outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran and the Company, may be deemed to control each of such companies.

     The consolidated balance sheet of Kronos at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2004, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report").

     The Company has not issued any stock options to purchase Kronos common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in recognition of additional compensation expense (income). Aggregate compensation expense related to NL stock options held by employees of the Company was $200,000 in the first quarter of 2003 and approximately $700,000 in the first quarter of 2004.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the first quarter of 2003 and 2004 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.



                                                                                Three months ended March 31,
                                                                              ------------------------------
                                                                                2003                  2004
                                                                              -------               -------
                                                                                   (In millions, except
                                                                                    per share amounts)

Net income as reported                                                          $16.6                $ 9.8

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                                                    .2                   .5
  Stock-based employee compensation expense
   determined under SFAS No. 123                                                  (.1)                  -
                                                                                -----                -----

Pro forma net income                                                            $16.7                $10.3
                                                                                =====                =====

Basic and diluted earnings per share:
  As reported                                                                   $ .34                $ .20
  Pro forma                                                                       .34                  .21

     The Company has complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. See Note 11.

Note 2 - Accounts and other receivables:

                                                                                December 31,          March 31,
                                                                                   2003                 2004
                                                                                -----------          ----------
                                                                                         (In thousands)

Trade receivables                                                                 $147,029            $176,130
Recoverable VAT and other receivables                                               12,103              10,348
Allowance for doubtful accounts                                                     (2,920)             (2,895)
                                                                                  --------            --------

                                                                                  $156,212            $183,583
                                                                                  ========            ========

Note 3 - Inventories:

                                                                                December 31,          March 31,
                                                                                   2003                 2004
                                                                                -----------          ----------
                                                                                         (In thousands)

Raw materials                                                                     $ 61,959            $ 31,591
Work in process                                                                     19,855              18,135
Finished products                                                                  147,270             142,175
Supplies                                                                            36,936              35,629
                                                                                  --------            --------

                                                                                  $266,020            $227,530
                                                                                  ========            ========



Note 4 - Other noncurrent assets:

                                                                                December 31,          March 31,
                                                                                   2003                 2004
                                                                                -----------          ----------
                                                                                         (In thousands)

Deferred financing costs, net                                                     $ 10,417            $  9,695
Restricted marketable debt securities                                                2,586               2,458
Unrecognized net pension obligations                                                13,747              13,747
Other                                                                                1,290               1,282
                                                                                  --------            --------

                                                                                  $ 28,040            $ 27,182
                                                                                  ========            ========

Note 5 - Accrued liabilities:


                                                                                December 31,          March 31,
                                                                                   2003                 2004
                                                                                -----------          ----------
                                                                                         (In thousands)

Employee benefits                                                                 $ 31,732            $ 28,800
Interest                                                                               207               8,043
Other                                                                               37,279              38,941
                                                                                  --------            --------

                                                                                  $ 69,218            $ 75,784
                                                                                  ========            ========


Note 6 - Long-term debt:

                                                                                December 31,          March 31,
                                                                                   2003                 2004
                                                                                -----------          ----------
                                                                                         (In thousands)

Kronos International, Inc. and subsidiaries:
  Senior Secured Notes                                                            $356,136            $345,848
  Revolving credit facility                                                              -              31,551
  Other                                                                                603                 411
                                                                                  --------            --------

                                                                                   356,739             377,810
Less current maturities                                                                288                 279
                                                                                  --------            --------

                                                                                  $356,451            $377,531
                                                                                  ========            ========

     During the first quarter of 2004, certain of Kronos' operating subsidiaries in Europe borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%.

Note 7 - Other noncurrent liabilities:

                                                                                December 31,          March 31,
                                                                                   2003                 2004
                                                                                -----------          ----------
                                                                                         (In thousands)

Employee benefits                                                                 $  4,849            $  4,663
Insurance                                                                            1,673               1,957
Other                                                                                8,205               7,698
                                                                                  --------            --------

                                                                                  $ 14,727            $ 14,318
                                                                                  ========            ========



Note 8 - Provision for income taxes:

                                                                                     Three months ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                   2003              2004
                                                                                  -----             -----
                                                                                       (In millions)

Expected tax expense                                                             $ 8.9              $ 4.3
Incremental U.S. tax and rate differences on                                                          (.1)
 equity in earnings of non-tax group companies                                      .9
Non-U.S. tax rates                                                                  .1                 .1
Change in deferred income tax valuation                                                              (3.0)
  allowance, net                                                                   (.7)
Other, net                                                                         (.4)               1.2
                                                                                 -----              -----

                                                                                 $ 8.8              $ 2.5
                                                                                 =====              =====

     In the first quarter of 2003, Kronos International, Inc. ("KII"), which conducts Kronos' TiO2 operations in Europe, was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and the Company's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company's German operating subsidiary of euro 103.2 million ($123.0 million), and an aggregate additional liability of taxes and related interest to KII of Euro 91.9 million ($109.6 million). Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year. Through April 2004, KII's German operating subsidiary received net refunds of Euro 16.3 million ($20.3 million when received). KII believes it will receive the net refunds for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which the Company received euro 21.5 million ($24.6 million) in 2003. KII recognized the aggregate euro 32.8 million ($38 million) benefit of such net refunds in its 2003 results of operations.

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately Euro 6 million ($8 million at March 31, 2004). Kronos has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately Euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at March 31, 2004) relating to the years 1998 to 2000. Kronos has filed a written protest to this proposed assessment.

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

Note 9 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                                                     Three months ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                   2003              2004
                                                                                  -----             -----
                                                                                       (In thousands

Service cost benefits                                                             $ 1,239           $ 1,611
Interest cost on projected benefit obligations                                      3,692             4,328
Expected return on plan assets                                                     (4,142)           (3,832)
Amortization of prior service cost                                                     87               141
Amortization of net transition obligations                                            187               160
Recognized actuarial losses                                                           307               742
                                                                                  -------           -------

                                                                                  $ 1,370           $ 3,150
                                                                                  =======           =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                                                     Three months ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                   2003              2004
                                                                                  -----             -----
                                                                                       (In thousands

Service cost                                                                      $    35           $    57
Interest cost                                                                         166               181
Amortization of prior service credit                                                 (264)             (183)
Recognized actuarial losses                                                            20                39
                                                                                  -------           -------

                                                                                  $  (43)           $    94

Note 10 - Commitments and contingencies:

     In May 2004, the court ruled and, among other things, imposed a fine of euro 200,000 against the Company and fines ranging from euro 1,000 to euro 25,000 against various employees of the Company, the liability of which has been undertaken by the Company, in the previously-reported matter concerning fatalities at the Company's Belgian facility. The Company plans to appeal the ruling.

     In addition to the litigation described above, the Company is from time to time also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items. The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Note 11 - Accounting principle newly adopted in 2004:

     The Company complied with the consolidation requirements of FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the first three months of 2003 and 2004 are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices were generally increasing during the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003 and the first quarter of 2004.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation and
o    Possible future litigation.

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


                                                                             Three months ended
                                                                                 March 31,
                                                                           ------------------------          %
                                                                              2003            2004        Change
                                                                             -----           -----       -------
                                                                                     (In millions, except
                                                                                    percentage and volumes)

Net sales                                                                   $253.0          $263.3           +4%
Cost of sales                                                                188.4           202.3           +7%
                                                                            ------          ------

Gross margin                                                                  64.6            61.0           -6%

Selling, general and administrative expense                                  (29.4)          (35.2)
Currency transaction gains (losses), net                                      (1.1)             .2
Other income                                                                    .1              -
Corporate expense                                                              (.8)            (.4)
                                                                            ------          ------

Income from operations                                                      $ 33.4          $ 25.6          -23%
                                                                            ======          ======

TiO2 data:

  Percent change in average selling prices:
      Using actual foreign currency exchange rates                                                           +4%
      Impact of changes in foreign currency exchange rates                                                   -8%
                                                                                                            ----

      In billing currencies                                                                                  -4%
                                                                                                            ====

  Sales volumes*                                                             118             118
  Production volumes*                                                        117             117

________________________________

     *   Thousands of metric tons


     Kronos' sales increased $10.3 million (4%) in the first quarter of 2004 compared to the first quarter of 2003, as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $21 million (as more fully discussed below), more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the first quarter of 2004 were 4% lower than the first quarter of 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2004 were 4% higher compared to the first quarter of 2003. Kronos' TiO2 sales volumes in the first quarter of 2004 approximated Kronos' TiO2 sales volumes in the first quarter of 2003.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 4% increase in the Company's average TiO2 selling prices during the first quarter 2004 as compared to the same period in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 4% decrease in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $13.9 million (7%) in the first quarter of 2004 compared to the first quarter of 2003 largely due to the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales, increased from 74% in the first quarter of 2003 to 77% in the first quarter of 2004. Kronos' TiO2 production volumes in the first quarter of 2004 approximated Kronos' TiO2 production volumes in the first quarter of 2003, with operating rates near full capacity in both periods.

     The Company's gross margins for the first quarter of 2004 decreased $3.6 million (6%) from the first quarter of 2003 as the unfavorable effect of lower average TiO2 selling prices more than offset the favorable effect on gross margin resulting from relative changes in foreign currency exchange rates.

     Selling, general and administrative expenses increased $5.9 million (20%) in the first quarter of 2004 as compared to the corresponding period in 2003. This increase is largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars as well as increased compensation costs associated with options to purchase NL common stock held by employees of the Company.

     The Company has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the first quarter of 2004 approximately $21 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2004 compared to the first quarter of 2003. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons was not significant in the first quarter of 2004 as compared to the same period in 2003.

Outlook

     The Company expects its TiO2 sales and production volumes to be higher for the full year 2004 as compared to 2003. The Company's average Ti02 selling price, which declined during the second half of 2003 and the first quarter of 2004, is expected to cease to decline sometime during the second quarter of 2004 and should rise thereafter. Nevertheless, the Company expects its average TiO2 selling prices, in billing currencies, to be lower in 2004 as compared to 2003. Overall, the Company expects its gross margin in 2004 to be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

Other income (expense)

                                                                         Three months ended
                                                                               March 31,
                                                                     -------------------------
                                                                        2003            2004       Difference
                                                                       -----           -----      -----------
                                                                                    (In millions)

Trade interest income                                                 $   .2         $   .2         $   -
Interest income from affiliates                                           .4             -             (.4)
Other interest income                                                   -                .2             .2
Interest expense to affiliates                                           (.4)          (4.5)          (4.1)
Other interest expense                                                  (8.0)          (9.2)          (1.2)
                                                                      ------         ------         ------

                                                                      $ (7.8)        $(13.3)        $ (5.5)
                                                                      ======         ======         ======

     Interest expense to affiliates increased $4.1 million from the first quarter of 2003 to $4.5 million in the first quarter of 2004 due to the $200 million long-term note payable to NL, which was distributed to NL in December 2003. Because of such December 2003 distribution, interest expense to affiliates is expected to continue to be higher during the remainder of 2004 as compared to the same periods in 2003.

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including KII's Euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Other interest expense in the first quarter of 2004 was $9.2 million, an increase of $1.2 million from the first quarter of 2003. The increase was due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the KII Senior Secured Notes by approximately $1.1 million in the first quarter of 2004 as compared to the first quarter of 2003. Assuming no significant change in interest rates or foreign currency exchange rates, other interest expense for the full-year 2004 is expected to be slightly higher than amounts for the same periods in 2003.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements.

     During the first quarter of 2004, the Company reduced its deferred income tax asset valuation allowance by approximately $3 million primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized.

     At March 31, 2004, Kronos had the equivalent of $606 million of German income tax loss carryforwards with no expiration date. However, Kronos has provided a deferred income tax asset valuation allowance against substantially all of this loss carryforward because Kronos does not currently believe it meets the "more-likely-than-not" recognition criteria. Kronos periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future Kronos may conclude such carryforwards do meet the recognition criteria, at which time Kronos would reverse all or a portion of such deferred tax asset valuation allowance.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004. While the new law did not significantly affect the Company's income tax expense and cash tax payments in the first quarter of 2004, it could have a significant effect in the future depending on the level of income earned in Germany.

Recently adopted accounting principle

         See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2003 and 2004 are presented below:





                                                                                       Three months ended
                                                                                             March 31,
                                                                                    ------------------------
                                                                                     2003               2004
                                                                                    ------             -----
                                                                                          (In millions)

Net cash provided (used) by:
  Operating activities                                                             $ (6.0)            $ 19.1
  Investing activities                                                               (7.5)              (3.9)
  Financing activities                                                               12.4               20.3
                                                                                   ------             ------

    Net cash provided (used) by operating, investing and financing activities      $ (1.1)            $ 35.5
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

     Cash flows for operating activities increased from $6.0 million used in the first quarter of 2003 to $19.1 million of cash provided by operating activities in the first quarter of 2004. This $25.1 million increase was due primarily to the net effects of (i) lower net income of $6.9 million, (ii) higher depreciation expense of $1.5 million, (iii) lower deferred income taxes of $5.6 million, (iv) higher net distributions from the TiO2 manufacturing joint venture of $1.8 million in the first quarter of 2004 compared to $1.3 million in contributions in the first quarter of 2003, (v) a lower amount of net cash used in relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $12.7 million in the first quarter of 2004 as compared to the first quarter of 2003 and (vi) lower cash paid for income taxes of $21.2 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.

Investing and financing activities

     The Company's capital expenditures were $6.5 million and $4.5 million in the first three months of 2003 and 2004, respectively.

     In the first quarter of 2004 KII's operating subsidiaries in Germany, Belgium and Norway borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%.

     In the first quarter of 2004, the Company paid a regular quarterly dividend to stockholders of $.25 per share, aggregating $12.2 million.

Cash,  cash  equivalents,   restricted  cash  and  restricted   marketable  debt
securities and borrowing availability

     At March 31, 2004, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $90.4 million ($40.4 million held by non-U.S. subsidiaries), (ii) current restricted cash equivalents of $800,000 and (iii) noncurrent restricted marketable debt securities of $2.5 million. At March 31, 2004, certain of the Company's subsidiaries had approximately $121 million available for borrowing with approximately $76 million available under non-U.S. credit facilities (including approximately $63 million under the European Credit Facility and $9.7 million under Kronos' Canadian bank credit facility) and approximately $45 million available under the U.S. Credit Facility. At March 31, 2004, KII had approximately $12 million available for payment of dividends and other restricted payments as defined in the Senior Secured Notes indenture.

Litigation matters

     See Note 10 to the Consolidated Financial Statements and Part II, Item 1, "Legal Proceedings."

Income tax contingencies

     See Note 8 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions.

Other matters

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, its dividend policy, capital needs and availability of resources in view of, among other things, its dividend policy, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, the Company may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results of operations as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors.

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

o    Pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
     accurately and fairly reflect the transactions and dispositions of the assets of the Company,

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.





                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 10 of the Consolidated Financial Statements and to the 2003 Annual Report for descriptions of certain legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

          10.1 - Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2004

          10.2 - Summary of Consulting Arrangement beginning August 1, 2003, as amended, between Lawrence A. Wigdor and Kronos Worldwide, Inc. (management contract, compensatory plan or arrangement)

          31.1 - Certification

          31.2 - Certification

          32.1 - Certification

     (b)  Reports on Form 8-K

          Reports on Form 8-K for the quarter ended March 31, 2004.

          February 20, 2004 - Reported Item 9.
          February 24, 2004 - Reported Item 9.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Kronos Worldwide, Inc.
                                              --------------------------------
                                                       (Registrant)



Date   May 5, 2004                            By /s/ Gregory M. Swalwell
                                                ------------------------------
                                                Gregory M. Swalwell
                                                Vice President, Finance
                                                 (Principal Financial Officer)


Date   May 5, 2004                            By /s/ James W. Brown
                                                ------------------------------
                                                James W. Brown
                                                Vice President and Controller
                                                (Principal Accounting Officer)