Form 10-Q
period 2004-06-30
KRONOS WORLDWIDE INC
filed 2004-08-05
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended June 30, 2004             Commission file number 1-31763
                      -------------                                    -------




                             KRONOS WORLDWIDE, INC.
             (Exact name of Registrant as specified in its charter)




           Delaware                                             76-0294959
-------------------------------                            --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
-------------------------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                ---------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---


Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    No X
                                                                  ---   ---


Number of shares of the Registrant's  common stock outstanding on July 30, 2004:
48,946,049.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
              December 31, 2003 and June 30, 2004                            3

             Consolidated Statements of Income -
              Three months and six months ended June 30, 2003 and 2004       5

             Consolidated Statements of Comprehensive Income -
              Six months ended June 30, 2003 and 2004                        6

             Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 2004                                 7

             Consolidated Statements of Cash Flows -
              Six months ended June 30, 2003 and 2004                        8

             Notes to Consolidated Financial Statements                     10

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           17

  Item 4.    Controls and Procedures                                        26

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                              28

  Item 4.    Submission of Matters to a Vote of Security Holders            28

  Item 6.    Exhibits and Reports on Form 8-K                               28




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                              December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------

 Current assets:
   Cash and cash equivalents                                       $   55,876          $   88,434
   Restricted cash and cash equivalents                                 1,313               1,047
   Accounts and other receivables                                     156,212             200,845
   Refundable income taxes                                             35,336               1,332
   Receivable from affiliates                                           1,209                -
   Inventories                                                        266,020             209,816
   Prepaid expenses                                                     4,456               4,151
   Deferred income taxes                                                2,755               2,814
                                                                   ----------          ----------

       Total current assets                                           523,177             508,439
                                                                   ----------          ----------

 Other assets:
   Investment in TiO2 manufacturing joint venture                     129,011             120,711
   Deferred income taxes                                                 -                179,588
   Other                                                               28,040              29,517
                                                                   ----------          ----------

       Total other assets                                             157,051             329,816
                                                                   ----------          ----------

 Property and equipment:
   Land                                                                32,339              31,530
   Buildings                                                          179,472             174,946
   Equipment                                                          765,231             752,919
   Mining properties                                                   63,701              62,542
   Construction in progress                                             9,666              11,589
                                                                   ----------          ----------
                                                                    1,050,409           1,033,526
   Less accumulated depreciation and amortization                     615,442             620,355
                                                                   ----------          ----------

       Net property and equipment                                     434,967             413,171
                                                                   ----------          ----------

                                                                   $1,115,195          $1,251,426
                                                                   ==========          ==========






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                           December 31,          June 30,
                                                                      2003                 2004
                                                                   ------------        ------------

 Current liabilities:
   Current maturities of long-term debt                            $      288          $      148
   Accounts payable                                                    97,446              65,634
   Accrued liabilities                                                 69,218              74,844
   Payable to affiliates                                                8,919               9,266
   Income taxes                                                        12,354               6,809
   Deferred income taxes                                                3,436                -
                                                                   ----------          ----------

       Total current liabilities                                      191,661             156,701
                                                                   ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                     356,451             346,682
   Note payable to affiliate                                          200,000             200,000
   Accrued pension costs                                               68,161              66,227
   Accrued postretirement benefits costs                               11,176              10,677
   Deferred income taxes                                              113,143              50,730
   Other                                                               14,727              13,408
                                                                   ----------          ----------

       Total noncurrent liabilities                                   763,658             687,724
                                                                   ----------          ----------

 Minority interest                                                        525                 505
                                                                   ----------          ----------

 Stockholders' equity:
   Common stock                                                           489                 489
   Additional paid-in capital                                       1,060,157           1,060,247
   Retained deficit                                                  (729,260)           (476,442)
   Accumulated other comprehensive loss:
     Currency translation                                            (133,009)           (138,772)
     Pension liabilities                                              (39,026)            (39,026)
                                                                   ----------          ----------

       Total stockholders' equity                                     159,351             406,496
                                                                   ----------          ----------

                                                                   $1,115,195          $1,251,426
                                                                   ==========          ==========
Commitments and contingencies (Notes 9 and 12)




          See accompanying notes to consolidated financial statements.








                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----

Net sales                                                $ 266,631     $ 295,789        $ 519,604       $ 559,056
Cost of sales                                              197,649       227,505          386,066         429,736
                                                         ---------     ---------        ---------       ---------

    Gross margin                                            68,982        68,284          133,538         129,320

Selling, general and administrative expense                 30,975        34,970           60,354          70,214
Other operating income (expense):
  Currency transaction gains (losses), net                  (2,743)          302           (3,841)            556
  Disposition of property and equipment                         17            21              (44)             (2)
  Other income                                                   9         6,266              112           6,280
  Corporate expense                                           (913)         (841)          (1,684)         (1,279)
                                                         ---------     ---------        ---------       ---------

    Income from operations                                  34,377        39,062           67,727          64,661

Other income (expense):
  Trade interest income                                        198           206              361             412
  Interest income from affiliates                              365          -                 723            -
  Other interest income                                         38           222               74             373
  Interest expense to affiliates                              (319)       (4,476)            (703)         (8,951)
  Interest expense                                          (8,367)       (8,594)         (16,350)        (17,809)
                                                         ---------     ---------        ---------       ---------

    Income before income taxes and minority interest        26,292        26,420           51,832          38,686

 Income tax benefit                                        (15,525)     (241,075)          (6,674)       (238,625)

Minority interest in after-tax earnings                         19            12               43              20
                                                         ---------     ---------        ---------       ---------

    Net income                                           $  41,798     $ 267,483        $  58,463       $ 277,291
                                                         =========     =========        =========       =========

Basic and diluted net income per share                   $     .85     $    5.47        $    1.19       $    5.67
                                                         =========     =========        =========       =========

Basic and diluted weighted-average shares used in
   the calculation of net income per share                  48,943        48,944           48,943          48,944
                                                         =========     =========        =========       =========


          See accompanying notes to consolidated financial statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)



                                                                      2003             2004
                                                                      ----             ----

Net income                                                        $  58,463         $ 277,291

Other comprehensive income (loss), net of tax - currency
   translation adjustment                                            12,712            (5,763)
                                                                  ---------         ---------

          Comprehensive income                                    $  71,175         $ 271,528
                                                                  =========         =========



          See accompanying notes to consolidated financial statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2004

                                 (In thousands)


                                                                                     Accumulated other
                                                                                    comprehensive loss
                                                Additional                     -----------------------------           Total
                                  Common         paid-in        Retained         Currency          Pension         stockholders'
                                  stock          capital         deficit       translation       liabilities           equity
                                --------       -----------     ----------      -----------       -----------       --------------

 Balance at December 31, 2003     $  489       $1,060,157      $(729,260)       $(133,009)        $(39,026)          $159,351

 Net income                         -                -           277,291             -                -               277,291

 Dividends                          -                -           (24,473)            -                -               (24,473)

 Issuance of common stock           -                  90           -                -                -                    90

 Other comprehensive loss           -               -               -              (5,763)            -                (5,763)
                                  ------       ----------      ---------        ---------         --------           --------

 Balance at June 30, 2004         $  489       $1,060,247      $(476,442)       $(138,772)        $(39,026)          $406,496
                                  ======       ==========      =========        =========         ========           ========

          See accompanying notes to consolidated financial statements.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)



                                                                       2003             2004
                                                                       ----             ----


 Cash flows from operating activities:
   Net income                                                       $ 58,463         $277,291
   Depreciation and amortization                                      19,287           21,806
   Noncash interest expense                                            1,102            1,222
   Deferred income taxes                                               5,852         (245,059)
   Minority interest                                                      43               20
   Net loss from disposition of property and equipment                    44                2
   Pension cost, net                                                  (1,410)             227
   Distributions from TiO2 manufacturing joint venture, net              800            8,300
   Other postretirement benefits, net                                   (555)            (427)
   Other, net                                                           -                 949
   Change in assets and liabilities:
     Accounts and other receivables                                  (36,570)         (48,004)
     Inventories                                                      25,301           51,362
     Prepaid expenses                                                  2,901              414
     Accounts payable and accrued liabilities                        (27,168)         (26,059)
     Income taxes                                                    (24,131)          28,016
     Accounts with affiliates                                          5,244            1,858
     Other, net                                                          128           (4,461)
                                                                    --------         --------

         Net cash provided by operating activities                    29,331           67,457
                                                                    --------         --------

 Cash flows from investing activities:
   Capital expenditures                                              (13,766)         (10,828)
   Change in restricted cash equivalents                              (1,005)             273
   Other, net                                                             47               84
                                                                    --------         --------

         Net cash used in investing activities                       (14,724)         (10,471)
                                                                    --------         --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                       16,106           99,968
     Principal payments                                              (11,615)         (99,994)
     Loans to affiliates                                               8,000             -
     Repayment of loans from affiliates                              (52,600)            -
   Dividends paid                                                     (7,000)         (24,473)
   Other capital transactions with affiliates, net                    19,700             -
                                                                    --------         --------

         Net cash used in financing activities                       (27,409)         (24,499)
                                                                    --------         --------









                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)


                                                                       2003             2004
                                                                       ----             ----


 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                   $ (12,802)        $ 32,487
   Currency translation                                                1,682               71
 Cash and cash equivalents at beginning of period                     40,685           55,876
                                                                    --------         --------

 Cash and cash equivalents at end of period                         $ 29,565         $ 88,434
                                                                    ========         ========


 Supplemental disclosures - cash paid (received) for:
     Interest, net of amounts capitalized                          $  17,048         $ 25,638
     Income taxes, net                                                 7,534          (22,208)







          See accompanying notes to consolidated financial statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Note 1 - Organization and basis of presentation:

     Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO) is a 50.5% owned subsidiary of NL Industries, Inc. (NYSE: NL) at June 30, 2004. NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. At June 30, 2004, Valhi, Inc. and a wholly-owned subsidiary of Valhi held approximately 83% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At June 30, 2004, Valhi and a wholly-owned subsidiary of Valhi held an additional 43.6% of Kronos' outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran, NL and the Company, may be deemed to control each of such companies.

     The consolidated balance sheet of Kronos at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2004, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     The Company has complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. See Note 13.

     The Company has not issued any stock options to purchase Kronos common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in recognition of additional compensation expense (income). Aggregate compensation income related to NL stock options held by employees of the Company was approximately $200,000 and nil in the second quarter and first six months of 2003, respectively, and aggregate compensation expense was approximately $200,000 and $900,000 in the second quarter and first six months of 2004, respectively.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the 2003 and 2004 periods presented if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.


                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                    (In millions, except per share amounts)

Net income as reported                                     $41.8         $267.5            $58.5          $277.3

Adjustments,  net of  applicable  income tax  effects and
    minority    interest,    of   stock-based    employee
    compensation determined under:
     APBO No. 25                                             (.2)            .1               -               .6
     SFAS No. 123                                            (.1)            -               (.2)             -
                                                           -----         ------            -----          ------

Pro forma net income                                       $41.5         $267.6            $58.3          $277.9
                                                           =====         ======            =====          ======

Basic and diluted net income per share:
         As reported                                       $ .85         $ 5.47            $1.19          $ 5.67
         Pro forma                                           .85           5.47             1.19            5.68


Note 2 - Accounts and other receivables:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                            (In thousands)

 Trade receivables                                                   $147,029            $192,788
 Recoverable VAT and other receivables                                 12,103              10,906
 Allowance for doubtful accounts                                       (2,920)             (2,849)
                                                                     --------            --------

                                                                     $156,212            $200,845
                                                                     ========            ========

Note 3 - Inventories:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

Raw materials                                                        $ 61,959            $ 35,409
 Work in process                                                       19,855              17,078
 Finished products                                                    147,270             121,659
 Supplies                                                              36,936              35,670
                                                                     --------            --------

                                                                     $266,020            $209,816
                                                                     ========            ========




Note 4 - Other noncurrent assets:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Deferred financing costs, net                                       $ 10,417            $ 9,100
 Restricted marketable debt securities                                  2,586              2,548
 Unrecognized net pension obligations                                  13,747             13,426
 Other                                                                  1,290              4,443
                                                                     --------            --------

                                                                     $ 28,040            $ 29,517
                                                                     ========            ========

Note 5 - Accrued liabilities:


                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Employee benefits                                                   $ 31,732            $ 28,217
 Interest                                                                 207                 306
 Other                                                                 37,279              46,321
                                                                     --------            --------

                                                                     $ 69,218            $ 74,844
                                                                     ========            ========


Note 6 - Long-term debt:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Kronos International, Inc. and subsidiaries:
   Senior Secured Notes                                              $356,136            $346,446
   Other                                                                  603                 384
                                                                     --------            --------

                                                                      356,739             346,830
 Less current maturities                                                  288                 148
                                                                     --------            --------

                                                                     $356,451            $346,682
                                                                     ========            ========

     During the first quarter of 2004, certain of Kronos' operating subsidiaries in Europe borrowed a net euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004.

Note 7 - Other noncurrent liabilities:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Employee benefits                                                   $  4,849            $  4,622
 Insurance                                                              1,673               1,047
 Other                                                                  8,205               7,739
                                                                     --------            --------

                                                                     $ 14,727            $ 13,408
                                                                     ========            ========



Note 8 - Other income:

                                                                      Six months ended
                                                                           June 30,
                                                                  ---------------------------
                                                                  2003                   2004
                                                                  ----                   ----
                                                                        (In thousands)

 Contract dispute settlement                                     $   -                $  6,289
 Other income (expense)                                               112                   (9)
                                                                 --------             --------

                                                                 $    112             $  6,280
                                                                 ========             ========


     The contract dispute settlement relates to the Company's settlement with a customer. As part of the settlement, the customer agreed to make payments to the Company through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to the Company.

Note 9 - Income tax benefit:

                                                                      Six months ended
                                                                           June 30,
                                                                  ---------------------------
                                                                  2003                   2004
                                                                  ----                   ----
                                                                         (In millions)

 Expected tax expense                                            $18.1                 $  13.5
 Change in deferred income tax valuation                                                (254.3)
   allowance, net                                                  (.1)
 Refund of prior year income taxes                               (24.6)                   (3.1)
 Incremental U.S. tax and rate differences on                                               -
   equity in earnings of non-tax group companies                    .1
 Non-U.S. tax rates                                                 -                       .1
 Other, net                                                        (.2)                    5.2
                                                                 -----                 -------

                                                                 $(6.7)                $(238.6)
                                                                 =====                 =======

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at June 30, 2004). Kronos has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at June 30, 2004) relating to the years 1998 to 2000. Kronos has objected to this proposed assessment.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by Kronos International, Inc. ("KII") principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. Prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of this uncertainty, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any indication that the downward trend would improve. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believes its selling prices will continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. Consequently, Kronos' revised projections now reflect taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now meet the "more-likely-than-not" recognition criteria, and Kronos reversed the deferred income tax asset valuation allowance related to Germany. Accordingly, in the first six months of 2004, Kronos recognized a $254.3 million income tax benefit related to the reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $254.3 million, $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, and $245.6 million relates to the German deferred income tax asset valuation allowance attributable to the remaining German net operating loss carryforwards and other tax attributes as of June 30, 2004, the benefit of which Kronos has concluded now meet the "more-likely-than-not" recognition criteria. At June 30, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $594 million and $255 million, respectively, all of which have no expiration date.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net refunds in its 2003 results of operations. During the first six months of 2004, the Company recognized a benefit of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amounts. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended returns with respect to the 1990 and 1991 tax years. Through June 2004, KII's German operating subsidiary had received net refunds of euro 24.5 million ($28.4 million when received). KII believes it will receive the remainder of the net refunds of taxes and related interest for the remaining years during the remainder of 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which KII received euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of this refund in the second quarter of 2003.

Note 10 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                            (In thousands)

 Service cost benefits                                   $ 1,279         $1,446          $ 2,518          $3,057
 Interest cost on projected benefit obligations            3,836          4,287            7,528           8,615
 Expected return on plan assets                           (3,713)        (3,788)          (7,855)         (7,620)
 Amortization of prior service cost                           88            140              175             281
 Amortization of net transition obligations                  197            163              384             323
 Recognized actuarial losses                                 312            746              619           1,488
                                                         -------        -------          -------         -------

                                                         $ 1,999        $ 2,994          $ 3,369         $ 6,144
                                                         =======        =======          =======         =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                            (In thousands)

 Service cost                                            $    38        $    56          $    73         $   113
 Interest cost                                               170            179              336             360
 Amortization of prior service credit                       (264)          (183)            (528)           (366)
 Recognized actuarial losses                                  22             39               42              78
                                                         -------        -------          -------         -------

                                                         $   (34)       $    91          $   (77)        $   185
                                                         =======        =======          =======         =======

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare 2003 Act have not been issued, including those that would specify the manner in which actuarial equivalency would be determined, the evidence required to demonstrate actuarial equivalence and the documentation requirements necessary to receive the subsidy. Until such definitive regulations are issued, the Company is unable to determine whether the prescription drug benefit offered under its postretirement benefit plans is at least actuarially equivalent to Medicare Part D. Accordingly, the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost, as reflected in the accompanying consolidated financial statements, do not reflect any effect of the federal subsidy. When such definitive regulations are issued or at such other time that the Company can determine whether the prescription drug benefit offered under its postretirement benefit plans is at least actuarially equivalent to Medicare Part D, the Company would account for the effect of the federal subsidy, if any, prospectively from that date, as permitted by and in accordance with FASB Staff Position No. 106-2.

Note 11 - Accounts with affiliates:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Current receivables from affiliates -
   NL - income taxes                                                 $  1,209            $   -
                                                                     ========            ========

 Current payables to affiliates:
   NL                                                                $    359            $    117
   Income taxes payable to Valhi                                            -                 119
   Louisiana Pigment Company                                            8,560               9,030
                                                                     --------            --------

                                                                     $  8,919            $  9,266
                                                                     ========            ========

 Note payable to affiliate - NL                                      $200,000            $200,000
                                                                     ========            ========

Note 12 - Commitments and contingencies:

     The Company is from time to time involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items. The Company currently believes the disposition of all of these claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Note 13 - Accounting principle newly adopted in 2004:

     The Company complied with the consolidation requirements of FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the second quarter and the first six months of 2003 and 2004 are primarily due to (i) relative changes in average TiO2 selling prices, (ii) relative changes in TiO2 sales volumes and (iii) relative changes in foreign currency exchange rates. Selling prices were generally increasing during the first quarter of 2003, were generally flat during the second quarter of 2003, were generally decreasing during the third and fourth quarters of 2003 and the first quarter of 2004 and were generally flat during the second quarter of 2004.

     The Company reported net income of $267.5 million, or $5.47 per diluted share, in the second quarter of 2004 compared to net income of $41.8 million, or $.85 per diluted share, in the second quarter of 2003. For the first six months of 2004, the Company reported net income of $277.3 million, or $5.67 per diluted share, compared to net income of $58.5 million, or $1.19 per diluted share, in the first six months of 2003. The increase in the Company's diluted earnings per share from the first quarter and first six months of 2003 to the same periods in 2004 is due primarily to the net effects of (i) significantly higher tax benefit generated from the reversal of the Company's German deferred income tax asset valuation allowance, (ii) lower gross margins, (iii) higher selling, general and administrative expense, (iv) income from a contract dispute settlement and (v) higher interest expense to affiliates. Overall, the Company believes its net income in 2004 will be higher than 2003 as the impact of the reversal of the Company's deferred income tax asset valuation allowance is expected to more than offset the effect of expected lower income from operations.

     The Company believes the analysis presented in the following table is useful in understanding the comparability of its results of operations for the periods presented. Each of these items are more fully discussed below in the applicable sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" or in the 2003 Annual Report.

                                                                Net income - diluted earnings per share
                                                                ---------------------------------------
                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----

 German valuation allowance adjustments(1)                 $  -          $ 5.02           $  -           $ 5.02
 Contract dispute settlement(2)                               -             .08              -              .08
 Refund of prior year
     German income taxes(3)                                  .50            -                .50            -
 Operations and other, net                                   .35            .37              .69            .57
                                                           -----         ------           ------         ------

                                                           $ .85         $ 5.47           $ 1.19         $ 5.67
                                                           =====         ======           ======         ======
_________________________

1) Reversal of the Company's German deferred income tax asset valuation allowance as of June 30, 2004.
2)   Income from settlement of customer contract.
3)   Refund of prior year German income taxes received.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecast or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Net sales and income from operations

                                                     Three months ended                     Six months ended
                                                          June 30,                              June 30,
                                             ----------------------------------   ------------------------------------
                                               2003        2004      % Change       2003         2004       % Change
                                               ----        ----      --------       ----         ----       --------
                                                          (In millions, except percentages and volumes)

    Net sales                                 $266.6      $295.8         +11%      $519.6       $559.1           +8%
    Cost of sales                              197.6       227.5         +15%       386.1        429.8          +11%
                                              ------      ------                   ------       ------

    Gross margin                                69.0        68.3          -1%       133.5        129.3           -3%

    Selling, general and administrative                    (35.0)                                (70.2)
        expense                                (31.0)                               (60.4)
    Currency transaction gains (losses),                      .3                                    .6
        net                                     (2.7)                                (3.8)
    Contract dispute settlement                   -          6.3                       -           6.3
    Other income                                  -           -                        .1           -
    Corporate expense                            (.9)        (.8)                    (1.7)        (1.3)
                                              ------      ------                   ------       ------

    Income from operations                    $ 34.4      $ 39.1         +14%      $ 67.7       $ 64.7           -4%
                                              ======      ======                   ======       ======

    TiO2 data:

      Percent change in average selling
          prices:
             Using actual foreign currency
                exchange rates                                            **%                                    +2%
             Impact of changes in foreign
                currency exchange rates                                   -5%                                    -7%
                                                                         ----                                   ----

             In billing currencies                                        -5%                                    -5%
                                                                         ====                                   ====

      Sales volumes*                            121         137                     240           255
      Production volumes*                       120         123                     237           240
________________________________

  *   Thousands of metric tons
  **  Less than 1% decrease

     Kronos' sales increased $29.2 million (11%) in the second quarter of 2004 compared to the second quarter of 2003 and increased $39.5 million (8%) in the first six months of 2004 compared to the same period in 2003, as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $13 million and $35 million, respectively, (as more fully discussed below) and increased sales volumes, more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in each of the second quarter and first six months of 2004 were 5% lower than the comparable periods in 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the second quarter of 2004 were comparable to the second quarter of 2003 and 2% higher for the first six months of 2004 compared to the first six months of 2003. Kronos' TiO2 sales volumes in the second quarter and first six months of 2004 increased 13% and 6%, respectively, compared to the same periods of 2003, as higher volumes in European and export markets more than offset lower volumes in Canada. Kronos' TiO2 sales volumes in the first six months of 2004 were a new record for Kronos.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the less than 1% decrease and 2% increase in the Company's average TiO2 selling prices during the second quarter and first six months of 2004, as compared to the same periods in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 5% decrease in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $29.9 million (15%) in the second quarter of 2004 compared to the second quarter of 2003, and increased $43.7 million (11%) in the year-to-date period largely due to the increased sales volumes and the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales increased from 74% in each of the second quarter and first six months of 2003 to 77% in each of the second quarter and first six months of 2004. Kronos' TiO2 production volumes in the second quarter of 2004 increased 3% compared to the second quarter of 2003, and increased 1% in the first six months of 2004, with operating rates near full capacity in those periods. Kronos' TiO2 production volumes in the first six months of 2004 were also a new record for Kronos.

     Despite the increase in net sales, the Company's gross margins for the second quarter of 2004 decreased $700,000 (1%) from the second quarter of 2003 and decreased $4.2 million (3%) from the first six months of 2003 as compared to the first six months of 2004, as the unfavorable effect of lower average TiO2 selling prices more than offset the favorable effect on gross margin resulting from relative changes in foreign currency exchange rates.

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in the second quarter of 2004 were generally flat as compared to the first quarter of 2004. Kronos has also recently announced additional price increases of 4 cents per pound in the U.S., Canadian 6 cents per pound in Canada and euro 120 per metric ton in Europe, all of which are targeted to be implemented later in 2004. The extent to which all of such price increase announcements will be realized will depend on, among other things, economic factors.

     Selling, general and administrative expenses increased $4.0 million (13%) and $9.8 million (16%), respectively, in the second quarter and first six months of 2004 as compared to the corresponding periods in 2003. These increases are largely attributable to the higher sales volumes as well as the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     Kronos' income from operations in the second quarter of 2004 also includes $6.3 million of income related to the settlement of a certain contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million recognized gain represents the present value of the future payments to be paid by the customer to Kronos.

     The Company has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the second quarter of 2004 by approximately $13 million compared to the same period in 2003 and increased TiO2 sales in the first six months of 2004 by approximately $35 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003. Overall, currency exchange rate fluctuations resulted in net increases in the Company's income from operations of approximately $6 million and $8 million in the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003.



Outlook

     The Company expects its TiO2 sales and production volumes in calendar 2004 will be higher for the full year 2004 as compared to 2003. The Company's average TiO2 selling price, which declined during the second half of 2003 and first quarter of 2004, commenced to begin to rise during the second quarter of 2004, and should continue to rise during the remainder of the year. Nevertheless, the Company expects its average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003 and expects its gross margin in 2004 to be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

Other income (expense)

                                                     Three months ended                      Six months ended
                                                          June 30,                               June 30,
                                             ----------------------------------     -----------------------------------
                                               2003        2004     Difference       2003         2004      Difference
                                               ----        ----     ----------       ----         ----      ----------
                                                                           (In millions)

Trade interest income                         $   .2      $   .2      $  -          $   .4       $   .4      $   -
Interest income from affiliates                   .3          -         (.3)            .7           -          (.7)
Other interest income                             .1          .2         .1             .1           .4          .3
Interest expense to affiliates                   (.3)       (4.4)      (4.1)           (.7)        (9.0)       (8.3)
Other interest expense                          (8.3)       (8.6)       (.3)         (16.4)       (17.8)       (1.4)
                                              ------      ------      -----         ------       ------      ------

                                              $ (8.0)     $(12.6)     $(4.6)        $(15.9)      $(26.0)     $(10.1)
                                              ======      ======      =====         ======       ======      ======

     Interest expense to affiliates increased $4.1 million from the second quarter of 2003 to $4.4 million in the second quarter of 2004, and increased $8.3 million in the first six months of 2004 to $9.0 million in the first six months of 2004, due to the $200 million long-term note payable to NL which the Company distributed to NL in December 2003. Because of this distribution, interest expense to affiliates is expected to continue to be higher during the remainder of 2004 as compared to the same periods in 2003.

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including KII's euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Other interest expense in the second quarter and first six months of 2004 was $8.6 million and $17.8 million, respectively, increases of $300,000 and $1.4 million, respectively, from the second quarter and first six months of 2003. The increases were due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the KII Senior Secured Notes by approximately $600,000 in the second quarter and $1.7 million in the first six months of 2004 as compared to the second quarter and first six months of 2003. Assuming no significant change in interest rates or foreign currency exchange rates, other interest expense for the full-year 2004 is expected to be slightly higher than amounts for the same periods in 2003.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9 to the Consolidated Financial Statements.

     At June 30, 2004, Kronos had the equivalent of $594 million and $255 million, respectively, of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. As more fully described in Note 9 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now meet the "more-likely-than-not" recognition criteria. Accordingly, as of June 30, 2004, Kronos reversed the remaining $245.6 million valuation allowance related to such items. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's future effective income tax rate will be higher than what it would have otherwise been, although its future cash income tax rate would not be affected.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004 to 60% of taxable income after the first euro 1 million of taxable income. The new law will have a significant effect on Kronos' cash tax payments in Germany going forward, the extent of which will be dependent on the level of income earned in Germany.

Recently adopted accounting principle

     See Note 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2003 and 2004 are presented below:

                                                                                Six months ended
                                                                                     June 30,
                                                                             -----------------------
                                                                             2003               2004
                                                                             ----               ----
                                                                                 (In millions)

 Net cash provided (used) by:
   Operating activities                                                    $ 29.3              $ 67.5
   Investing activities                                                     (14.7)              (10.5)
   Financing activities                                                     (27.4)              (24.5)
                                                                           ------              ------

     Net cash provided (used) by operating, investing and financing
          activities                                                       $(12.8)             $ 32.5
                                                                           ======              ======

Operating activities

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense consists of amortization of deferred financing costs.

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, the amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. The amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits.

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

     Cash flows from operating activities increased from $29.3 million provided in the first six months of 2003 to $67.5 million of cash provided by operating activities in the first six months of 2004. This $38.2 million increase was due primarily to the net effects of (i) higher net income of $218.8 million, (ii) higher depreciation expense of $2.5 million, (iii) lower deferred income taxes of $250.9 million, (iv) higher net distributions from the TiO2 manufacturing joint venture of $8.3 million in the first half of 2004 compared to an $800,000 distribution in the first half of 2003, (v) a lower amount of net cash used in relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $12.4 million in the first half of 2004 as compared to the first half of 2003 and (vi) lower cash paid for income taxes of $29.7 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes.

Investing and financing activities

     The Company's capital expenditures were $13.8 million and $10.8 million in the first six months of 2003 and 2004, respectively.

     In the first quarter of 2004 KII's operating subsidiaries in Germany, Belgium and Norway borrowed a net euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004.

     In each of the first and second quarters of 2004, the Company paid a regular quarterly dividend to stockholders of $.25 per share, aggregating $24.5 million.

     At June 30, 2004, unused credit available under Kronos' existing credit facilities approximated $150 million, which was comprised of: $95 million under its European revolving credit facility, $11 million under its Canadian credit facility, $40 million under its U.S. credit facility and $4 million under other non-US facilities. At June 30, 2004, KII had approximately $220 million available for payment of dividends and other restrictive payments as defined in the Senior Secured Notes indenture.

     Provisions contained in certain of Kronos' credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating leases discussed in the 2003 Annual Report, neither Kronos nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Cash,  cash  equivalents,   restricted  cash  and  restricted   marketable  debt
securities

     At June 30, 2004, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $88.4 million ($37.1 million held by non-U.S. subsidiaries), (ii) current restricted cash equivalents of $1.0 million and
(iii) noncurrent restricted marketable debt securities of $2.5 million.

     At June 30, 2004, Kronos' outstanding debt was comprised of (i) $346.4 million related to KII's Senior Secured Notes and (ii) approximately $400,000 of other indebtedness. In addition, Kronos had a $200 million long-term note payable to NL due in 2010.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect the liquidity of Kronos.

     See Note 9 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 12 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Kronos periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, Kronos has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, Kronos may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, Kronos may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing Kronos' existing debt.

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' consolidated net assets, will fluctuate based upon changes in currency exchange rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.





                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 12 of the Consolidated Financial Statements, the 2003 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for descriptions of certain legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's 2004 Annual Meeting of Shareholders was held on May 20, 2004. C.H. Moore, Jr., George E. Poston, Glenn R. Simmons, Harold C. Simmons, R. Gerald Turner and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 97.7% of the 48.9 million common shares eligible to vote at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

          The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. The Company will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, its Audit Committee Charter and its Corporate Governance Guidelines, each as approved by the Company's board of directors and each of which are also available at the Company's website at www.kronosww.com, upon request. Such requests should be directed to the attention of the Company's corporate secretary at the Company's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

          31.1 - Certification

          31.2 - Certification

          32.1 - Certification

(b)       Reports on Form 8-K

          Reports on Form 8-K for the quarter ended June 30, 2004.

          May 6, 2004 - Reported Item 9.
          May 21, 2004 - Reported Item 9.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Kronos Worldwide, Inc.
                                           -------------------------------
                                                    (Registrant)



Date   August 5, 2004                      By /s/ Gregory M. Swalwell
       --------------                         -----------------------------
                                              Gregory M. Swalwell
                                                Vice President, Finance
                                                and Chief Financial Officer
                                               (Principal Financial Officer)


Date   August 5, 2004                      By /s/ James W. Brown
       --------------                         -----------------------------
                                              James W. Brown
                                                 Vice President and Controller
                                                (Principal Accounting Officer)