Form 10-Q
period 2004-09-30
KRONOS WORLDWIDE INC
filed 2004-11-08
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2004       Commission file number 1-31763




                             KRONOS WORLDWIDE, INC.
_______________________________________________________________________________
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



Number of shares of the Registrant's common stock outstanding on October 29, 2004: 48,946,049.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                  December 31, 2003 and September 30, 2004                   3

                 Consolidated Statements of Income -
                  Three months and nine months ended September 30,
                  2003 and 2004                                              5

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 2003 and 2004              6

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2004                       7

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2003 and 2004              8

                 Notes to Consolidated Financial Statements                 10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       18

  Item 4.        Controls and Procedures                                    29

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings                                          31

  Item 6.        Exhibits and Reports on Form 8-K                           31

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                             December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------


 Current assets:
   Cash and cash equivalents                                      $   55,876          $  118,504
   Restricted cash and cash equivalents                                1,313                 916
   Accounts and other receivables                                    156,212             203,976
   Refundable income taxes                                            35,336               1,729
   Receivables from affiliates                                         1,209                   7
   Inventories                                                       266,020             203,171
   Prepaid expenses                                                    4,456               9,551
   Deferred income taxes                                               2,755               3,089
                                                                  ----------          ----------

       Total current assets                                          523,177             540,943
                                                                  ----------          ----------
 Other assets:
   Investment in TiO2 manufacturing joint venture                    129,011             119,911
   Deferred income taxes                                               6,682             180,036
   Other                                                              28,040              29,410
                                                                  ----------          ----------

       Total other assets                                            163,733             329,357
                                                                  ----------          ----------
 Property and equipment:
   Land                                                               32,339              31,957
   Buildings                                                         179,472             178,554
   Equipment                                                         765,231             766,836
   Mining properties                                                  63,701              62,764
   Construction in progress                                            9,666              20,468
                                                                  ----------          ----------
                                                                   1,050,409           1,060,579
   Less accumulated depreciation and amortization                    615,442             641,027
                                                                  ----------          ----------

       Net property and equipment                                    434,967             419,552
                                                                  ----------          ----------

                                                                  $1,121,877          $1,289,852
                                                                  ==========          ==========

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                          December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------


 Current liabilities:
   Current maturities of long-term debt                           $      288          $      148
   Accounts payable                                                   97,446              70,476
   Accrued liabilities                                                69,218              92,442
   Payable to affiliates                                               8,919               9,040
   Income taxes                                                       12,354              12,338
   Deferred income taxes                                               3,436                -
                                                                  ----------          ----------

       Total current liabilities                                     191,661             184,444
                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                    356,451             350,380
   Notes payable to affiliates                                       200,000             200,000
   Accrued pension costs                                              68,161              65,662
   Accrued postretirement benefits costs                              11,176              10,768
   Deferred income taxes                                             119,825              51,843
   Other                                                              14,727              13,681
                                                                  ----------          ----------

       Total noncurrent liabilities                                  770,340             692,334
                                                                  ----------          ----------

 Minority interest                                                       525                 528
                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                          489                 489
   Additional paid-in capital                                      1,060,157           1,060,247
   Retained deficit                                                 (729,260)           (478,631)
   Accumulated other comprehensive loss:
     Currency translation                                           (133,009)           (130,533)
     Pension liabilities                                             (39,026)            (39,026)
                                                                  ----------          ----------

       Total stockholders' equity                                    159,351             412,546
                                                                  ----------          ----------

                                                                  $1,121,877          $1,289,852
                                                                  ==========          ==========



Commitments and contingencies (Notes 9 and 12)


          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----

Net sales                                               $ 242,931    $ 286,058         $ 762,535      $ 845,114
Cost of sales                                             177,432      219,382           563,498        649,118
                                                        ---------    ---------         ---------      ---------

    Gross margin                                           65,499       66,676           199,037        195,996

Selling, general and administrative expense                29,705       35,777            90,059        105,991
Other operating income (expense):
  Currency transaction losses, net                           (458)      (1,414)           (4,299)          (858)
  Disposition of property and equipment                      (227)        (197)             (271)          (199)
  Other income                                                115          234               227          6,514
  Corporate expense                                          (930)        (589)           (2,614)        (1,868)
                                                        ---------    ---------         ---------      ---------

    Income from operations                                 34,294       28,933           102,021         93,594

Other income (expense):
  Trade interest income                                       200          287               561            699
  Interest income from affiliates                               -         -                  723           -
  Other interest income                                        54          284               128            657
  Interest expense to affiliates                                -       (4,529)             (703)       (13,480)
  Interest expense                                         (8,338)      (8,720)          (24,688)       (26,529)
                                                        ---------    ---------         ---------      ---------

    Income before income taxes and
      minority interest                                    26,210       16,255            78,042         54,941

 Income tax expense (benefit)                              10,241        6,189             3,567       (232,436)

Minority interest in after-tax earnings                        18           18                61             38
                                                        ---------    ---------         ---------      ---------

    Net income                                          $  15,951    $  10,048         $  74,414      $ 287,339
                                                        =========    =========         =========      =========

Basic and diluted net income per share                  $     .33    $     .21         $    1.52      $    5.87
                                                        =========    =========         =========      =========
Basic and diluted weighted-average shares used in
   the calculation of net income per share                 48,943       48,946            48,943         48,945
                                                        =========    =========         =========      =========


          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)



                                                                      2003           2004
                                                                      ----           ----

Net income                                                        $  74,414       $ 287,339

Other comprehensive income, net of tax - currency translation
   adjustment                                                        14,291           2,476
                                                                  ---------       ---------

          Comprehensive income                                    $  88,705       $ 289,815
                                                                  =========       =========


          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2004

                                 (In thousands)


                                                                                     Accumulated other
                                                                                    comprehensive loss
                                                  Additional                   -----------------------------        Total
                                     Common        paid-in       Retained        Currency         Pension       stockholders'
                                     stock         capital        deficit      translation      liabilities         equity
                                    --------     ------------   -----------    ------------     ------------    -------------

Balance at December 31, 2003         $  489       $1,060,157     $(729,260)      $(133,009)       $(39,026)       $159,351

Net income                             -                -          287,339            -               -            287,339

Dividends                              -                -          (36,710)           -               -            (36,710)

Issuance of common stock               -                  90          -               -               -                 90

Other comprehensive income             -                -             -              2,476            -              2,476
                                     ------       ----------     ---------       ---------        --------        --------

Balance at September 30, 2004        $  489       $1,060,247     $(478,631)      $(130,533)       $(39,026)       $412,546
                                     ======       ==========     =========       =========        ========        ========



          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)



                                                                    2003           2004
                                                                    ----           ----

 Cash flows from operating activities:
   Net income                                                     $ 74,414       $287,339
   Depreciation and amortization                                    29,127         32,588
   Noncash interest expense                                          1,628          1,852
   Deferred income taxes                                             6,040       (243,922)
   Minority interest                                                    61             38
   Net loss from disposition of property and equipment                 271            199
   Pension cost, net                                                (3,646)           461
   Distributions from TiO2 manufacturing joint venture, net          2,175          9,100
   Other postretirement benefits, net                                 (870)          (506)
   Other, net                                                        1,070          1,942
   Change in assets and liabilities:
     Accounts and other receivables                                (30,802)       (49,582)
     Inventories                                                    22,993         61,122
     Prepaid expenses                                                 (888)        (4,729)
     Accounts payable and accrued liabilities                      (28,332)        (6,351)
     Income taxes                                                    2,333         33,290
     Accounts with affiliates                                        7,852          1,297
     Other, net                                                         20         (4,310)
                                                                  --------       --------

         Net cash provided by operating activities                  83,446        119,828
                                                                  --------       --------

 Cash flows from investing activities:
   Capital expenditures                                            (23,735)       (21,417)
   Change in restricted cash equivalents                              (911)           409
   Other, net                                                           81             83
                                                                  --------       --------

         Net cash used in investing activities                     (24,565)       (20,925)
                                                                  --------       --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                     16,106         99,968
     Principal payments                                            (45,868)      (100,030)
     Loans to affiliates                                             8,000              -
     Repayment of loans from affiliates                            (52,600)             -
   Dividends paid                                                   (7,000)       (36,710)
   Other capital transactions with affiliates, net                  19,700              -
   Other, net                                                          (14)          -
                                                                  --------       --------

         Net cash used in financing activities                     (61,676)       (36,772)
                                                                  --------       --------


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)


                                                                    2003              2004
                                                                    ----              ----


 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                  $ (2,795)         $ 62,131
   Currency translation                                              1,544               497
 Cash and cash equivalents at beginning of period                   40,685            55,876
                                                                  --------          --------

 Cash and cash equivalents at end of period                       $ 39,434          $118,504
                                                                  ========          ========

 Supplemental disclosures - cash paid (received) for:
     Interest, net of amounts capitalized                         $ 17,048          $ 30,369
     Income taxes, net                                             (11,524)          (22,433)


          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     At September 30, 2004, (i) NL Industries, Inc. (NYSE:NL) held approximately 49% of Kronos common stock, (ii) Valhi, Inc. (NYSE:VHI) and a wholly-owned subsidiary of Valhi held approximately 83% of NL's outstanding common stock,
(iii) Valhi and such wholly-owned subsidiary of Valhi held an additional 45% of Kronos' outstanding common stock and (iv) Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran, NL and the Company, may be deemed to control each of such companies.

     The consolidated balance sheet of Kronos at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2004, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     The Company has not issued any stock options to purchase Kronos common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in recognition of additional compensation expense (income). Aggregate compensation income related to NL stock options held by employees of the Company was approximately $300,000 in each of the third quarter and first nine months of 2003 and aggregate compensation expense was approximately $1 million and $1.9 million in the third quarter and first nine months of 2004, respectively.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the 2003 and 2004 periods presented if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statements of Financial Accounting Standards ("SFAS") SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.


                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                (In millions, except per share amounts)

Net income as reported                                     $16.0        $10.0              $74.4        $287.3

Adjustments,  net of  applicable  income tax
  effects and minority    interest,    of
  stock-based    employee compensation
  determined under:
     APBO No. 25                                             (.2)          .6                (.2)          1.2
     SFAS No. 123                                            (.1)         -                  (.2)           -
                                                           -----        -----              -----        ------

Pro forma net income                                       $15.7        $10.6              $74.0        $288.5
                                                           =====        =====              =====        ======

Basic and diluted net income per share:
         As reported                                       $ .33        $ .21              $1.52        $ 5.87
         Pro forma                                           .32          .22               1.51          5.89


Note 2 - Accounts and other receivables:

                                                                  December 31,        September 30,
                                                                      2003                 2004
                                                                  ------------        -------------
                                                                           (In thousands)

 Trade receivables                                                  $147,029             $193,634
 Recoverable VAT and other receivables                                12,103               13,191
 Allowance for doubtful accounts                                      (2,920)              (2,849)
                                                                    --------             --------

                                                                    $156,212             $203,976
                                                                    ========             ========

Note 3 - Inventories:

                                                                  December 31,        September 30,
                                                                      2003                 2004
                                                                  ------------        -------------
                                                                           (In thousands)

 Raw materials                                                      $ 61,959             $ 36,363
 Work in process                                                      19,855               16,762
 Finished products                                                   147,270              113,128
 Supplies                                                             36,936               36,918
                                                                    --------             --------

                                                                    $266,020             $203,171
                                                                    ========             ========

Note 4 - Other noncurrent assets:

                                                                  December 31,        September 30,
                                                                      2003                 2004
                                                                  ------------        -------------
                                                                           (In thousands)

 Deferred financing costs, net                                      $ 10,417             $  8,613
 Restricted marketable debt securities                                 2,586                2,556
 Unrecognized net pension obligations                                 13,747               13,810
 Other                                                                 1,290                4,431
                                                                    --------             --------

                                                                    $ 28,040             $ 29,410
                                                                    ========             ========

Note 5 - Accrued liabilities:


                                                                  December 31,        September 30,
                                                                      2003                 2004
                                                                  ------------        -------------
                                                                           (In thousands)

 Employee benefits                                                  $ 31,732             $ 33,702
 Interest                                                                207                7,992
 Other                                                                37,279               50,748
                                                                    --------             --------

                                                                    $ 69,218             $ 92,442
                                                                    ========             ========


Note 6 - Long-term debt:

                                                                  December 31,        September 30,
                                                                      2003                 2004
                                                                  ------------        -------------
                                                                           (In thousands)

 Kronos International, Inc. and subsidiaries:
   Senior Secured Notes                                             $356,136             $350,180
   Other                                                                 603                  348
                                                                    --------             --------

                                                                     356,739              350,528
 Less current maturities                                                 288                  148
                                                                    --------             --------

                                                                    $356,451             $350,380
                                                                    ========             ========

     During the first quarter of 2004, certain of Kronos' operating subsidiaries in Europe borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004. In October 2004 one of Kronos' operating subsidiaries in Europe borrowed Euro 10 million ($12 million when borrowed) under the European revolving credit facility at an interest rate of 3.83%.

Note 7 - Other noncurrent liabilities:

                                                                  December 31,        September 30,
                                                                      2003                 2004
                                                                  ------------        -------------
                                                                           (In thousands)

 Employee benefits                                                  $  4,849             $  4,611
 Insurance                                                             1,673                1,385
 Other                                                                 8,205                7,685
                                                                    --------             --------

                                                                    $ 14,727             $ 13,681
                                                                    ========             ========

Note 8 - Other income:

                                                                          Nine months ended
                                                                            September 30,
                                                                      -------------------------
                                                                      2003                 2004
                                                                      ----                 ----
                                                                           (In thousands)

 Contract dispute settlement                                        $   -                 $ 6,289
 Other income                                                            227                  225
                                                                    --------             --------

                                                                    $    227              $ 6,514
                                                                    ========             ========

     The contract dispute settlement relates to the Company's settlement with a customer. As part of the settlement, the customer agreed to make payments to the Company through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to the Company. Of such $7.3 million, $1.5 million was paid to Kronos in the second quarter of 2004, $1.75 million is due in each of the second quarter of 2005 and 2006 and $2.25 million is due in the second quarter of 2007. At September 30, 2004, the present value of the remaining amounts due to be paid to Kronos aggregated approximately $5.0 million, of which $1.7 million is included in accounts receivable and $3.3 million is included in other noncurrent assets.


Note 9 - Income tax expense (benefit):

                                                                          Nine months ended
                                                                            September 30,
                                                                      -------------------------
                                                                      2003                 2004
                                                                      ----                 ----
                                                                           (In thousands)

 Expected tax expense                                               $   27.3            $    19.2
 Change in deferred income tax valuation
   allowance, net                                                        (.7)              (254.3)
 Refund of prior year income taxes                                     (24.6)                (3.1)
 Incremental U.S. tax and rate differences on
   equity in earnings of non-tax group companies                          .1                  (.1)
 Non-U.S. tax rates                                                       .2                   -
 Nondeductible expenses                                                  1.9                  2.3
 Other, net                                                              (.6)                 3.6
                                                                    --------             --------

                                                                    $    3.6             $ (232.4)
                                                                    ========             ========

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately Euro 6 million ($7 million at September 30, 2004). Kronos has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian titanium dioxide pigments ("TiO2") operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately Euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at September 30, 2004) relating to the years 1998 to 2000. Kronos has objected to this proposed assessment.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by Kronos International, Inc. ("KII") principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. KII had generated taxable income in Germany for both German corporate and trade tax purposes since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters. However, offsetting this positive evidence was the fact that prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of the uncertainty caused by this negative evidence, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed at that time that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any positive evidence to indicate that the downward trend would improve. If the price trend continued downward throughout all of 2004 (which was a possibility given Kronos' prior experience), Kronos would likely have a taxable loss in Germany for 2004. If the downward trend in prices had abated, ceased, or reversed at some point during 2004, then Kronos would likely have taxable income in Germany during 2004. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria and that it would not be appropriate to reverse the deferred income tax asset valuation allowance, given the likelihood that Kronos would generate a taxable loss in Germany during 2004. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believes its selling prices will continue to increase during the remainder of 2004 after Kronos and its major competitors announced an additional round of price increases. The fact that Kronos' selling prices started to increase during the second quarter of 2004, combined with the fact that Kronos and its competitors had announced additional price increases (which based on past experience indicated to Kronos that some portion of the additional price increases would be realized in the marketplace), provided additional positive evidence that was not present at December 31, 2003. Consequently, Kronos' revised projections now reflect taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, including the fact that (i) Kronos had generated positive taxable income in Germany since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters, (ii) Kronos was now projecting positive taxable income in Germany for 2004 and 2005 and (iii) the German net operating loss carryforwards have no expiration date, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes met the "more-likely-than-not" recognition criteria, and Kronos reversed the deferred income tax asset valuation allowance related to Germany. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operations loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, Kronos believes it will take several years to fully utilize the benefit of such operating loss carryforwards. However, given the number of years for which Kronos has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when KII had a significantly higher level of outstanding indebtedness than it currently has outstanding, and the fact that the net operating loss carryforwards have no expiration date, Kronos concluded it was appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards. Accordingly, in the first six months of 2004, Kronos recognized a $254.3 million income tax benefit related to the reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $254.3 million, $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, and $245.6 million relates to the German deferred income tax asset valuation allowance attributable to the remaining German net operating loss carryforwards and other tax attributes as of June 30, 2004, the benefit of which Kronos has concluded now meet the "more-likely-than-not" recognition criteria. At September 30, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $602 million and $244 million, respectively, all of which have no expiration date.


     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of Euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net refunds in its 2003 results of operations. During the first nine months of 2004, the Company recognized a benefit of Euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amounts. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended returns with respect to the 1990 through 1994 tax years. Through September 2004, KII's German operating subsidiary had received net refunds of Euro 27.2 million ($33.6 million when received). KII believes it will receive the remainder of the net refunds of taxes and related interest for the remaining years during the remainder of 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which KII received Euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of this refund in the second quarter of 2003.

Note 10 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                            (In thousands)

 Service cost benefits                                   $ 1,272      $ 1,772            $ 3,790       $ 4,829
 Interest cost on projected benefit obligations            3,847        4,267             11,375        12,882
 Expected return on plan assets                           (3,556)      (3,776)           (11,411)      (11,396)
 Amortization of prior service cost                           88          140                263           421
 Amortization of net transition obligations                  202          159                586           482
 Recognized actuarial losses                                 306          739                925         2,227
                                                         -------      -------            -------       -------

                                                         $ 2,159      $ 3,301            $ 5,528       $ 9,445
                                                         =======      =======            =======       =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost (credit) are presented in the table below.

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                             (In thousands)

 Service cost                                           $     39      $    57            $   112       $   170
 Interest cost                                               173          180                509           540
 Amortization of prior service credit                       (263)        (182)              (791)         (548)
 Recognized actuarial losses                                  22           38                 64           116
                                                         -------      -------            -------       -------

                                                         $   (29)     $    93            $  (106)      $   278
                                                         =======      =======            =======       =======



     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, the Company determined that benefits provided by its plan are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which is accounted for prospectively from the date actuarial equivalence was determined, as permitted by and in accordance with FASB Staff Position No. 106-2, did not have a material impact on the accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward. At September 30, 2004, approximately 55% of the Company's consolidated accrued OPEB costs relates to the Company's U.S. plan, and the remainder relates to the Company's Canadian plan.

Note 11 - Accounts with affiliates:

                                                                  December 31,        September 30,
                                                                      2003                 2004
                                                                  ------------        -------------
                                                                           (In thousands)
 Current receivables from affiliates -
   NL - income taxes and other                                      $  1,209             $      7
                                                                    ========             ========

 Current payables to affiliates:
   NL                                                               $    359             $    105
   Income taxes payable to Valhi                                           -                  121
   Louisiana Pigment Company                                           8,560                8,814
                                                                    --------             --------

                                                                    $  8,919             $  9,040
                                                                    ========             ========

 Notes payable to affiliates:
     NL                                                             $200,000             $ 31,423
     Valhi                                                              -                   6,077
     Valcor, Inc.                                                       -                 162,500
                                                                    --------             --------

                                                                    $200,000             $200,000
                                                                    ========             ========

     On September 24, 2004, NL completed the acquisition of the shares of common stock of CompX International, Inc. previously held by Valhi and Valcor, Inc., a wholly-owned subsidiary of Valhi. The purchase price for these shares was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's $200 million long-term note receivable from Kronos. In October 2004, Valcor distributed its note receivable from Kronos to Valhi, and subsequently Kronos prepaid $100.0 million on the note payable to Valhi (including accrued interest) principally using available cash on hand.

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

Note 14 - Subsequent event:

     On October 8, 2004, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for a proposed offering of up to 8.25 million shares of its common stock. The registration statement has not yet been declared effective by the SEC. There can be no assurance that the registration statement will be declared effective, or if declared effective, that the offering would be completed.

Note 15 - Stockholders' equity:

     Kronos has a long-term incentive compensation plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to 150,000 shares of Kronos common stock may be issued pursuant to this plan. As of September 30, 2004, no options had been granted pursuant to this plan, and 147,000 shares were available for future grants. During the first nine months of 2004, an aggregate of 3,000 shares of Kronos common stock were awarded pursuant to this plan to members of the Company's board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the third quarter and the first nine months of 2003 and 2004 are primarily due to (i) relative changes in average TiO2 selling prices, (ii) relative changes in TiO2 sales volumes and (iii) relative changes in foreign currency exchange rates. Selling prices were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the third and fourth quarters of 2003 and the first quarter of 2004, flat during the second quarter of 2004 and increasing during the third quarter of 2004.

     The Company reported net income of $10.0 million, or $.21 per diluted share, in the third quarter of 2004 compared to net income of $16.0 million, or $.33 per diluted share, in the third quarter of 2003. For the first nine months of 2004, the Company reported net income of $287.3 million, or $5.87 per diluted share, compared to net income of $74.4 million, or $1.52 per diluted share, in the first nine months of 2003. The increase in the Company's diluted earnings per share from the first nine months of 2003 to the same period in 2004 is due primarily to the net effects of (i) significantly higher tax benefit generated from the reversal of the Company's German deferred income tax asset valuation allowance, (ii) lower gross margins, (iii) higher selling, general and administrative expense, (iv) income from a contract dispute settlement and (v) higher interest expense to affiliates. Overall, the Company believes its net income in 2004 will be higher than 2003 as the impact of the reversal of the Company's deferred income tax asset valuation allowance is expected to more than offset the effect of expected lower income from operations. Net income in the first nine months of 2003 includes certain income tax benefits relating to Germany aggregating $.50 per diluted share. Net income in the first nine months of 2004 includes (a) certain income tax benefits related to Germany aggregating $5.02 per diluted share and (b) income related to contract dispute settlement of $.08 per diluted share. These items are more fully described below.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    The introduction of trade barriers,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecast or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Net sales and income from operations

                                                      Three months ended                     Nine months ended
                                                        September 30,                          September 30,
                                               ----------------------------------   ----------------------------------
                                                 2003         2004      % Change      2003         2004      % Change
                                                 ----         ----      --------      ----         ----      --------
                                                          (In millions, except percentages and volumes)

    Net sales                                 $  242.9      $  286.1       +18%     $  762.5     $  845.1       +11%
    Cost of sales                                177.4         219.4       +24%        563.5        649.1       +15%
                                              --------      --------                --------     --------

    Gross margin                                 65.5           66.7        +2%        199.0        196.0        -2%

    Selling, general and administrative
        expense                                 (29.7)         (35.8)                  (90.1)      (106.0)
    Currency transaction gains (losses), net      (.5)          (1.4)                   (4.3)         (.8)
    Disposition of property and equipment         (.2)           (.2)                    (.2)         (.2)
    Contract dispute settlement                    -              -                       -           6.3
    Other income                                   .1             .2                      .2           .2
    Corporate expense                             (.9)           (.6)                   (2.6)        (1.9)
                                              --------      --------                --------     --------

    Income from operations                    $   34.3      $   28.9        -16%    $  102.0     $   93.6        -8%
                                              ========      ========                ========     ========

    TiO2 data:

      Percent change in average TiO2
          selling prices:
             Using actual foreign currency
                exchange rates                                              +3%                                  +2%
             Impact of changes in foreign
                currency exchange rates                                     -4%                                  -5%
                                                                           ----                                 ----

             In billing currencies                                          -1%                                  -3%
                                                                           ====                                 ====

      Sales volumes*                            111           128          +16%         350          383         +9%
      Production volumes*                       118           123           +5%         354          363         +3%

________________________________

     *    Thousands of metric tons

     Kronos' sales increased $43.2 million (18%) in the third quarter of 2004 compared to the third quarter of 2003 and increased $82.6 million (11%) in the first nine months of 2004 compared to the same period in 2003, as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales and production by approximately $11 million and $46 million, respectively, (as more fully discussed below) and increased sales volumes more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies were 1% lower in the third quarter of 2004 as compared to the third quarter of 2003 and 3% lower in the first nine months of 2004 as compared to the first nine months of 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the third quarter of 2004 were 3% higher than the third quarter of 2003 and 2% higher for the first nine months of 2004 compared to the first nine months of 2003. Kronos' TiO2 sales volumes in the third quarter and first nine months of 2004 increased 16% and 9%, respectively, compared to the same periods of 2003, as higher volumes in Europe, the United States and export markets more than offset lower volumes in Canada. Kronos' TiO2 sales volumes in the first nine months of 2004 were a new record for Kronos.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 3% and 2% increase in the Company's average TiO2 selling prices during the third quarter and first nine months of 2004, as compared to the same periods in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 1% and 3% decreases in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during the third quarter and first nine months of 2004 is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $42.0 million (24%) in the third quarter of 2004 compared to the third quarter of 2003, and increased $85.6 million (15%) in the year-to-date period largely due to the increased sales volumes and the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales increased from 73% and 74% in each of the third quarter and first nine months of 2003, respectively, to 77% in the third quarter and first nine months of 2004. Kronos' TiO2 production volumes in the third quarter of 2004 increased 5% compared to the third quarter of 2003, and increased 3% in the first nine months of 2004 as compared to the same period in 2003, with operating rates near full capacity in those periods. Kronos' TiO2 production volumes in the first nine months of 2004 were also a new record for Kronos.

     The Company's gross margins for the third quarter of 2004 increased $1.2 million (2%) from the third quarter of 2003, as the higher sales volumes and the favorable effect of relative changes in foreign currency exchange rates more than offset the effect of lower average selling prices. However, gross margins decreased $3.0 million (2%) from the first nine months of 2003 as compared to the first nine months of 2004, as the unfavorable effect of lower average TiO2 selling prices more than offset the favorable effect of higher sales volumes and relative changes in foreign currency exchange rates.

     Selling, general and administrative expenses increased $6.1 million (20%) and $15.9 million (18%), respectively, in the third quarter and first nine months of 2004 as compared to the corresponding periods in 2003. These increases are largely attributable to the higher sales volumes as well as the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     Kronos' income from operations in the first nine months of 2004 also includes $6.3 million of income related to the settlement of a certain contract dispute with a customer in the second quarter of 2004. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million recognized gain represents the present value of the future payments to be paid by the customer to Kronos. The dispute with the customer concerned the customer's alleged past failure to purchase the required amount of TiO2 from Kronos under the terms of Kronos' contract with the customer. Under the settlement, the customer agreed to pay an aggregate of $7.3 million to Kronos through 2007, to resolve such dispute.

     The Company has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the third quarter of 2004 by a net amount of approximately $11 million compared to the same period in 2003 and increased TiO2 sales in the first nine months of 2004 by approximately $46 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003. Overall, currency exchange rate fluctuations resulted in a net increase in the Company's income from operations of approximately $7 million in the first nine months of 2004 as compared to the same period in 2003. Currency exchange rate fluctuations did not have a material effect on the Company's income from operations in the third quarter of 2004 as compared to the third quarter of 2003.

Outlook

     Reflecting the impact of partial implementation of prior price increase announcements, the Company's average TiO2 selling prices in billing currencies in the third quarter of 2004 were 3% higher than the second quarter of 2004, the first quarter with an upward trend in selling prices since the third quarter of 2003. In June 2004, the Company announced additional price increases of 4 cents per pound in the U.S., Canadian 6 cents per pound in Canada and Euro 120 per metric ton in Europe, all of which are targeted to be implemented in the fourth quarter of 2004. In September 2004, the Company announced additional price increases of 3 cents to 6 cents per pound in the U.S., Canadian 4 cents to Canadian 8 cents per pound in Canada and Euro 110 per metric ton in Europe, all of which are in addition to the July/August announced increases and are targeted to be implemented in January 2005. The Company is also targeting to achieve price increases in export markets in the fourth quarter of the year. The extent to which all of such price increases will be realized will depend on, among other things, economic factors.

     The Company expects its TiO2 sales and production volumes in 2004 will be higher than 2003. The Company's average TiO2 selling price, which declined during the second half of 2003 and first quarter of 2004, commenced to begin to rise during the second quarter of 2004, and was higher by 3% in the third quarter of 2004 as compared to the second quarter of 2004, and should continue to rise during the remainder of the year. Nevertheless, the Company expects its average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003 and expects its gross margin in 2004 to be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

Other income (expense)

                                                      Three months ended                     Nine months ended
                                                        September 30,                          September 30,
                                               ----------------------------------   ----------------------------------
                                                 2003         2004      Difference      2003         2004      Difference
                                                 ----         ----      ----------      ----         ----      ----------
                                                                              (In millions)

Trade interest income                          $    .2       $    .3      $    .1     $    .6      $    .7      $    .1
Interest income from affiliates                     -             -            -           .7            -          (.7)
Other interest income                               .1            .3           .2          .1           .6           .5
Interest expense to affiliates                      -           (4.5)        (4.5)        (.7)       (13.5)       (12.8)
Other interest expense                            (8.4)         (8.7)         (.3)      (24.7)       (26.5)        (1.8)
                                               -------       -------      -------     -------      -------      -------

                                               $  (8.1)      $ (12.6)     $  (4.5)    $ (24.0)     $ (38.7)     $ (14.7)
                                               =======       =======      =======     =======      =======      =======

     Interest expense to affiliates increased $4.5 million from the third quarter of 2003 to $4.5 million in the third quarter of 2004, and increased $12.8 million in the first nine months of 2004 to $13.5 million due to the $200 million long-term notes payable to affiliates which the Company distributed to NL in December 2003. See Note 11 to the Consolidated Financial Statements. Because of this distribution, interest expense to affiliates is expected to continue to be higher during the remainder of 2004 as compared to the same periods in 2003.

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including KII's Euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Other interest expense in the third quarter and first nine months of 2004 was $8.7 million and $26.5 million, respectively, increases of $400,000 and $1.8 million, respectively, from the third quarter and first nine months of 2003. The increases were due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the KII Senior Secured Notes by approximately $500,000 in the third quarter and $2.2 million in the first nine months of 2004 as compared to the third quarter and first nine months of 2003. Assuming no significant change in interest rates or foreign currency exchange rates, other interest expense for the full-year 2004 is expected to be slightly higher than amounts for the same periods in 2003.

     As stated in Note 6 to the Consolidated Financial Statements, one of KII's operating subsidiaries borrowed Euro 10 million in October 2004 under the European revolving credit facility at an interest rate of 3.83%.

Income tax benefit

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9 to the Consolidated Financial Statements.

     At September 30, 2004, Kronos had the equivalent of $602 million and $244 million, respectively, of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. As more fully described in Note 9 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences met the "more-likely-than-not" recognition criteria. Accordingly, as of June 30, 2004, Kronos reversed the remaining $245.6 million valuation allowance related to such items. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in the third quarter of 2004 was higher than the effective income tax rate in the first half of the year (exclusive of the reversal of the German deferred income tax asset valuation allowance) and the Company's future effective income tax rate is expected to continue to be higher than what it would have otherwise been, although its future cash income tax rate would not be affected.

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

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations, which deduction is subject to a number of limitations. Both of these provisions are complex and subject to numerous restrictions. The Company is still studying the new law, including the technical provisions related to the two complex provisions noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not yet determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction.

Recently adopted accounting principle

     See Note 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2003 and 2004 are presented below:

                                                                          Nine months ended
                                                                            September 30,
                                                                      -------------------------
                                                                      2003                 2004
                                                                      ----                 ----
                                                                            (In millions)

 Net cash provided (used) by:
   Operating activities                                             $   83.4             $  119.8
   Investing activities                                                (24.5)               (20.9)
   Financing activities                                                (61.7)               (36.8)
                                                                    --------             --------

     Net cash provided (used) by operating, investing
        and financing activities                                    $   (2.8)            $   62.1
                                                                    ========             ========


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

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, the amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits.

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

     Cash flows from operating activities increased from $83.4 million provided in the first nine months of 2003 to $119.8 million of cash provided by operating activities in the first nine months of 2004. This $36.4 million increase was due primarily to the net effects of (i) higher net income of $212.9 million, (ii) higher depreciation and amortization expense of $3.5 million, (iii) lower deferred income taxes of $250.0 million, (iv) higher net distributions from the TiO2 manufacturing joint venture of $9.1 million in the first nine months of 2004 compared to a $2.2 million distribution in the first nine months of 2003,
(v) a higher amount of net cash provided by relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $34.8 million in the first nine months of 2004 as compared to the first nine months of 2003 and (vi) lower net cash received for income taxes of $10.9 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes.

Investing and financing activities

     The Company's capital expenditures were $23.7 million and $21.4 million in the first nine months of 2003 and 2004, respectively.

     In the first quarter of 2004 KII's operating subsidiaries in Germany, Belgium and Norway borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004. As stated in Note 6 to the Consolidated Financial statements, one of KII's operating subsidiaries borrowed Euro 10 million in October 2004 under the European revolving credit facility. The Company currently expects to repay such Euro 10 million of borrowing by the end of the year.

     In October 2004, Valcor distributed its note receivable from Kronos to Valhi, and subsequently Kronos prepaid $100.0 million on the note payable to Valhi (including accrued interest) principally using available cash on hand.

     In each of the first, second and third quarters of 2004, the Company paid a regular quarterly dividend to stockholders of $.25 per share, aggregating $36.7 million.

     At September 30, 2004, unused credit available under Kronos' existing credit facilities approximated $144 million, which was comprised of: $95 million under its European revolving credit facility, $8 million under its Canadian credit facility, $38 million under its U.S. credit facility and $3 million under other non-US facilities. At September 30, 2004, KII had approximately $220 million available for payment of dividends and other restrictive payments as defined in the Senior Secured Notes indenture.

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

     In October 2004, the Company filed a registration statement with the SEC for a proposed offering of up to 8.25 million shares of its common stock. The registration statement has not yet been declared effective by the SEC. There can be no assurance that the registration statement will be declared effective, or if declared effective, that the offering would be completed. The securities may not be offered for sale or sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. If the offering is completed, the Company would use a portion of the net proceeds from such offering to repay the remaining balance of its long-term notes payable to affiliates, with the balance of the net proceeds available for the Company's general corporate purposes, including possible acquisitions.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities

     At September 30, 2004, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $118.5 million ($81.8 million held by non-U.S. subsidiaries), (ii) current restricted cash equivalents of $900,000 and
(iii) noncurrent restricted marketable debt securities of $2.6 million.

     At September 30, 2004, Kronos' outstanding debt was comprised of (i) $350.2 million related to KII's Senior Secured Notes and (ii) approximately $300,000 of other indebtedness. In addition, Kronos had $200 million long-term notes payable to affiliates due in 2010.

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

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average TiO2 selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's independent auditors will also be required to annually attest to the Company's internal control over financial reporting. In order to achieve compliance with Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting since 2003, using a combination of internal and external resources. The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with
Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 and be in a position to conclude that the Company's internal control over financial reporting is effective as of December 31, 2004, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances beyond the Company's control could arise, there can be no assurance that the Company will ultimately be able to fully comply with
Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 or whether it will be able to conclude the Company's internal control over financial reporting is effective as of December 31, 2004.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 12 of the Consolidated Financial Statements, the 2003 Annual Report and the Company's Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004 for descriptions of certain legal proceedings.

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

        10.1 - First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent - incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of the Registrant (File No. 333-119639).

        10.2 - Promissory Note dated September 24, 2004 in the original principal amount of $31,422,500.00 payable to the order of NL Industries, Inc. and executed by the Registrant - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of NL Industries, Inc. (File No. 1-640) dated September 24, 2004.

        10.3 - Promissory   Note  dated  September  24,  2004  in  the  original
               principal amount of $162,500,000.00 payable to the order of Valcor, Inc. and executed by the Registrant - incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of NL Industries, Inc. (File No. 1-640) dated September 24, 2004.

        10.4 - Promissory Note dated September 24, 2004 in the original principal amount of $6,077,500.00 payable to the order of Valhi, Inc. and executed by the Registrant - incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of NL Industries, Inc. (File No. 1-640) dated September 24, 2004.

          31.1 - Certification

          31.2 - Certification

          32.1 - Certification

     (b)  Reports on Form 8-K

          Reports on Form 8-K for the quarter ended September 30, 2004.

          August 6, 2004 - Reported Item 9 and Item 12.
          September 1, 2004 - Reported Item 7.01 and Item 9.
          September 7, 2004 - Reported Item 2.03

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Kronos Worldwide, Inc.
                                               ---------------------------------
                                                          (Registrant)



Date   November 8, 2004                        By /s/ Gregory M. Swalwell
       ----------------                           -------------------------
                                                  Gregory M. Swalwell
                                                    Vice President, Finance and
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)


Date   November 8, 2004                        By /s/ James W. Brown
       ----------------                           -------------------------
                                                  James W. Brown
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)