Form 10-K
period 2004-12-31
KRONOS WORLDWIDE INC
filed 2005-03-30
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 - For the fiscal year ended December 31, 2004

                         Commission file number 1-31763

                             KRONOS WORLDWIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware ___________                                76-0294959____
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697____
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972)_233-1700 _

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
      Title of each class                           which registered
      -------------------                        ------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes X No

The aggregate market value of the 2.9 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2004 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $98 million.

As of February 28, 2005, 48,946,049 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


                                     PART I


ITEM 1.  BUSINESS

     Kronos Worldwide, Inc., (NYSE: KRO) organized as a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"). Approximately one-half of the Company's 2004 sales volumes were attributable to markets in Europe, where the Company is the second largest producer of TiO2 with an estimated 20% share of European TiO2 sales volumes. The Company has an estimated 14% share of North American TiO2 sales volume. Kronos has production facilities throughout Europe and North America. Kronos and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

     At December 31, 2004, (i) Valhi, Inc (NYSE: VHI) directly and through a wholly-owned subsidiary held approximately 57% of the Company's common stock and NL Industries, Inc. (NYSE: NL) held an additional 37% of the outstanding common stock of the Company, (ii) Valhi and its wholly-owned subsidiary held 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

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

     Industry. Titanium dioxide pigments are inorganic chemical products used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, fibers, food, ceramics and cosmetics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world. TiO2, the largest commercially used whitening pigment by volume, derives its value from its whitening properties and opacifying ability (commonly referred to as hiding power). As a result of TiO2's high refractive index rating, it can provide more hiding power than any other commercially produced white pigment. In addition, TiO2 demonstrates excellent resistance to chemical attack, good thermal stability and resistance to ultraviolet degradation. TiO2 is supplied to customers in either a powder or slurry form.

     Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant markets for TiO2 consumption could emerge in Eastern Europe, the Far East or China as the economies in these regions develop to the point that quality-of-life products, including TiO2, experience greater demand. Geographic information is contained in Note 2 to the Consolidated Financial Statements.

     Products and operations. TiO2 is produced in two crystalline forms: rutile and anatase. Both the chloride and sulfate production processes (discussed below) produce rutile TiO2. Chloride process rutile is preferred for the majority of customer applications. From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile TiO2. Although many end-use applications can use either form of TiO2, chloride process rutile TiO2 is the preferred form for use in coatings and plastics, the two largest end-use markets. Anatase TiO2, which is produced only through the sulfate production process, represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics.

     The Company believes that there are no effective substitutes for TiO2. Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of end-use markets as white pigments, however the opacity in these products is not able to duplicate the performance characteristics of TiO2, and the Company believes these products are unlikely to replace TiO2.

     The Company currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. The Company's major customers include domestic and international paint, plastics and paper manufacturers.

     The Company and its distributors and agents sell and provide technical services for its products to over 4,000 customers in over 100 countries with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. The Company and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years, and Kronos is the only leading TiO2 producer committed to producing TiO2 and related products as its sole business. The Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

     Sales of TiO2 represented about 90% of Kronos' total sales in 2004. Sales of other products, complementary to Kronos' TiO2 business, are comprised of the following:

o Kronos operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of Kronos' European sulfate-process plants. The mine has estimated reserves that are expected to last at least 20 years. Ilmenite sales to third-parties represented approximately 4% of the Company's consolidated net sales in 2004.

o Kronos manufactures and sells iron-based chemicals, which are by-products and processed by-products of the TiO2 pigment production process. These co-product chemicals are marketed through Kronos' Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products. Sales of iron based chemical products were about 3% of sales in 2004.

o Kronos manufactures and sells certain titanium chemical products (titanium oxychloride and titanyl sulfate), which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments. Sales of these products were about 1% of sales in 2004.

     Manufacturing process and raw materials. TiO2 is manufactured by the Company using both the chloride process and the sulfate process. Approximately 73% of the Company's current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield and production of less waste and lower energy requirements and labor costs. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology can produce either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2004, chloride-process production facilities represented approximately 64% of industry capacity.

     Kronos produced a new Company record 484,000 metric tons of TiO2 in 2004, compared to the prior records of 476,000 metric tons in 2003 and 442,000 metric tons in 2002. Such production amounts include the Company's one-half interest in the joint-venture owned Louisiana plant discussed below. The Company's average production capacity utilization rates in 2003 and 2004 were near full capacity, up from 96% in 2002. Kronos production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through Kronos' continued debottlenecking efforts.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. The Company purchased approximately 410,000 metric tons of chloride feedstock in 2004, of which the vast majority was slag. The Company purchased chloride process grade slag in 2004 from a subsidiary of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2007. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride process feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock, derived primarily from rock and beach sand ilmenite, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, the Company operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its European sulfate-process pigment plants in 2004. The Company produced approximately 867,000 metric tons of ilmenite in 2004 of which approximately 311,000 metric tons were used internally with the remainder sold to third parties. For its Canadian sulfate-process plant, the Company also purchases sulfate grade slag (approximately 20,000 metric tons in 2004) primarily from Q.I.T. Fer et Titane Inc. Canada, a subsidiary of Rio Tinto plc UK, under a long-term supply contract that expires at the end of 2009. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's sulfate process feedstock requirements over the next several years.

     Kronos has sought to minimize the impact of potential changes in the price of its feedstock raw materials by entering into the contracts discussed above which fix, to a large extent, the price of its raw materials. The contracts contain fixed quantities that Kronos is required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on the Company's feedstock requirements. The quantities under these contracts do not require Kronos to purchase feedstock in excess of amounts that Kronos would reasonably consume in any given year. The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts.

     The number of sources of, and availability of, certain raw materials is specific to the particular geographic region in which a facility is located. As noted above, Kronos purchases titanium-bearing ore from three different suppliers in different countries under multiple-year contracts. Political and economic instability in certain countries from which Kronos purchases its raw material supplies could adversely affect the availability of such feedstock. Should Kronos' vendors not be able to meet their contractual obligations or should Kronos be otherwise unable to obtain necessary raw materials, Kronos may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity.

     TiO2 manufacturing joint venture. Subsidiaries of the Company and Huntsman Holdings LLC ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by the Company and Huntsman (the "Partners") pursuant to separate offtake agreements.

     A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC, including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     Kronos is required to purchase one-half of the TiO2 produced by the joint venture. Because Kronos does not control the joint venture, the joint venture is not consolidated in the Company's financial statements. The Company accounts for its interest in the joint venture by the equity method. The manufacturing joint venture operates on a break-even basis and, accordingly, the Company reports no equity in earnings of the joint venture. With the exception of raw material costs for the pigment grades produced, Kronos and Huntsman share all costs and capital expenditures of the joint venture equally. The Company's share of net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold. See Notes 6 and 15 to the Consolidated Financial Statements.

     Competition. The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of the Company's production are considered commodity pigments with price generally being the most significant competitive factor. During 2004 the Company had an estimated 12% share of worldwide TiO2 sales volume, and the Company believes that it is the leading seller of TiO2 in several countries, including Germany and Canada. Overall, Kronos is the world's fifth largest producer of TiO2.

     The Company's principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. The Company's five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 4%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total North American TiO2 production capacity and is the Company's principal North American competitor.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in Kronos' experience). No greenfield plants are currently under construction in North America or Europe. Kronos does expect that industry capacity will increase as Kronos and its competitors continue to debottleneck their existing facilities. In addition to the potential capacity additions through debottlenecking, certain competitors have recently either idled or shut down facilities. In the past year, certain competitors have announced the idling or shut down of an aggregate of approximately 135,000 metric tons of sulfate production capacity by early 2005. Based on the factors described above, Kronos expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to Kronos' expectations. If actual developments differ from Kronos' expectations, Kronos and the TiO2 industry's performances could be unfavorably affected.

     Research  and  development.  The  Company's  expenditures  for research and development, process technology and quality assurance activities were approximately $6 million in 2002, $7 million in 2003 and $8 million in 2004. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening the Company's competitive position by developing new pigment applications.

     Kronos continually seeks to improve the quality of its grades, and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Over the last five years, ten new grades have been added for plastics, coatings, fiber and paper laminate applications.

     Patents and trademarks. Patents held for products and production processes are important to Kronos and its continuing business activities. Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. Kronos' existing patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from one to 19 years. Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos will be involved in disputes relating to the protection and use of intellectual property relating to its products.

     Kronos' major trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells. Kronos also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos' proprietary chloride production process is an important part of Kronos' technology, and Kronos' business could be harmed if Kronos should fail to maintain confidentiality of its trade secrets used in this technology.

     Foreign operations. The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of the Company's current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating approximately $464 million at December 31, 2004. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $813 million (72%) of the Company's 2004 consolidated sales were to non-U.S. customers, including $98 million (9%) to customers in areas other than Europe and Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations, and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

     Customer base and annual seasonality. The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's largest ten customers accounted for approximately 25% of net sales in 2004. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2004, Kronos employed approximately 2,420 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 420 employees in Canada and 1,950 employees in Europe.

     Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. In Europe, Kronos' union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. In Canada, Kronos' union employees are covered by a collective bargaining agreement that expires in June 2007. Kronos believes its labor relations are good.

     Regulatory and environmental matters. Kronos' operations are governed by various environmental laws and regulations. Certain of Kronos' operations are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos' policy is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies thereunder, could adversely affect Kronos' production, handling, use, storage, transportation, sale or disposal of such substances as well as Kronos' consolidated financial position, results of operations or liquidity.

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

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member of the EU, generally patterns its environmental regulatory actions after the EU. Kronos believes that it has obtained all required permits and is in substantial compliance with applicable EU requirements.

     At its sulfate plant facilities in Germany, Kronos recycles weak sulfuric acid either through contracts with third parties or using its own facilities. At Kronos' Fredrikstad, Norway plant, Kronos ships its spent acid to a third party location where it is treated and disposed. Kronos' Canadian sulfate plant neutralizes its spent acid and sells its gypsum by-product to a local wallboard manufacturer. Kronos has a contract with a third party to treat certain sulfate-process effluents at its German sulfate plant. Either party may terminate the contract after giving four years advance notice with regard to Kronos' Nordenham, Germany plant.

     Kronos is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     From time to time, Kronos' facilities may be subject to environmental regulatory enforcement under U.S. and foreign statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity. Kronos believes that all its plants are in substantial compliance with applicable environmental laws.

     Kronos'  capital   expenditures   related  to  its  ongoing   environmental
protection and improvement programs in 2004 were approximately $7 million, and are currently expected to be approximately $7 million in 2005.

     Website and other available information. The Company maintains a website on the Internet with the address of www.kronostio2.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2004 and copies of the Company's Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Additional information regarding the Company, including the Company's Audit Committee charter and the Company's Code of Business Conduct and Ethics, can also be found at this website as required. Information contained on the Company's website is not part of this report.

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

ITEM 2.  PROPERTIES

     During 2004, the Company operated four TiO2 plants in Europe (one in each of Leverkusen, Germany, Nordenham, Germany, Langerbrugge, Belgium, and Fredrikstad, Norway). In North America, the Company has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a TiO2 plant in Lake Charles, Louisiana. The Company operates an ilmenite ore mine in Hauge i Dalane, Norway pursuant to a governmental concession with an unlimited term and also owns a TiO2 slurry plant in Lake Charles, Louisiana. See Note 6 to the Consolidated Financial Statements. TiO2 is produced using the chloride process at the Leverkusen, Langerbrugge, Varennes and Lake Charles facilities and is manufactured using the sulfate process in Nordenham, Leverkusen, Fredrikstad and Varennes. Kronos' co-products are produced at its Norwegian, Belgian and German facilities and its titanium chemicals are produced at its Belgian and Canadian facilities.

     The Company owns all of its principal production facilities described above, except for the land under the Fredrikstad and Leverkusen facilities. The Norwegian plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of the Company's current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease and the supplies and services agreement have certain restrictions regarding ownership and use of the Leverkusen facility.

     The Company has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K.

ITEM 3.  LEGAL PROCEEDINGS

     Kronos is involved in various environmental, contractual, product liability and other claims and disputes incidental to its business. Certain information called for by this Item is included in Note 16 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to December 2003, the Company was a wholly-owned subsidiary of NL. On December 8, 2003, NL completed the pro-rata distribution to its stockholders (including Valhi and a wholly-owned subsidiary of Valhi) of approximately 48.8% of the Company's outstanding common stock. Stockholders of NL received one share of common stock of Kronos for every two shares of NL common stock outstanding as of the close of business on November 17, 2003, the record date for the distribution.

     The Company's common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 28, 2005, there were approximately 5,300 holders of record of common stock. The Company's common stock commenced trading on December 8, 2003. For the period from December 8, 2003 to December 31, 2003, the high and low closing per share sales price of Kronos common stock according to Bloomberg was $24.79 and $16.00 respectively. The following table sets forth the high and low closing per share sales price for Kronos common stock for the periods indicated according to Bloomberg, and dividends paid during such periods. On February 28, 2005 the closing price of Kronos common stock according to the NYSE Composite Tape was $47.09.

                                                                        Cash
                                                                      dividends
                                            High         Low            paid
                                            ----         ---          ---------

 Year ended December 31, 2004

   First Quarter                           $33.25      $22.22          $ .25
   Second Quarter                           34.20       29.11            .25
   Third Quarter                            39.70       30.80            .25
   Fourth Quarter                           48.48       38.50            .25

     Immediately prior to NL's distribution of shares of Kronos common stock to its stockholders on December 8, 2003, the Company declared and paid a dividend to NL in the form of a $200 million long-term note payable. See Note 10 to the Consolidated Financial Statements.

     The Company paid four quarterly $.25 per share cash dividends in 2004. On February 17, 2005, the Company's Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 10, 2005 to be paid on March 25, 2005. However, the declaration and payment of future dividends, and the amount thereof, is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount and timing of any future dividends which might be paid.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following selected historical financial data of Kronos with respect to the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and as of December 31, 2001,
2002, 2003 and 2004, is derived from, and should be read in conjunction with, Kronos' audited Consolidated Financial Statements. The selected historical financial data as of December 31, 2000, is derived from Kronos' unaudited Consolidated Financial Statements. The earnings per share and cash dividends per share data presented below has been restated to give effect to the September 2003 change in Kronos' capital structure discussed in Note 1 to Kronos' Consolidated Financial Statements in which the 1,000 shares of Kronos' common stock previously outstanding were reclassified in the form of a stock split into approximately 48.9 million shares of Kronos' common stock. The selected historical financial data reflects Kronos' results as it has historically been operated as a part of NL, and these results may not be indicative of Kronos' future performance as a publicly traded company following the distribution.

                                                                      Years ended December 31,
                                                   ----------------------------------------------------------
                                                    2000         2001        2002         2003         2004
                                                    ----         ----        ----         ----         -----
                                                         (In millions, except per share data and TiO2
                                                                        operating statistics)

 STATEMENTS OF OPERATIONS DATA:
    Net sales                                    $ 922.3      $ 835.1      $ 875.2      $1,008.2     $1,128.6
    Net income                                     130.2        154.5         66.3          87.5        314.9
    Net income per share                            2.66         3.16         1.35          1.79         6.43
    Cash dividends per share (1)                    1.12          .62         2.27           .14         1.00

 BALANCE SHEET DATA (at year end):
    Total assets                                   893.4        910.1        988.5       1,121.9      1,353.3
    Notes payable and long-term debt
      including current maturities                 266.1        242.7        370.5         556.7        533.2
    Common stockholder's equity                    346.6        378.5        314.2         159.4        470.8

 TiO2 OPERATING STATISTICS:
    Average selling price
      Index (1990=100)                              92           89           81             84            82

    Sales volume*                                  436          402          455            462           500
    Production volume*                             441          412          442            476           484
    Production capacity at
      beginning of year*                           440          450          455            470           480
    Production rate as a
      percentage of capacity                      Full          91%          96%            Full          Full

    __________________________________

        * Metric tons in thousands

(1)  Excludes Kronos' December 2003 dividend to NL in the form of a $200 million
     long-term  note  payable.  See  Note  10  to  the  Consolidated   Financial
     Statements.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2002, 2003 and 2004, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 17% to 20%.

o The Company provides reserves for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. The Company also provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

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

     Under applicable GAAP (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2004, no such impairment indicators, as defined, were present.

o The Company maintains various defined benefit pension plans and postretirement benefits other than pensions ("OPEB"). The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of prepaid and accrued pension costs and accrued OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under "Assumptions on defined benefit pension plans and OPEB plans."

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, during 2004 the Company concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with its German net operating loss carryforwards. The Company has substantial net operating loss carryforwards in Germany (the equivalent of $671 million for German corporate purposes and $232 million for German trade tax purposes at December 31, 2004). Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

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

     Income from operations are impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees, and other long-lived assets, defined benefit pension and OPEB plans and loss accruals. In addition, other income and expense items are impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Executive summary

     The Company reported net income of $314.9 million, or $6.43 per diluted share. Net income in 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $5.49 per diluted share and (ii) income related to Kronos' contract dispute settlement of $4.1 million, or $.08 per diluted share. Net income in 2003 includes an income tax benefit relating to the refund of prior year German income taxes of $.50 per diluted share. Net income in 2002 includes
(i) an income tax benefit related to the reduction in the Belgian corporate income tax rate of $.05 per diluted share and (ii) income of $.08 per diluted share related to Kronos' foreign currency transaction gain resulting from the extinguishment of certain intercompany indebtedness of NL and Kronos. Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

     The Company currently expect income from operations will be higher in 2005 compared to 2004, but this increase will not offset the decline in income tax benefits in 2005 as compared to 2004.

     Relative changes in the Company's TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates.

     Selling prices (in billing currencies) for TiO2, the Company's principal product, were generally: decreasing during the first quarter of 2002, flat during the second quarter of 2002, increasing during the last half of 2002 and the first quarter of 2003, flat during the second quarter of 2003, decreasing during the third and fourth quarters of 2003 and the first quarter of 2004, flat during the second quarter of 2004 and increasing during the last half of 2004.

Results of operations


                                                    Years ended December 31,                     % Change
                                            ----------------------------------------       ---------------------
                                              2002          2003            2004           2002-03       2003-04
                                              ----          ----            ----           -------       -------
                                           (In millions, except selling price data)
 Net sales                                  $ 875.2      $1,008.2         $1,128.6          +15%           +12%
 Cost of sales                                671.8         739.2            866.3          +10%           +17%
                                            -------      --------         --------

 Gross margin                                 203.4         269.0            262.3          +32%           - 2%

 Selling, general and administrative
     expense                                 (107.7)       (124.4)          (145.4)         +16%           +17%
 Currency transaction gains (losses), net       (.5)         (7.7)            (3.9)
 Corporate expense                             (3.3)         (4.2)            (3.5)
 Other operating income (expense), net          (.4)          (.2)             5.5
                                            -------      --------         --------

 Income from operations                     $  91.5      $  132.5         $  115.0          +45%           -13%
                                            =======      ========         ========

 TiO2 operating statistics:

 Percent change in average selling
     prices:
        Using actual foreign currency
           exchange rates                                                                   +13%           + 4%
        Impact of changes in foreign
           currency exchange rates                                                          -10%           - 6%
                                                                                            ----           ----

        In billing currencies                                                               + 3%           - 2%
                                                                                            ====           ====

 Sales volumes*                             455           462               500             + 2%           + 8%
 Production volumes*                        442           476               484             + 8%           + 2%
 Production rate as
     percent of capacity                    96%           Full              Full
___________________________________
* Thousands of metric tons




     Year ended December 31, 2004 compared to year ended December 31, 2003

     Kronos' sales increased $120.4 million (12%) in 2004 as compared to 2003 as higher sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $60 million as further discussed below, more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies were 2% lower in 2004 as compared to 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2004 increased 4% as compared to 2003. See " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on Kronos' operations.

     Kronos' TiO2 sales volumes in 2004 increased 8% compared to 2003, as higher volumes in European and export markets more than offset lower volumes in Canada. Approximately one-half of Kronos' 2004 TiO2 sales volumes were attributable to markets in Europe, with 38% attributable to North America and the balance to export markets. Demand for TiO2 has remained strong throughout 2004, and while Kronos believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' operating income comparisons were also favorably impacted by higher production levels, which increased 2%. Kronos' operating rates were near full capacity in both periods, and Kronos' sales and production volumes in 2004 were both new records for Kronos, setting new volume records for Kronos for the third consecutive year.

     The Company's cost of sales increased $127.1 million (17%) in 2004 compared to 2003 due to higher raw material and maintenance costs as well as higher production volumes and related effects of translating foreign currencies into the U.S. dollar. The Company's cost of sales, as a percentage of net sales, increased from 73% in 2003 to 77% in 2004 due primarily to the effects of lower average selling prices and higher costs.

     The Company's gross margins decreased $6.7 million (2%) from 2003 to 2004 due to the net effects of the aforementioned changes in sales and cost of sales during such periods.

     As a percentage of net sales, selling, general and administrative expenses were relatively consistent from 2003 to 2004, increasing marginally from 12% to 13%, and increasing proportionately with the increased sales and production volume.

     Kronos' income from operations in 2004 includes $6.3 million of income related to the settlement of a contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be made by the customer to Kronos. The dispute with the customer concerned the customer's alleged past failure to purchase the required amount of TiO2 from Kronos under the terms of Kronos' contract with the customer. Under the settlement, the customer agreed to pay an aggregate of $7.3 million to Kronos through 2007 to resolve such dispute. See
Note 12 to the Consolidated Financial Statements.

     Kronos' income from operations decreased $17.5 million (13%) in 2004 as compared to 2003, as the effect of lower average TiO2 selling prices and higher raw material and maintenance costs more than offset the impact of higher sales and production volumes and the income from the contract dispute settlement. See also " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on Kronos' operations.

     Year ended December 31, 2003 compared to year ended December 31, 2002

     The Company's sales increased $133.0 million (15%) in 2003 compared to 2002 due primarily to higher average selling prices, higher sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $93 million as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2003 was 3% higher than 2002, with the greatest improvement in European and export markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2003 increased 13% compared to 2002. See " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on Kronos' operations.

     The Company's TiO2 sales volumes in 2003 increased 2% from 2002, with higher volumes in European and North American markets more than offsetting a decline in volumes to export markets.

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

     As a percentage of net sales, selling, general and administrative expenses remained consistent at 12%, increasing proportionately with the increased sales and production volume.

     Corporate expenses for 2003 increased 26% to $4.1 million as compared to 2002 primarily due to higher fees associated with Kronos becoming a separate SEC registrant and certain corporate office relocation expenses.

     Kronos' income from operations increased $41.0 million (45%) in 2003 compared to 2002 due primarily to higher average TiO2 selling prices and higher TiO2 sales and production volumes. See also " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on Kronos' operations.

     Effects of foreign currency exchange rates

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% and 4% increases in Kronos' average TiO2 selling prices during 2003 and 2004, respectively, as compared to the respective prior year using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 3% increase and 2% decrease in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $60 million in 2004 as compared to 2003, and increased sales by a net $93 million in 2003 as compared to 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2004 and 2003 compared to the same periods of the respective prior years. Overall, currency exchange rate fluctuations resulted in a net $6 million increase in Kronos' operating income in 2004 as compared to 2003, and resulted in a net decrease in Kronos' operating income in 2003 of approximately $6 million as compared to 2002.

     Outlook

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the fourth quarter of 2004 were 2% higher than the third quarter of 2004. In 2005, Kronos expects income from operations will be higher than 2004, primarily due to higher expected selling prices in 2005. The anticipated higher selling prices in 2005 reflects the expected continued implementation of price increase announcements, including Kronos' latest price increases announced in March 2005. The extent to which any of such price increases which have previously been announced, and any additional price increases which may be announced subsequently in 2005, will be realized will depend on, among other things, economic factors.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital investment. Kronos believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through Kronos' continued debottlenecking efforts.

     Kronos expects its TiO2 production volumes in 2005 will be slightly higher than its 2004 volumes, with sales volumes comparable to or slightly lower in 2005 as compared to 2004. Kronos' average TiO2 selling prices, which started to increase during the second half of 2004, are expected to continue to increase during 2005, and consequently Kronos currently expects its average TiO2 selling prices, in billing currencies, will be higher in 2005 as compared to 2004. Overall, Kronos expects its income from operations in 2005 will be higher than 2004, due primarily to higher expected selling prices. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Other income (expense).

     The following table sets forth certain information regarding other income and expense items.



                                                   Years ended December 31,                    Change
                                           -------------------------------------     -------------------------
                                              2002          2003           2004         2002-03       2003-04
                                              ----          ----           ----         -------       -------
                                                                       (In millions)
 (In millions)
 Currency transaction gains                 $  6.3       $   -           $   -          $ (6.3)       $   -
 Interest income from affiliates              20.7           .7              -           (20.0)          (.7)
 Trade interest income                         1.7           .7             1.1           (1.0)           .4
 Other interest income                          .7           .2             1.0            (.5)           .8
 Interest expense to affiliates              (12.3)        (1.8)          (15.2)          10.5         (13.4)
 Other interest expense                      (16.8)       (33.0)          (37.4)         (16.2)         (4.4)
                                            ------       ------          ------         ------        ------

                                            $   .3       $(33.2)         $(50.5)        $(33.5)       $(17.3)
                                            ======       ======          ======         ======        ======

     Interest income fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest income increased approximately $500,000 in 2004 compared to 2003 due to higher average yields on invested funds. As compared to 2002, aggregate interest income in 2003 declined $21.5 million primarily due to lower amounts outstanding on loans to affiliates. The Company expects interest income will be lower in 2005 than 2004 due to lower average funds available for investment.

     The Company has a significant amount of indebtedness denominated in the euro, including KII's euro-denominated 8.875% Senior Secured Notes ("Senior Secured Notes"). Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense on indebtedness to third parties in 2004 was higher than 2003 due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during both years by approximately $3 million as compared to the respective prior year. In addition, KII issued an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004, and the interest expense associated with these additional Senior Secured Notes was $1 million in 2004.

     Interest expense to affiliates increased $13.4 million in 2004 as compared to 2003 due to higher amounts outstanding on loans from affiliates, primarily due to the $200 million dividend distributed to NL in December 2003. Such note was repaid in 2004. See Note 10 to the Consolidated Financial Statements. The Company does not currently expect to report any material interest expense to affiliates in 2005.

     Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense on third party indebtedness in 2005 is expected to be higher than 2004 due primarily to the effect of the issuance of an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004.

     Aggregate interest expense increased $5.7 million in 2003 as compared to 2002 due primarily to the net effects of higher average levels of indebtedness and lower average interest rates on the Company's indebtedness.

     At December 31, 2004, approximately $519 million of consolidated indebtedness, principally KII's Senior Secured Notes, bears interest at fixed interest rates averaging 8.4% (2003 - $356 million with a weighted average interest rate of 8.9%; 2002 - $297 million with a weighted average fixed interest rate of 8.9%). The weighted average interest rate on $14 million of outstanding variable rate borrowings at December 31, 2004 was 3.9% (2003 - none outstanding; 2002 - $27 million outstanding at 6.5%). See Note 8 to the Consolidated Financial Statements.

     As noted above, KII has a significant amount of indebtedness denominated in
currencies  other  than  the  U.S.  dollar.  See  Item  7A,   "Quantitative  and
Qualitative Disclosures About Market Risk."

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 13 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate.

     At December 31, 2004,  Kronos had the  equivalent  of $671 million and $232 million of income tax loss  carryforwards  for  German  corporate  and trade tax purposes, respectively, all of which have no expiration date. As more fully described in Note 13 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, as of June 30, 2004, Kronos reversed $268.6 million of the valuation allowance (the portion related to future years), and Kronos reversed the remaining $3.4 million during the last six months of 2004. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in 2005 is expected to be higher than what it would have otherwise been, although its future cash income tax rate will not be affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004 to 60% of taxable income after the first euro 1 million of taxable income. The new law will have a significant effect on Kronos' cash tax payments in Germany going forward, the extent of which will be dependent upon the level of taxable income earned in Germany.

     During 2003, Kronos reduced its deferred income tax asset valuation allowance by an aggregate of approximately $6.7 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In addition, Kronos recognized a $38.0 million income tax benefit related to the net refund of certain prior year German income taxes.

     During 2002, Kronos reduced its deferred income tax asset valuation allowance by an aggregate of approximately $1.8 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. The provision for income taxes in 2002 also includes a $2.3 million deferred income tax benefit related to certain changes in the Belgian tax law.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. See Note 13 to the Consolidated Financial Statements.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 15 to the Consolidated Financial Statements.

     Accounting principles newly adopted in 2002, 2003 and 2004. See Note 18 to the Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 20 to the Consolidated Financial Statements.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 14 to the Consolidated Financial Statements.

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $7.1 million in 2002, $8.4 million in 2003 and $13.2 million in 2004. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $9.0 million in 2002, $13.6 million in 2003 and $17.1 million in 2004.

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

     At December 31, 2004, approximately 63%, 17%, 13% and 5% of the projected benefit obligation related to Company plans in Germany, Norway, Canada and the U.S., respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                             Discount rates used for:
                  -------------------------------------------------------------------------------
                  -------------------------------------------------------------------------------
                      Obligations at              Obligations at              Obligations at
                   December 31, 2002 and       December 31, 2003 and       December 31, 2004 and
                      expense in 2003             expense in 2004             expense in 2005
                  -----------------------     ------------------------     ----------------------

  Germany                 5.5%                         5.3%                         5.0%
  Norway                  6.0%                         5.5%                         5.0%
  Canada                  7.0%                         6.3%                         6.0%
  U.S.                    6.5%                         5.9%                         5.8%


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

     At December 31, 2004, approximately 56%, 21%, 14% and 5% of the plan assets related to the Company's plans in the Germany, Norway, Canada and the U.S., respectively. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2004 was 23% to equity managers, 48% to fixed income managers and 29% to real estate.

o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers and 62% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8% and 4.5% to 6.5% and 2.5%, respectively. The plan asset allocation at December 31, 2004 was 16% to equity managers and 64% to fixed income managers and the remainder primarily to cash and liquid investments.

o In Canada, the Company currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2004 was 60% to equity managers and 40% to fixed income managers.

o During 2004, the plan assets in the U.S. were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 16-year history of the CMRT, through December 31, 2004 the average annual rate of return has been approximately 13%.

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2002, 2003 and 2004 were as follows:


                        2002            2003            2004
                        ----            ----            ----

  Germany               6.8%            6.5%            6.0%
  Norway                7.0%            6.0%            6.0%
  Canada                7.0%            7.0%            7.0%
  U.S.                  8.5%           10.0%           10.0%

     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2005 as it used in 2004 for purposes of determining the 2005 defined benefit pension plan expense.

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

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2005, the Company expects its defined benefit pension expense will approximate $14 million in 2005. In comparison, the Company expects to be required to make approximately $9 million of contributions to such plans during 2005.

     As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2004, the Company's aggregate projected benefit obligations would have increased by approximately $13.1 million at that date, and the Company's defined benefit pension expense would be expected to increase by approximately $1.7 million during 2005. Similarly, if the Company lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, the Company's defined benefit pension expense would be expected to increase by approximately $600,000 during 2005.

     OPEB plans. Certain subsidiaries of the Company in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. See Note 14 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions." Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB income of approximately $265,000 in 2002, $133,000 in 2003 and consolidated OPEB cost of approximately $455,000 in 2004. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.0 million in each of 2002, 2003 and 2004. Substantially all of the Company's accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB expense has been, and is expected to continue to, decline gradually.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2004, the expected rate of increase in future health care costs ranges from 9% in 2005, declining to 5% to 5.5% in 2010 and thereafter.

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2005, the Company expects its consolidated OPEB expense will approximate $200,000 in 2005. In comparison, the Company expects to be required to make approximately $800,000 of contributions to such plans during 2005.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2004, the Company's aggregate projected benefit obligations would have increased by approximately $400,000 at that date, and the Company's OPEB expense would be expected to increase by less than $50,000 during 2005. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $1.1 million at December 31, 2004, and OPEB expense would have increased by $100,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Summary

     The Company's primary source of liquidity on an ongoing basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends. In addition, from time-to-time the Company will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company may from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iii) pay dividends.

     At December 31, 2004, the Company's indebtedness was substantially comprised of $519 million related to KII's Senior Secured Notes due in 2009 and the equivalent of $13.6 million related to KII's euro 80 million secured revolving credit facility ("European Credit Facility") due in June 2005. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during 2005 will be required to be used to repay indebtedness during 2005. KII expects to seek a renewal of its European credit facility during the first half of 2005.

Consolidated cash flows

     The Company's consolidated cash flows for each of the past three years are presented below:

                                               Years ended December 31,
                                       ----------------------------------------
                                       2002               2003             2004
                                       ----               ----             ----
                                                     (in millions)

Operating activities                 $ 111.1           $ 107.6          $ 151.0
Investing activities                   (34.6)            (35.4)           (39.8)
Financing activities                   (93.9)            (61.8)          (108.8)
                                     -------           -------          -------

Net cash provided (used) by
  operating, investing and
  financing activities               $ (17.4)          $  10.4          $   2.4
                                     =======           =======          =======

     Operating cash flows. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense. Non-cash interest expense relates to amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities.

     Changes in product pricing, production volumes and customer demand, among other things, can significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes.

     Cash flows provided from operating activities increased from $107.7 million in 2003 to $151.0 million in 2004. This $43.3 million increase was due primarily to the net effect of (i) higher net income of $227.3 million, (ii) a larger deferred income tax benefit of $299.8 million, (iii) higher depreciation and amortization expense of $4.6 million, (iv) higher net distributions from Kronos' TiO2 manufacturing joint venture of $7.7 million, (v) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $34.9 million and (vi) higher cash received for income taxes of $25.3 million.

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

     Investing cash flows. The Company's capital expenditures were $32.6 million, $35.2 million and $39.3 million in 2002, 2003 and 2004, respectively. Capital expenditures in 2002 included an aggregate of $3.1 million for the rebuilding of the Company's Leverkusen, Germany sulfate plant. In addition, during 2004 the Company purchased additional shares of its majority-owned French subsidiary for $575,000.

     The Company's capital expenditures during the past three years include an aggregate of approximately $18 million ($7 million in 2004) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2005 capital expenditures are $41 million and include approximately $7 million in the area of environmental protection and compliance.

     Financing cash flows. During 2004, (i) KII issued an additional euro 90 million principal amount of it Senior Secured Notes at 107% of par (equivalent to $130 million when issued) and (ii) KII's operating subsidiaries in Germany and Belgium borrowed an aggregate of euro 90 million ($112 million when borrowed) of borrowings under its European Credit Facility, of which euro 80 million ($100 million when repaid) were subsequently repaid.

     On September 24, 2004, NL completed the acquisition of the shares of common stock of CompX International Inc. previously held by Valhi and Valcor, Inc., a wholly-owned subsidiary of Valhi. The purchase price for these shares was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's $200 million long-term note receivable from Kronos. In October 2004, Valcor distributed its note receivable from Kronos to Valhi, and subsequently Kronos prepaid $100.0 million on the note payable to Valhi (including accrued interest) principally using available cash on hand. In November 2004, the remaining balances due under these notes were repaid primarily using the funds raised from the issuance of euro 90 million principal amount of KII's Senior Secured Notes, and the notes were cancelled.

     In March 2003, KII's operating subsidiaries in Germany, Belgium and Norway borrowed euro 15 million ($16.1 million when borrowed), in April 2003, repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003, repaid euro 30.0 million ($33.9 million when repaid) under its European Credit Facility.

     In March 2002 the Company redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 the Company redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the euro 285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway borrowed euro 13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) and 1.7 million ($1.6 million when repaid), respectively, of the European Credit Facility.

     Deferred financing costs paid of $10.7 million in 2002 and $2.0 million in 2004 for the Senior Secured Notes, the European Credit Facility and the Company's U.S. revolving credit facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2004.

     Cash dividends paid during 2002, 2003 and 2004 totaled $120.1 million, $7.0 million and $48.9 million, respectively. On February 17, 2005, the Company's Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 10, 2005 to be paid on March 25, 2005. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

     Cash flows related to capital contributions and other transactions with affiliates aggregated net cash outflows of $73.7 million in 2002 and a net cash inflow of $19.7 million in 2003. Such amounts related principally to loans that Kronos made to affiliates (such notes receivable from affiliates being reported as reductions to Kronos' stockholders' equity, and therefore considered financing cash flows). Additionally, settlement of the above-mentioned notes receivable from affiliates was not then currently contemplated in the foreseeable future. In 2002, Kronos transferred certain of such notes receivable from affiliates to NL, and as a result, Kronos will no longer report cash flows related to certain of such notes receivable from affiliates. Such net cash flows in 2002 also included $9.2 million related to the Company's purchase of EWI RE, Inc. See Note 1 to the Consolidated Financial Statements.

     Provisions contained in certain of Kronos' credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating lease commitments disclosed in Note 16 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At December 31, 2004, the Company had current cash and cash equivalents aggregating $60.8 million ($21.1 million held by non-U.S. subsidiaries). At December 31, 2004, the Company's U.S. and non-U.S. subsidiaries had current restricted cash equivalents of $1.5 million and noncurrent restricted marketable debt securities of $2.9 million. At December 31, 2004, certain of the Company's subsidiaries had approximately $139 million available for borrowing with approximately $101 million available under non-U.S. credit facilities (including approximately $93 million under the European Credit Facility) and approximately $38 million available under the U.S. Credit Facility (based on borrowing availability). At December 31, 2004, KII had approximately $49 million available for payment of dividends and other restricted payments as defined in the Notes indenture.

     Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     Legal   proceedings  and  environmental   matters.   See  Note  16  to  the
Consolidated   Financial   Statements   for  certain   legal   proceedings   and
environmental matters with respect to the Company.

     Foreign operations. As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2004, the Company had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

     Other. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any such transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 8 to the Consolidated Financial Statements.

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 8, 15, 16 and 18 to the Consolidated Financial Statements. The Company's obligation for the purchase of TiO2 feedstock is more fully described in Note 16 to the Consolidated Financial Statements and above in "Business - raw materials." The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries by the type and date of payment.

                                                        Payment due date
                                   -----------------------------------------------------------
                                                                          2010 and
   Contractual commitment           2005     2006/2007     2008/2009       after       Total
   ----------------------           ----     ---------     ---------      --------     -----
                                                         (In millions)

Third-party indebtedness(1)       $  13.8     $    .2       $ 519.2       $    -     $  533.2

Interest payments on
   third-party indebtedness          45.0        89.4          44.7            -        179.1

Operating leases                      4.8         6.3           4.5          21.1        36.7

Fixed asset acquisitions              6.7          -             -             -          6.7

Long-term supply contracts
   for the purchase of
   TiO2 feedstock                   165.7       349.2          10.5            -        525.4

Estimated tax obligations            17.5          -             -             -         17.5
                                  -------     -------       -------       -------    --------

                                  $ 253.5     $ 445.1       $ 578.9       $  21.1    $1,298.6
                                  =======     =======       =======       =======    ========

_____________________________

(1)  Primarily relates to KII's Senior Secured Notes. See Item 7A, "Quantitative
     and  Qualitative   Disclosures  about  Market  Risk"  and  Note  8  to  the
     Consolidated Financial Statements.

     The timing and amount shown for the Company's commitments related to indebtedness (principal and interest), operating leases, fixed asset acquisitions, long-term supply contracts and other are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2004, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2004 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2004, which is assumed to be paid during 2005. A significant portion of the amount shown for indebtedness relates to KII's Senior Secured Notes ($519.2 million at December 31, 2004). Such indebtedness is denominated in euro. See Item 7A - "Quantative and Qualitative Disclosures About Market Risk" and Note 8 to the Consolidated Financial Statements.

     Kronos' contracts for the purchase of TiO2 feedstock contain fixed quantities that Kronos is required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on the Company's feedstock requirements. The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts. The timing and amount shown for the Company's commitments related to the long-term supply contracts for TiO2 feedstock is based upon the Company's current estimate of the quantity of material that will be purchased in each time period shown, and the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause. The actual amount of material purchased, and the actual amount that would be payable by the Company, may vary from such estimated amounts.

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail. The table also does not reflect any amounts that the Company might pay related to its asset retirement obligations as the terms and amounts of such future fundings are unknown. See Notes 14 and 18 to the Consolidated Financial Statements.

     The above table also does not reflect any amounts the Company might pay to acquire TiO2 from its TiO2 manufacturing joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future and the joint venture's future cost of producing such TiO2. However, the table does include amounts related to Kronos' share of the joint venture's ore requirements necessary to produce TiO2 for Kronos. See Item 1, "Business" and Note 6 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into currency forward contracts, interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2003 and 2004. See Notes 1 and 17 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2003 and 2004, substantially all of the Company's aggregate indebtedness was comprised of fixed-rate instruments. The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2004. At December 31, 2003 and 2004, all outstanding fixed-rate indebtedness was denominated in U.S. dollars or the euro and the outstanding variable rate borrowings were denominated in euros. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2004 using exchange rates of 1.36 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $300,000 in 2004 have been excluded from the table below.

                                              Amount
                                     -----------------------
                                      Carrying        Fair      Interest      Maturity
    Indebtedness                        value         value       rate          date
    ------------                      --------       ------     --------     ----------
                                          (In millions)

Fixed-rate indebtedness -
  euro-denominated KII
   Senior Secured Notes               $ 519.2       $ 549.1       8.9%          2009
                                      =======       =======

Variable rate indebtedness -
    euro-denominated European
    Credit Facility                   $  13.6       $  13.6       3.9%          2005
                                      =======       =======


     At December 31, 2003, fixed rate indebtedness aggregated $356.1 million (fair value - $356.1 million) with a weighted-average interest rate of 8.9%. All of such fixed rate indebtedness was denominated in euros. Variable indebtedness at December 31, 2003 was nil.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2004, the Company had the equivalent of $532.8 million of outstanding euro-denominated indebtedness (2003 - the equivalent of $356.1 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $52.4 million at December 31, 2004 (2003 - $35.6 million).

     At December 31, 2003, the Company had entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of euro 40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

     Other. The Company believes there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in exchange rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in exchange rates were actually to occur.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to annually include a management report on internal control over financial reporting starting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's independent registered public accounting firm is also required to annually audit the Company's internal control over financial reporting.

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. See Note 6 to the Consolidated Financial Statements and the index of financial statements and schedules on page F-1 of this Annual Report. However, our assessment of internal control over financial reporting with respect to the Company's equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the "COSO" framework). Based on the Company's evaluation under that framework, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. See Scope of Management's Report on Internal Control Over Financial Reporting above.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited the Company's consolidated financial statements included in this Annual Report, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in their report which is included in this Annual Report on Form 10-K.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2004, the Company's chief executive officer filed such annual certification with the NYSE, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Kronos Proxy Statement").

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

(a)and(d) Financial Statements and Schedules

          The Registrant

          The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

(b)       Reports on Form 8-K

          Reports on Form 8-K filed for the quarter ended December 31, 2004.

          October 12, 2004 - Reported Item 7.01 and Item 9.01.
          October 22, 2004 - Reported Item 7.01 and Item 9.01.
          November 9, 2004 - Reported Item 2.02, Item 7.01 and Item 9.01. November 17, 2004 - Reported Item 9.01.
          November 18, 2004 - Reported Item 5.02.
          November 19, 2004 - Reported Item 2.03, Item 7.01 and Item 9.01. November 24, 2004 - Reported Item 1.01, Item 2.03 and Item 9.01.

(c)       Exhibits

          Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to the Company of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2004 will be furnished to the Commission upon request.

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

4.2 Form of certificate of 8.875% Senior Secured Note due 2009 (included as Exhibit A to Exhibit 4.1) - incorporated by reference to Exhibit
          4.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. (File No. 1-640) for the quarter ended June 30, 2002.

4.3 Form of certificate of 8.875% Senior Secured Note due 2009 (included as Exhibit B to Exhibit 4.1) - incorporated by reference to Exhibit
          4.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. (File No. 1-640) for the quarter ended June 30, 2002.

4.4 Purchase Agreement, dated as of June 19, 2002, among Kronos International, Inc., Deutsche Bank AG London, Dresdner Bank AG, London Branch, and Commerzbank Aktiengesellschaft, London Branch - incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.5 Purchase Agreement dated November 18, 2004 between Kronos International, Inc. and Deutsche Bank AG London (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) dated November 24, 2004.

4.6 Form of Registration Rights Agreement, dated as of November 26, 2004 between Kronos International, Inc. and Deutsche Bank AG London (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) dated November 24, 2004.

4.7 Collateral Agency Agreement, dated as of June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc. (filed herewith only with respect to Sections 2, 5, 6 and 8 thereof) - incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.8 Security Over Shares Agreement (shares of Kronos Limited), dated June 28, 2002, between Kronos International, Inc. and The Bank of New York, U.S., as trustee - incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.9 Pledge of Shares (shares of Kronos Denmark ApS), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.10 Pledge Agreement (pledge of shares of Societe Industrielle du Titane, S.A.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., as collateral agent - incorporated by reference to
          Exhibit 4.9 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.11      Partnership   Interest  Pledge  Agreement  (pledge  of  fixed  capital
          contribution in Kronos Titan GmbH & Co. OHG), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

10.1      Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. -
          incorporated  by  reference  to  Exhibit  10.1  of  the   Registration
          statement on Form 10 of the Registrant (File No. 001-31763).

10.2 Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc., effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant (File No. 001-31763) for the quarter ended March 31, 2004.

10.3 Promissory Note, dated September 24, 2004, made by Kronos Worldwide, Inc. in favor of NL Industries, Inc. - incorporated by reference to
          Exhibit 10.2 to a Current Report on Form 8-K of NL Industries, Inc. (File No. 1-640) dated September 24, 2004.

10.4 Promissory Note, dated September 24, 2004, made by Kronos Worldwide, Inc. in favor of Valcor, Inc. - incorporated by reference to Exhibit
          99.1 to a Current Report on Form 8-K of NL Industries, Inc. (File No. 1-640) dated September 24, 2004.

10.5 Promissory Note, dated September 24, 2004, made by Kronos Worldwide, Inc. in favor of Valhi, Inc. - incorporated by reference to Exhibit
          99.2 to a Current Report on Form 8-K of NL Industries, Inc. (File No. 1-640) dated September 24, 2004.

10.6**    Form  of  Kronos  Worldwide,   Inc.  Long-Term   Incentive  Plan  -
          incorporated  by  reference  to  Exhibit  10.4  of  the   Registration
          statement on Form 10 of the Registrant (File No. 001-31763).

10.7 euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in
          Schedule 1 thereto,  as lenders - incorporated by reference to Exhibit
          10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

10.8 First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers,
          Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent - incorporated by reference to
          Exhibit 10.1 of the Current Report on Form 8-K of the Registrant dated November 17, 2004 (File No. 333-119639).

10.9 Lease Contract, dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)- incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of NL Industries, Inc. for the year ended December 31, 1985.

10.10 Contract on Supplies and Services, dated as of June 30, 1995, among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International, Inc. (English translation from German language document) - incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1995.

10.11 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.12 Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1993.

10.13 Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit 10.9 to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

10.14 Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

10.15* Richards Bay Slag Sales Agreement dated May 1, 1995, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.
          - incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1995.

10.16* Amendment to Richards Bay Slag Sales Agreement, dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1999.

10.17* Amendment to Richards Bay Slag Sales Agreement, dated June 1, 2001, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2001.

10.18* Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2002.

10.19* Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2003.

10.20     Agreement  between   Sachtleben  Chemie  GmbH  and  Kronos  Titan-GmbH
          effective  December  30, 1986 -  incorporated  by reference to Exhibit
          10.1 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.21 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.22 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.24 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.25 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.26 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

10.27 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.28 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

10.29 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.30 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.31 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.32 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.)
          - incorporated by reference to Exhibit 10.9 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.33 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.34 Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit
          10.48 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

10.35** Summary of Consulting Arrangement beginning on August 1, 2003, as amended between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004.

21.1     Subsidiaries.

23.1     Consent of PricewaterhouseCoopers LLP.

31.1     Certification.

31.2     Certification.

32.1     Certification.
___________________________________


* Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**   Management contract, compensatory plan or arrangement



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Kronos Worldwide, Inc.
                                                 (Registrant)


                                                By:/s/ Harold C. Simmons
                                                   --------------------------
                                                   Harold C. Simmons
                                                   March 30, 2005
                                                  (Chairman  of the Board and
                                                   Chief  Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                       /s/ Steven L. Watson
--------------------------------            ------------------------------------
Harold C. Simmons, March 30, 2005           Steven L. Watson, March 30, 2005
(Chairman of the Board and Chief            (Director)
  Executive Officer)


/s/ George E. Poston                        /s/ Glenn R. Simmons
--------------------------------            ------------------------------------
George E. Poston, March 30, 2005            Glenn R. Simmons, March 30, 2005
(Director)                                  (Director)


/s/ C. H. Moore, Jr.                        /s/ Keith R. Coogan
--------------------------------            ------------------------------------
C. H. Moore, Jr., March 30, 2005            Keith R. Coogan, March 30, 2005
(Director)                                  (Director)


/s/ R. Gerald Turner                        /s/ Gregory M. Swalwell
--------------------------------            ------------------------------------
R. Gerald Turner, March 30, 2005            Gregory M. Swalwell, March  30, 2005
(Director)                                  (Vice President, Chief Financial
                                             Officer, Principal Financial
                                             Officer)

                                            /s/ James W. Brown
                                            -----------------------------------
                                            James W. Brown, March 30, 2005
                                            (Vice President, Controller,
                                             Principal Accounting Officer



                             KRONOS WORLDWIDE, INC.

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                    Page

  Report of Independent Registered Public Accounting Firm               F-2

  Consolidated Balance Sheets - December 31, 2003 and 2004              F-4

  Consolidated Statements of Income -
   Years ended December 31, 2002, 2003 and 2004                         F-6

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2002, 2003 and 2004                         F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2002, 2003 and 2004                         F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2002, 2003 and 2004                         F-9

  Notes to Consolidated Financial Statements                            F-11


Financial Statement Schedules


  Report of Independent Registered Public Accounting Firm               S-1

  Schedule I - Condensed Financial Information of Registrant            S-2

  Schedule II - Valuation and Qualifying Accounts                       S-7

  Schedules III and IV are omitted because they are not applicable.




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

     We have completed an integrated audit of Kronos Worldwide, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2002 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kronos Worldwide, Inc and its subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.





                                                      PricewaterhouseCoopers LLP
Dallas, Texas
March 30, 2005


                                      KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                            December 31, 2003 and 2004

                                       (In thousands, except per share data)


               ASSETS
                                                              2003                 2004
                                                              ----                 ----
 Current assets:
   Cash and cash equivalents                             $   55,876           $   60,790
   Restricted cash                                            1,313                1,529
   Accounts and other receivables                           156,212              190,319
   Receivables from affiliate                                 1,209                   16
   Refundable income taxes                                   35,336                3,272
   Inventories                                              266,020              233,858
   Prepaid expenses                                           4,456                4,529
   Deferred income taxes                                      2,755                1,205
                                                         ----------           ----------

       Total current assets                                 523,177              495,518
                                                         ----------           ----------

 Other assets:
     Investment in TiO2 manufacturing joint venture         129,011              120,251
     Deferred income taxes                                    6,682              238,284
     Other                                                   28,040               32,340
                                                         ----------           ----------

       Total other assets                                   163,733              390,875
                                                         ----------           ----------

 Property and equipment:
   Land                                                      32,339               35,511
   Buildings                                                179,472              196,983
   Equipment                                                765,231              857,714
   Mining properties                                         63,701               71,980
   Construction in progress                                   9,666               16,753
                                                         ----------           ----------
                                                          1,050,409            1,178,941

   Less accumulated depreciation and amortization           615,442              712,051
                                                         ----------           ----------

       Net property and equipment                           434,967              466,890
                                                         ----------           ----------

                                                         $1,121,877           $1,353,283
                                                         ==========           ==========






                                      KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                            December 31, 2003 and 2004

                                       (In thousands, except per share data)



    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              2003                 2004
                                                              ----                 ----

 Current liabilities:
   Current maturities of long-term debt                  $      288           $   13,792
   Accounts payable and accrued liabilities                 166,664              170,009
   Payable to affiliates                                      8,919                9,231
   Income taxes                                              12,354               17,129
   Deferred income taxes                                      3,436                2,722
                                                         ----------           ----------

       Total current liabilities                            191,661              212,883
                                                         ----------           ----------

 Noncurrent liabilities:
   Long-term debt                                           356,451              519,403
   Deferred income taxes                                    119,825               60,081
   Notes payable to affiliates                              200,000                 -
   Accrued pension cost                                      68,161               61,300
   Accrued postretirement benefits cost                      11,176               11,288
   Other                                                     14,727               17,407
                                                         ----------           ----------

       Total noncurrent liabilities                         770,340              669,479
                                                         ----------           ----------

 Minority interest                                              525                   76
                                                         ----------           ----------

 Stockholders' equity:
   Preferred stock, $.01 par value; 100 shares
    authorized; no shares issued or outstanding                -                  -
   Common stock, $.01 par value; 60,000 shares
    authorized; 48,943 and 48,946 shares issued                 489                  489
   Additional paid-in capital                             1,060,157            1,060,643
   Retained deficit                                        (729,260)            (463,352)
   Accumulated other comprehensive loss:
     Currency translation                                  (133,009)             (88,181)
     Pension liabilities                                    (39,026)             (38,754)
                                                         ----------           ----------

       Total stockholders' equity                           159,351              470,845
                                                         ----------           ----------

                                                         $1,121,877           $1,353,283
                                                         ==========           ==========


Commitments and contingencies (Notes 13 and 16)

          See accompanying notes to consolidated financial statements.


                                      KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME

                                   Years ended December 31, 2002, 2003 and 2004

                                       (In thousands, except per share data)

                                                             2002           2003            2004
                                                             ----           ----            ----


Net sales                                                  $ 875,188     $1,008,177        $1,128,600
Cost of sales                                                671,830        739,237           866,313
                                                           ---------     ----------        ----------

    Gross margin                                             203,358        268,940           262,287

Selling, general and administrative expense                  107,675        124,446           145,433
Other operating income (expense):
  Currency transaction losses, net                              (547)        (7,743)           (3,949)
  Disposition of property and equipment                         (625)          (480)           (1,120)
  Other income                                                   459            490             6,715
  Corporate expense                                           (3,288)        (4,140)           (3,474)
  Other expense                                                 (172)          (128)              (73)
                                                           ---------     ----------        ----------

    Income from operations                                    91,510        132,493           114,953

Other income (expense):
  Currency transaction gain                                    6,271           -                 -
  Interest income from affiliates                             20,754            723              -
  Trade interest income                                        1,709            771             1,212
  Other interest income                                          702            180               961
  Interest expense to affiliates                             (12,290)        (1,887)          (15,210)
  Other interest expense                                     (16,837)       (33,002)          (37,399)
                                                           ---------     ----------        ----------

    Income before income taxes and minority interest          91,819         99,278            64,517

Provision (benefit) for income taxes                          25,500         11,657          (250,389)
                                                           ---------     ----------        ----------

    Income before minority interest                           66,319         87,621           314,906

Minority interest                                                 55             72                53
                                                           ---------     ----------        ----------

    Net income                                             $  66,264     $   87,549        $  314,853
                                                           =========     ==========        ==========

Net income per basic and diluted share                     $    1.35     $     1.79        $     6.43
                                                           =========     ==========        ==========
Basic and diluted weighted average shares
  used in the calculation of net income per share             48,943         48,943            48,945
                                                           =========     ==========        ==========



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                             2002           2003            2004
                                                             ----           ----            ----


Net income                                                 $  66,264     $   87,549      $  314,853
                                                           ---------     ----------      ----------

Other comprehensive income (loss), net of tax:

  Minimum pension liabilities adjustment                      (7,129)       (25,545)            272

  Currency translation adjustment                             51,803         15,073          44,828
                                                           ---------     ----------      ----------

      Total other comprehensive income (loss)                 44,674        (10,472)         45,100
                                                           ---------     ----------      ----------

          Comprehensive income                             $ 110,938     $   77,077      $  359,953
                                                           =========     ==========      ==========




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                                                               Accumulated other
                                                                                                comprehensive
                                                                                Notes            income (loss)
                                                 Additional    Retained      receivable     ------------------------
                                      Common       paid-in      earnings        from         Currency       Pension
                                      stock        capital      (deficit)     affiliates    translation   liabilities     Total
                                    ----------------------------------------------------------------------------------------------
                                    ----------------------------------------------------------------------------------------------

Balance at December 31, 2001           $489      $1,060,157   $ 180,048      $(655,918)     $(199,885)    $ (6,352)    $ 378,539

Net income                               -             -         66,264           -              -            -           66,264
Other comprehensive income
   (loss), net of tax                    -             -           -              -            51,803       (7,129)       44,674
Change in notes receivable
    from affiliates                      -             -           -           (55,154)          -            -          (55,154)
Dividends declared:
  Cash                                   -             -       (120,149)          -              -            -         (120,149)
  Noncash                                -             -       (711,072)       711,072           -            -             -
                                       ----      ----------   ---------      ---------      ---------     --------     ---------

Balance at December 31, 2002            489       1,060,157    (584,909)          -          (148,082)     (13,481)      314,174

Net income                               -             -         87,549           -              -            -           87,549
Other comprehensive income (loss),
   net of tax                            -             -           -                           15,073      (25,545)      (10,472)
Dividends declared:
  Cash                                   -             -         (7,000)          -              -            -           (7,000)
  Noncash                                -             -       (224,900)          -              -            -         (224,900)
                                       ----      ----------   ---------      ---------      ---------     --------     ---------

Balance at December 31, 2003            489       1,060,157    (729,260)          -          (133,009)     (39,026)      159,351

Net income                               -             -        314,853           -              -            -          314,853
Other comprehensive income,
   net of tax                            -             -           -              -            44,828          272        45,100
Issuance of common stock                 -               90        -              -              -            -               90
Cash dividends declared                  -             -        (48,945)          -              -            -          (48,945)
Other                                    -              396        -              -              -            -              396
                                       ----      ----------   ---------      ---------      ---------     --------     ---------

Balance at December 31, 2004           $489      $1,060,643   $(463,352)     $    -         $ (88,181)    $(38,754)    $ 470,845
                                       ====      ==========   =========      =========      =========     ========     =========

          See accompanying notes to consolidated financial statements.





                                      KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Years ended December 31, 2002, 2003 and 2004

                                                  (In thousands)


                                                             2002           2003            2004
                                                             ----           ----            ----

Cash flows from operating activities:
  Net income                                               $  66,264     $  87,549       $ 314,853
  Depreciation and amortization                               32,152        39,421          44,053
  Noncash interest income from affiliates                    (20,629)            -               -
  Noncash interest expense                                       932         2,197           2,375
  Deferred income taxes                                       10,755        36,489        (263,314)
  Minority interest                                               55            72              53
  Net loss from disposition of
      property and equipment                                     625           480           1,120
  Pension cost, net                                           (1,866)       (5,792)         (2,986)
  Other postretirement benefits, net                          (1,250)       (1,032)           (151)
  Distributions from TiO2 manufacturing
    joint venture, net                                         7,950           875           8,600
  Other, net                                                   2,304         1,016           2,858
  Change in assets and liabilities:
    Accounts and other receivable                              5,547         1,264         (21,813)
    Inventories                                               42,249       (26,041)         48,237
    Prepaid expenses                                             882         1,494            (478)
    Accounts payable and accrued liabilities                 (27,353)        9,478             862
    Income taxes                                              (2,239)      (38,706)         24,699
    Accounts with affiliates                                  (4,440)        1,920          (5,771)
    Other noncurrent assets                                       74        (3,919)         (1,103)
    Other noncurrent liabilities                                (866)          916          (1,089)
                                                           ---------     ---------       ---------

             Net cash provided by operating activities       111,146       107,681         151,005
                                                           ---------     ---------       ---------

Cash flows from investing activities:
  Capital expenditures                                       (32,571)      (35,245)        (39,295)
  Purchase of interest in subsidiary                            -             -               (575)
    Change in restricted cash equivalents and restricted
       marketable debt securities, net                        (2,891)         (554)            (70)
    Proceeds from disposition of property and equipment          864           381              99
                                                           ---------     ---------       ---------

             Net cash used by investing activities           (34,598)      (35,418)        (39,841)
                                                           ---------     ---------       ---------



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003            2004
                                                             ----           ----            ----


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                             $ 335,768     $  16,106       $ 241,648
    Principal payments                                       (84,814)      (46,006)       (100,073)
    Deferred financing fees                                  (10,706)         -             (1,989)
  Dividends paid                                            (120,149)       (7,000)        (48,945)
  Loans from affiliates:
    Loans                                                     44,600         8,000            -
    Repayments                                              (194,000)      (52,600)       (200,000)
  Other capital transactions with affiliates, net            (64,600)       19,700            -
  Other, net                                                     (11)          (14)            609
                                                           ---------     ---------       ---------

            Net cash used by financing activities            (93,912)      (61,814)       (108,750)
                                                           ---------     ---------       ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities              (17,364)       10,449           2,414
  Currency translation                                         3,332         4,742           2,500
                                                           ---------     ---------       ---------

                                                             (14,032)       15,191           4,914

   Balance at beginning of year                               54,717        40,685          55,876
                                                           ---------     ---------       ---------

   Balance at end of year                                  $  40,685     $  55,876       $  60,790
                                                           =========     =========       =========

Supplemental disclosures - cash paid (received) for:
    Interest                                               $  33,169     $  30,152       $  49,206
    Income taxes                                              17,369         1,597         (23,657)


          See accompanying notes to consolidated financial statements.


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:

     Organization and basis of presentation. At December 31, 2004, (i) Valhi, Inc (NYSE:VHI) directly and through a wholly-owned subsidiary held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 37% of Kronos' common stock, (ii) Valhi and its wholly-owned subsidiary owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. On December 8, 2003, NL completed a recaptialization and a pro-rata distribution to its stockholders of approximately 48.8% of Kronos' common stock (including Valhi and its wholly-owned subsidiary). Stockholders of NL received one share of Kronos common stock for every two shares of NL held. Immediately prior to NL's distribution of shares of Kronos' common stock, the Company distributed a $200 million dividend to NL in the form of a long-term note payable. See Note 10.

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

     Principles of consolidation. The consolidated financial statements include the accounts of Kronos and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Minority interest relates to the Company's majority-owned subsidiary in France, which conducts the Company's marketing and sales activities in that country. During 2004, the Company increased its ownership interest by approximately 5% to 99% in such subsidiary by acquiring shares of such subsidiary previously held by certain of its other stockholders for an aggregate of $575,000.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently.

     In 2002, a $6.3 million currency transaction gain is classified as a component of other income (expense) in the accompanying Consolidated Statement of Income. Such gain related to the extinguishment of certain intercompany indebtedness of NL. Prior to June 28, 2002, Kronos International, Inc. ("KII"), a wholly-owned subsidiary of the Company which conducts the Company's operations in Europe, had certain intercompany indebtedness payable to Kronos, a portion of which was denominated in U.S. dollars, and a portion of which was denominated in euros. Through June 19, 2002, such intercompany indebtedness was deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future, and in accordance with GAAP, the foreign currency transaction gains and losses related to such intercompany indebtedness were not recognized in net income, but instead were reported as part of accumulated other comprehensive income. On June 19, 2002, when the purchase agreement was entered into in connection with KII's 2002 issuance of the KII Senior Secured Notes discussed in Note 8, the expectation that such intercompany indebtedness was of a long-term nature was no longer applicable, as KII had stated that it intended to use a portion of the net proceeds of such offering to repay such intercompany indebtedness owed to Kronos. Accordingly, from the time period of June 19, 2002 (the date the purchase agreement related to KII Senior Secured Notes was executed) until June 28, 2002 (the closing date for the 2002 issuance of the KII Senior Secured Note offering, and the date such intercompany indebtedness was repaid), the foreign currency transaction gains and losses related to such intercompany indebtedness during such time period, which aggregated a net gain of $6.3 million, was recognized in net income in accordance with GAAP.

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999.

     Cash and cash equivalents. Cash equivalents include bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less.

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities, and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.6 million and $2.9 million at December 31, 2003 and 2004, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

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

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, was $6.3 million and $5.4 million at December 31, 2003 and 2004, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2002, 2003 or 2004.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced assessing impairment of property and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which among other things provided certain implementation guidance in relation to prior GAAP. See Note 18.

     Long-term debt. Long-term debt is stated net of any unamortized original issue premium or discount. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness, all included in interest expense, is computed by the interest method over the term of the applicable issue.

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 14.

     Income taxes. Prior to December 2003, Kronos and its qualifying subsidiaries were members of NL's consolidated U.S. federal income tax group (the "NL Tax Group"), and the NL Tax Group was included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the NL Tax Group, the Company is a party to a tax sharing agreement (the "NL Tax Agreement"). As a member of the Contran Tax Group, NL was a party to a separate tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL and its qualifying subsidiaries, including Kronos, compute provisions for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the NL Tax Agreement and using the tax elections made by Contran, Kronos made payments to or received payments from NL in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of NL's consolidated tax group but instead was a separate taxpayer. Refunds are limited to amounts previously paid under the NL Tax Agreement. The Company made net payments to NL under the terms of the NL Tax Agreement of $5.3 million in 2002 and $10.7 million in 2003, and received $1.2 million from NL in 2004. See Note 13.

     Effective December 2003, following NL's distribution of 48.8% of the outstanding shares of Kronos common stock to NL stockholders, Kronos and its qualifying subsidiaries ceased being members of the NL Tax Group, but Kronos and its qualifying subsidiaries remained as members of the Contran Tax Group. Kronos entered into a new tax sharing agreement with Valhi and Contran, which contains similar terms to the NL Tax Agreement. The Company made net payments to Valhi of $.3 million in 2004 related to such tax agreement. Kronos is also included in Contran's consolidated unitary state income tax returns in certain qualifying U.S. jurisdictions. The terms of the Contran Tax Agreement also apply to state tax payments in these jurisdictions.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $610 million at December 31, 2003 and $638 million at December 31, 2004. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria.

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

     Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $51 million in 2002, $63 million in 2003 and $70 million in 2004. Advertising costs are expensed as incurred and were $1 million in each of 2002, 2003 and 2004. Research, development and certain sales technical support costs are expensed as incurred and approximated $6 million in 2002, $7 million in 2003 and $8 million in 2004.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was $2.3 million in 2002, $1.0 million in 2003 and $2.8 million in 2004.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2002, 2003 and 2004 if the Company had applied the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                          (In millions, except
                                                          per share amounts)

Net income as reported                           $ 66.3          $  87.5         $ 314.9

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                     1.5               .7             1.8
  Stock-based employee compensation expense
   determined under SFAS No. 123                    (.7)             (.3)            (.1)
                                                 ------          -------         -------

Pro forma net income                             $ 67.1          $  87.9         $ 316.6
                                                 ======          =======         =======

Basic and diluted earnings per share:
  As reported                                    $ 1.35          $  1.79         $  6.43
  Pro forma                                      $ 1.37          $  1.80         $  6.47


Note 2 - Geographic information:

     The Company's operations are associated with the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2003 and 2004, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $193 million and $293 million, respectively.

     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.




                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands)
       Geographic areas

Net sales - point of origin:
    Germany                                    $  404,299      $  510,105      $  576,138
    United States                                 291,823         310,694         449,351
    Canada                                        157,773         173,297         170,309
    Belgium                                       123,760         150,728         186,445
    Norway                                        111,811         131,457         144,492
    Other                                          89,560         110,358         124,784
    Eliminations                                 (303,838)       (378,462)       (522,919)
                                               ----------      ----------      ----------

                                               $  875,188      $1,008,177      $1,128,600
                                               ==========      ==========      ==========

Net sales - point of destination:
    Europe                                     $  456,834      $  567,496      $  666,701
    United States                                 271,865         296,643         315,867
    Canada                                         53,371          53,170          47,643
    Latin America                                  19,970          15,920          24,915
    Asia                                           47,549          49,020          47,261
    Other                                          25,599          25,928          26,213
                                               ----------      ----------      ----------

                                               $  875,188      $1,008,177      $1,128,600
                                               ==========      ==========      ==========

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Identifiable assets -
  net property and equipment:
      Germany                                     $ 252,411           $ 269,922
      Canada                                         63,623              68,048
      Belgium                                        64,895              68,314
      Norway                                         50,811              57,808
      Other                                           3,227               2,798
                                                  ---------           ---------

                                                  $ 434,967           $ 466,890
                                                  =========           =========

Note 3 - Accounts and other receivables:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Trade receivables                                 $ 146,971           $ 176,332
Insurance claims                                         58                  32
Recoverable VAT and other receivables                12,103              16,332
Allowance for doubtful accounts                      (2,920)             (2,377)
                                                  ---------           ---------

                                                  $ 156,212           $ 190,319
                                                  =========           =========

Note 4 - Inventories

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Raw materials                                     $  61,959           $  45,962
Work in progress                                     19,855              16,612
Finished products                                   147,270             130,385
Supplies                                             36,936              40,899
                                                  ---------           ---------

                                                  $ 266,020           $ 233,858
                                                  =========           =========

Note 5 - Other noncurrent assets:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Deferred financing costs, net                     $  10,417           $  10,921
Restricted marketable debt securities                 2,586               2,877
Unrecognized net pension obligation                  13,747              13,518
Other                                                 1,290               5,024
                                                  ---------           ---------

                                                  $  28,040           $  32,340
                                                  =========           =========

Note 6 - Investment in TiO2 manufacturing joint venture:

     Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Americas Inc. ("Tioxide"), a wholly-owned subsidiary of Huntsman Holdings LLC, which through its subsidiaries, is wholly-owned by Huntsman Holdings LLC. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

     KLA and Tioxide are both required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, the Company reports no equity in earnings of LPC. Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated
Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $8.0 million in 2002, $.9 million in 2003 and $8.6 million in 2004 are stated net of contributions of $14.2 million in 2002, $13.1 million in 2003 and $15.6 million in 2004.

     LPC made net cash distributions of $15.9 million in 2002, $1.8 million in 2003 and $17.2 million in 2004, equally split between the partners.

Summary balance sheets of LPC are shown below:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)
           ASSETS
Current assets                                    $  57,028           $  58,121
Property and equipment, net                         226,971             211,721
                                                  ---------           ---------

                                                  $ 283,999           $ 269,842
                                                  =========           =========

   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current              $  23,229           $  26,590
Partners' equity                                    260,770             243,252
                                                  ---------           ---------

                                                  $ 283,999           $ 269,842
                                                  =========           =========

     Summary income statements of LPC are shown below:

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands)

Revenues and other income:
  Kronos                                       $   92,428      $  101,293      $  104,849
  Tioxide                                          93,833         101,619         105,543
  Interest                                             53              73              54
                                               ----------      ----------      ----------

                                                  186,314         202,985         210,446
                                               ----------      ----------      ----------
Cost and expenses:
  Cost of sales                                   185,946         201,947         209,983
  General and administrative                          368             398             463
                                               ----------      ----------      ----------

                                                  186,314         202,345         210,446
                                               ----------      ----------      ----------
Net income from continuing operations                -                640            -
Cumulative effect of change in
  accounting principles                              -               (640)           -
                                               ----------      ----------      ----------

    Net income                                 $     -         $     -         $     -
                                               ==========      ==========      ==========

Note 7 -       Accounts payable and accrued liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

     Accounts payable                             $  97,446           $  91,713
     Employee benefits                               31,732              36,861
     Other                                           37,486              41,435
                                                  ---------           ---------

                                                  $ 166,664           $ 170,009
                                                  =========           =========


Note 8 - Long-term debt:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)


 Kronos International, Inc. and subsidiaries:
   8.875% Senior Secured Notes                    $  356,136          $ 519,225
   Bank credit facility                                    -             13,622
   Other                                                 603                348
                                                  ---------           ---------

                                                    356,739             533,195
   Less current maturities                              288              13,792
                                                  ---------           ---------

                                                  $ 356,451           $ 519,403
                                                  =========           =========

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009, and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII Senior Secured Notes (collectively the "Notes"). The Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2004, the estimated market price of the Notes was approximately euro 1,075 per euro 1,000 principal amount (2003 - euro 1,000 per euro 1,000 principal amount). At December 31, 2004, the carrying amount of the Notes includes euro 6.2 million ($8.4 million) of unamortized premium associated with the November 2004 issuance.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway (collectively, the "Borrowers") entered into a euro 80 million secured revolving bank credit facility that matures in June 2005 ("European Credit Facility"). Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million. The European Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The European Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the Borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the Borrowers, KII and its other subsidiaries. At December 31, 2004, euro 10 million ($13.6 million) was outstanding under the European Credit Facility at an interest rate of 3.85%, and the equivalent of $92.6 million was available for additional borrowing by the subsidiaries.

     In September 2002, certain of the Company's U.S. subsidiaries entered into a $50 million revolving credit facility (nil outstanding at December 31, 2004) that matures in September 2005 ("U.S. Credit Facility"). The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate. The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2004, no amounts were outstanding and $38 million was available for borrowing under the facility.

     In January 2004, Kronos' Canadian subsidiary entered into a new Cdn. $30 million revolving credit facility that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR. The facility contains certain restrictive covenants which, among other things, restricts the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2004, no amounts were outstanding and the equivalent of $8 million was available for borrowing under the facility.

     Under the cross-default provisions of the Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under the European Credit Facility may be accelerated prior to their stated maturity if the Borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the U.S. Credit Facility, any outstanding borrowing under such facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos. The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event any of these cross-default or change-of-control provisions become applicable, and such indebtedness is accelerated, Kronos would be required to repay such indebtedness prior to their stated maturity.

     Aggregate maturities of long-term debt at December 31, 2004 are shown in the table below.

 Years ending December 31,                    Amount
 -------------------------                --------------
                                          (In thousands)

   2005                                     $  13,792
   2006                                           159
   2007                                            19
   2008                                             -
   2009                                       519,225
   20010 and thereafter                          -
                                            ---------

                                            $ 533,195
                                            =========

     Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2004, the restricted net assets of consolidated subsidiaries approximated $158 million. At December 31, 2004, there were no restrictions on the Company's ability to pay dividends.

Note 9 - Other noncurrent liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Insurance claims and expenses                    $   1,673           $   1,927
 Employee benefits                                    4,849               5,107
 Asset retirement obligations                           766                 958
 Other                                                7,439               9,415
                                                  ---------           ---------

                                                  $  14,727           $  17,407
                                                  =========           =========

     The asset retirement obligations are discussed in Note 18.

Note 10 - Notes and payable to affiliates:

     Notes payable to affiliates. In December 2003, immediately prior to NL's distribution of approximately 48.8% of the outstanding shares of Kronos' common stock to NL stockholders, the Company distributed a $200 million dividend to NL in the form of a long-term note payable. The $200 million long-term note payable to NL was unsecured and bore interest at 9% per annum, with interest payable quarterly and all principal due in 2010.

     On September 24, 2004, NL completed the acquisition of the shares of common stock of CompX International, Inc. previously held by Valhi and Valcor, Inc., a wholly-owned subsidiary of Valhi. The purchase price for these shares was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's $200 million long-term note receivable from Kronos. In October 2004, Valcor distributed its note receivable from Kronos to Valhi, and subsequently Kronos prepaid $100.0 million on the note payable to Valhi principally using available cash on hand. In December 2004 all remaining balances due to NL, Valhi and Valcor were prepaid and the related notes were canceled.

     In 2003, the Company repaid all amounts outstanding under the terms of a prior $55 million revolving credit facility with NL Environmental Management Services, Inc. ("EMS"), a majority-owned subsidiary of NL and the revolving credit agreement with EMS was terminated on June 30, 2003.

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




                                                                           Amount      Weighted-
                                                           Exercise       payable      average
                                                          price per         upon       exercise
                                                Shares      share         exercise      price
                                                ------    ----------      --------    ----------
                                                     (In thousands, except per share amounts)

Outstanding at December 31, 2001                  851   $ 5.00-21.97       $13,893     $ 16.33

Exercised                                        (192)    5.00-15.19        (2,715)      14.16
                                                 ----   ------------       -------

Outstanding at December 31, 2002                  659     8.69-21.97        11,178       16.96

Exercised                                         (20)   11.28-11.88          (226)      11.55
Canceled                                          (69)   11.28-20.11        (1,150)      16.67
Adjusted for Kronos common
  stock distribution                               -      8.69-21.97        (4,913)       8.63
                                                 ----   ------------       -------

Outstanding at December 31, 2003                  570     0.06-13.34         4,889        8.58

Exercised                                        (276)    0.06-11.49        (2,222)       8.04
Canceled                                          (61)    3.56-08.63          (370)       6.14
                                                 ----   ------------       -------

Outstanding at December 31, 2004                  233   $ 2.66-13.34       $ 2,297     $  9.86
                                                 ====   ============       =======


     At December 31, 2002,  2003 and 2004 options to purchase  240,400,  351,900 and 117,500 shares, respectively, were exercisable, and options to purchase 75,200 shares become exercisable in 2005. Of the exercisable options, options to purchase 117,500 shares at December 31, 2004 had exercise prices less than NL's December 31, 2004 quoted market price of $22.10 per share. Outstanding options at December 31, 2004 expire at various dates through 2011.

     The following table summarizes NL's stock options outstanding and held by certain employees of the Company, and those which are exercisable as of December 31, 2004 by price range.

                         Options outstanding                                 Options exercisable
---------------------------------------------------------------------   ----------------------------
                                             Weighted-
                                              average       Weighted-                    Weighted-
                            Outstanding      remaining       average     Exercisable      average
        Range of                at          contractual     exercise         at          exercise
     exercise prices         12/31/04          life           price       12/31/04        price
  ---------------------     -----------     ------------   ----------    -----------    -----------

   $ 2.66  -   $ 3.25           8,550            3.8         $  2.74         8,550        $  2.74
          5.63                 60,350            5.0            5.63        25,550           5.63
     9.34  -    13.34         164,200            5.4           11.78        83,400          12.07
                             --------                                     --------

                              233,100            5.4         $  9.86       117,500        $  9.99
                             ========                                     ========

     Long-term incentive compensation plan. Kronos has a long-term incentive compensation plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to 150,000 shares of Kronos common stock may be issued pursuant to this plan. As of December 31, 2004, no options had been granted pursuant to this plan, and 147,000 shares were available for future grants. During the year ended December 31, 2004, an aggregate of 3,000 shares of Kronos common stock were awarded pursuant to this plan to members of the Company's board of directors.

     Dividends. Subsequent to the December 8, 2003 distribution, See Note 1, Kronos paid four quarterly dividends aggregating $1.00 per share in 2004.

     Notes receivable from affiliates - contra equity. Certain prior long-term notes receivable from affiliates were included as a component of equity in accordance with GAAP, as settlement of the affiliate notes receivable balances were not currently contemplated within the foreseeable future. In July 2002 the Company distributed its affiliate notes receivable to NL totaling $711.1 million in the form of a noncash dividend.

     During 2003, NL repaid all amounts outstanding under a prior revolving credit facility with the Company and such facility was terminated in June 2003.

     The Company periodically converted interest receivable from affiliates to notes receivable from affiliates. For the year ended 2002, the interest transferred to notes receivable from affiliates totaled $20.6 million and were nil in 2003 and 2004.

     Cash flows related to such loans made to affiliates included in contra equity are reflected in "Other capital transactions with affiliates, net" in the accompanying Consolidated Statements of Cash Flows.

     Other capital transactions. In December 2004, NL sold certain shares of Kronos common stock in market transactions. Earlier in 2004, and within six months of such sales by NL, Valhi purchased shares of Kronos common stock in market transactions. Pursuant to Section 16(b) of the Securities Exchange Act of 1934, Valhi remitted the short swing profit resulting from these purchases and sales of approximately $600,000 to the Company, which amount, net of taxes, has been recorded by the Company as a capital contribution.

Note 12 - Other income:

                                                Years ended December 31,
                                       -----------------------------------------
                                         2002             2003            2004
                                         ----             ----            ----
                                                     (In thousands)


 Contract dispute settlement            $   -            $   -           $6,289
 Other income                              459              490             426
                                        ------           ------          ------

                                        $  459           $  490          $6,715
                                        ======           ======          ======

     The contract dispute settlement relates to the Company's settlement with a customer. As part of the settlement, the customer agreed to make payments to the Company through 2007 aggregating $7.3 million. The $6.3 million gain recognized in 2004 represents the present value of the future payments to be paid by the customer to the Company. Of such $7.3 million, $1.5 million was paid to Kronos in the second quarter of 2004, $1.75 million is due in each of the second quarter of 2005 and 2006 and $2.25 million is due in the second quarter of 2007. At December 31, 2004, the present value of the remaining amounts due to be paid to Kronos aggregated approximately $5.1 million, of which $1.7 million is included in accounts and other receivables and $3.4 million is included in other noncurrent assets.



Note 13 - Income taxes:

                                                Years ended December 31,
                                       -----------------------------------------
                                         2002             2003            2004
                                         ----             ----            ----
                                                     (In millions)
 Pre-tax income:
   U.S.                                 $ 24.3           $ 13.2         $   3.3
   Non-U.S.                               67.5             86.1            61.2
                                        ------           ------         -------

                                        $ 91.8           $ 99.3         $  64.5
                                        ======           ======         =======

 Expected tax expense, at U.S.
  federal statutory income
  tax rate of 35%                       $ 32.1           $ 34.8         $  22.6
 Non-U.S. tax rates                       (6.7)            (1.1)             .2
 Incremental U.S. tax and rate
  differences on equity in earnings
  of non-tax group companies                .5              1.9             (.1)
 Change in deferred income tax
  valuation allowance, net                (1.8)            (6.7)         (280.7)
 Nondeductible expenses                    2.9              2.8             4.3
 Change in Belgian income tax law         (2.3)              -               -
 U.S. state income taxes, net               -                -               .2
 NL tax contingency reserve
  adjustment, net                           .2             14.8            (3.1)
 Refund of prior year income taxes          -             (38.0)           (2.5)
 Adjustment of prior year taxes             -                -              (.1)
 Other, net                                 .6              3.2             8.8
                                        ------           ------         -------

                                        $ 25.5           $ 11.7         $(250.4)
                                        ======           ======         =======



                                                Years ended December 31,
                                       -----------------------------------------
                                         2002             2003            2004
                                         ----             ----            ----
                                                     (In millions)

 Components of income tax expense
  (benefit):
   Currently payable (refundable):
     U.S. federal and state             $  4.3           $ 10.5         $    .8
     Non-U.S.                             10.4            (35.3)           12.1
                                        ------           ------         -------
                                          14.7            (24.8)           12.9
                                        ------           ------         -------
   Deferred income taxes (benefit):
     U.S. federal and state                5.2             (1.0)           11.4
     Non-U.S.                              5.6             37.5          (274.7)
                                        ------           ------         -------
                                          10.8             36.5          (263.3)
                                        ------           ------         -------

 Comprehensive provision for
  income taxes allocable to:
   Net income                           $ 25.5           $ 11.7         $(250.4)
   Paid in capital                        -                -                 .2
   Other comprehensive income -
     pension liabilities                  (2.9)           (11.3)           (8.3)
                                        ------           ------         -------

                                        $ 22.6           $   .4         $(258.5)
                                        ======           ======         =======

     The components of the net deferred tax liability at December 31, 2003 and 2004, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2003, substantially all of the deferred tax valuation allowance related to tax jurisdictions in Germany.




                                                                     December 31,
                                                  --------------------------------------------------
                                                            2003                      2004
                                                  ------------------------   -----------------------
                                                   Assets      Liabilities   Assets      Liabilities
                                                  -------     ------------   ------      -----------
                                                                      (In millions)
 Tax effect of temporary differences
  related to:
   Inventories                                    $  1.5       $  (4.1)       $  2.0      $  (5.4)
   Property and equipment                           46.0         (62.7)         37.7        (62.4)
   Accrued Postretirement benefits
     other than pension ("OPEB") costs               4.3            -            4.2           -
   Accrued (prepaid) pension cost                   15.9         (33.5)         22.4        (40.4)
   Other accrued liabilities and
     deductible differences                         19.8            -           52.9           -
   Other taxable differences                          -          (71.3)           -         (49.8)
 Investments in subsidiaries and
   affiliates not members of
   the Contran Tax Group                              -             -            1.9           -
 Tax on unremitted earnings of
   non-U.S. subsidiaries                              -           (4.3)           -          (4.5)
 Tax loss and tax credit carryforwards             137.3            -          218.1           -
 Valuation allowance                              (162.7)           -             -            -
                                                  ------       -------        ------      -------
   Adjusted gross deferred tax assets
     (liabilities)                                  62.1        (175.9)        339.2       (162.5)
 Netting of items by tax jurisdiction              (52.7)         52.7         (99.7)        99.7
                                                  ------       -------        ------      -------
                                                     9.4        (123.2)        239.5        (62.8)
 Less net current deferred tax
   asset (liability)                                 2.8          (3.4)          1.2         (2.7)
                                                  ------       -------        ------      -------

     Net noncurrent deferred tax asset
      (liability)                                 $  6.6       $(119.8)       $238.3      $ (60.1)
                                                  ======       =======        ======      =======

                                                             Years ended December 31,
                                                    -----------------------------------------
                                                     2002             2003            2004
                                                     ----             ----            ----
                                                                 (In millions)

Increase (decrease) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria      $(1.8)         $  (6.7)         $(280.7)
  Foreign currency translation                       21.6             28.2             (3.0)
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                               12.2            (12.5)           121.0
                                                    -----          -------          -------

                                                    $32.0          $   9.0          $(162.7)
                                                    =====          =======          =======

     A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.3 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgian temporary differences.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. KII and the Company's German operating subsidiary were required to file amended tax returns with the German tax authorities in order to receive its refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net funds in its 2003 results of operations. For the year ended December 31, 2004, the Company recognized a net refund of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amount. Through December 2004, KII and its German operating subsidiary had received net refunds of euro 35.6 million ($44.7 million when received). All refunds relating to the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company received euro 21.5 million ($24.6 million) in 2003.

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including interest, of approximately euro 6 million ($8 million at December 31, 2004). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($13 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response.

o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2004) relating to the years 1998 to 2000. The Company has objected to this proposed assessment.

o The Company has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies of Cdn. $11.4 million ($7.7 million). The Company is in the process of filing a protest and believes a significant portion of the assessment is without merit.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII, principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. KII had generated positive taxable income in Germany for both German corporate and trade tax purposes since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters. However, offsetting this positive evidence was the fact that prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of the uncertainty caused by this negative evidence, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed at that time that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then-current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any positive evidence to indicate that the downward trend would improve. If the price trend continued downward throughout all of 2004 (which was a possibility given Kronos' prior experience), Kronos would likely have a taxable loss in Germany for 2004. If the downward trend in prices had abated, ceased, or reversed at some point during 2004, then Kronos would likely have taxable income in Germany during 2004. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria and that it would not be appropriate to reverse the deferred income tax asset valuation allowance, given the likelihood that Kronos would generate a taxable loss in Germany during 2004. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believed its selling prices would continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. The fact that Kronos' selling prices started to increase during the second quarter of 2004, combined with the fact that Kronos and its competitors had announced additional price increases (which based on past experience indicated to Kronos that some portion of the additional price increases would be realized in the marketplace), provided additional positive evidence that was not present at December 31, 2003. Consequently, Kronos' revised projections now reflected taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, including the fact that (i) KII had generated positive taxable income in Germany since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters, (ii) Kronos was now projecting positive taxable income in Germany for 2004 and 2005 and (iii) the German net operating loss carryforwards have no expiration date, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now met the "more-likely-than-not" recognition criteria, and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, Kronos believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given the number of years for which Kronos has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when KII had a significantly higher level of outstanding indebtednesss than it currently has outstanding, and the fact that the net operating loss carryforwards have no expiration date, Kronos concluded it was now appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards because the benefit of such operating loss carryforwards now meet the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting from income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, Kronos has recognized a $280.7 million income tax benefit in 2004 related to the complete reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $280.7 million, (i) $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, (ii) $268.6 million relates to the valuation allowance reversal recognized as of June 30, 2004 and (iii) $3.4 million relates to the valuation allowance reversal recognized during the last six months of 2004.

     At December 31, 2004, Kronos had the equivalent of $671 million and $232 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. The Company is still studying the new law, including the technical provisions related to the two complex provisions noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not definitively determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction. If the Company determines it qualifies for the special deduction, the tax benefit of such special deduction would be recognized in the period earned. With respect to the special dividends received deduction for certain dividends received from controlled foreign corporations, the Company will likely not be able to complete its evaluation of whether it would benefit from the special dividends received deduction until sometime after the U.S. government has issued clarifying regulations regarding this provision of the Act, the timing for the issuance of which is not known. The aggregate amount of unremitted earnings that is potentially subject to the special dividends received deduction is approximately $638 million at December 31, 2004. The Company is unable to reasonably estimate a range of income tax effects if such unremitted earnings would be repatriated and become eligible for the special dividends received deduction, as the calculation would be extremely complex.

Note 14 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2004, the Company currently expects to contribute the equivalent of approximately $9 million to all of its defined benefit pension plans during 2005.

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. The Company uses a September 30th measurement date for its defined benefit pension plans.




                                                                Years ended December 31,
                                                               -------------------------
                                                                 2003              2004
                                                                 ----              ----
                                                                     (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year               $ 254,459        $ 325,960
   Service cost                                                   5,127            6,758
   Interest cost                                                 15,373           17,403
   Participant contributions                                      1,346            1,409
   Plan amendments                                                3,200                -
   Actuarial losses                                              21,919            5,176
   Change in foreign exchange rates                              42,770           30,163
   Benefits paid                                                (18,234)         (18,006)
                                                              ---------        ---------

       Benefit obligations at end of the year                 $ 325,960        $ 368,863
                                                              =========        =========

 Change in plan assets:
   Fair value of plan assets at beginning of the year         $ 189,936        $ 203,284
   Actual return on plan assets                                 (10,249)          19,126
   Employer contributions                                        13,586           17,089
   Participant contributions                                      1,346            1,409
   Change in foreign exchange rates                              26,899           19,571
   Benefits paid                                                (18,234)         (18,006)
                                                              ---------        ---------

       Fair value of plan assets at end of year               $ 203,284        $ 242,473
                                                              =========        =========

 Funded status at end of the year:
   Plan assets less than PBO                                  $(122,676)       $(126,390)
   Unrecognized actuarial losses                                115,807          125,221
   Unrecognized prior service cost                                8,566            8,757
   Unrecognized net transition obligations                        5,275            5,019
                                                              ---------        ---------

                                                               $  6,972        $  12,607
                                                              =========        =========
 Amounts recognized in the balance sheet:
   Unrecognized net pension obligations                        $ 13,747        $  13,518
   Accrued pension costs:
     Current                                                     (7,987)          (8,696)
     Noncurrent                                                 (68,161)         (61,375)
   Accumulated other comprehensive income                        69,373           69,160
                                                              ---------        ---------

                                                               $  6,972        $  12,607
                                                              =========        =========

                                                            Years ended December 31,
                                                   -----------------------------------------
                                                     2002             2003            2004
                                                     ----             ----            ----
                                                                (In thousands)

 Net periodic pension cost:
   Service cost benefits                          $  4,278         $  5,127        $  6,758
   Interest cost on PBO                             13,641           15,373          17,403
   Expected return on plan assets                  (12,778)         (14,529)        (15,240)
   Amortization of prior service cost                  307              354             569
   Amortization of net transition obligations          570              793             657
   Recognized actuarial losses                       1,126            1,245           3,015
                                                  --------         --------        --------

                                                  $  7,144         $  8,363        $ 13,162
                                                  ========         ========        ========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2003 and 2004 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.




                                                                  December 31,
                                                           ------------------------
                                                           2003                2004
                                                           ----                ----

Discount rate                                              5.5%                5.2%
Increase in future compensation levels                     2.8%                2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2002, 2003 and 2004 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

                                                                   December 31,
                                                     ----------------------------------------
                                                     2002              2003              2004
                                                     ----              ----              ----

Discount rate                                        6.2%              5.9%              5.5%
Increase in future compensation levels               2.8%              2.6%              2.8%
Long-term return on plan assets                      7.5%              7.2%              7.1%

     As of December 31, 2004, the accumulated benefit obligations for all defined benefit pension plans was approximately $317 million (2003 - $290 million). At December 31, 2004, the projected benefit obligations for all defined benefit pension plans was comprised of $14 million related to U.S. plans and $355 million related to non-U.S. plans (2003 - $13 million and $313 million, respectively).

     At December 31, 2004, the fair value of plan assets for all defined benefit pension plans was comprised of $13 million related to U.S. plans and $230 million related to non-U.S. plans (2003 - $11 million and $192 million, respectively).

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2003 and 2004, 96% and 95%, respectively, of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                                  December 31,
                                                           ------------------------
                                                           2003                2004
                                                           ----                ----
                                                                (In thousands)

   Projected benefit obligation                          $325,960            $368,863
   Accumulated benefit obligation                         290,287             316,602
   Fair value of plan assets:
     U.S. plans                                            10,866              12,694
     Non U.S. plans                                       192,418             229,779

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2004 was 23% to equity managers, 48% to fixed income managers and 29% to real estate.

o In Canada, the Company currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2004 was 60% to equity managers and 40% to fixed income managers.

o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers, 62% to fixed income managers and the remainder primarily to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6.5% and 2.5%, respectively. The current plan asset allocation at December 31, 2004 was 16% to equity managers, 64% to fixed income managers and the remainder primarily to cash and liquid investments.

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     At December 31, 2003 and 2004, all of the assets attributable to U.S. plans were invested in The Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

     At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments. At December 31, 2003, the asset mix of CMRT was 63% in U.S. equity securities, 24% in U.S. fixed income securities, 7% in international equity securities and 6% in cash and other investments.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold C. Simmons. Mr. Harold Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. For the year ended December 31, 2004, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 17-year history of the CMRT from its inception in 1987 through December 31, 2004, the average annual rate of return has been 13%.

     The Company expects future benefits paid from all defined benefit pension plans are as follows:

                                                          Amount
 Years ending December 31,                            (In thousands)
 -------------------------                            --------------

     2005                                                $ 18,232
     2006                                                  19,718
     2007                                                  18,842
     2008                                                  20,766
     2009                                                  19,667
     2010 to 2014                                         109,731


     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $.4 million in 2002, $.5 million in 2003 and $.4 million in 2004.

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

     The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2004, the expected rate of increase in future healthcare costs is 8% to 9% in 2005, declining to 5.5% in 2009 and thereafter for U.S. plans and declining to 5% in 2008 and thereafter for Canadian plans. (In 2003, the expected rate of increase in future healthcare costs ranged from 8% to 10% in 2004 declining to 5.5% in 2009 and thereafter.) If the healthcare cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.1 million (decreased by $.1 million) in 2004, and the actuarial present value of accumulated OPEB obligations at December 31, 2004 would have increased by $1.1 million (decreased by $.9 million). At December 31, 2004, the Company currently expects to contribute the equivalent of approximately $800,000 to all of its OPEB plans during 2005, and aggregate benefit payments to OPEB plan participants are expected to be the equivalent of approximately $800,000 in 2005, $700,000 in each of 2006, 2007 and 2008, $600,000 in 2009 and $2.6 million during 2010 through 2014.





                                                                Years ended December 31,
                                                               -------------------------
                                                                 2003              2004
                                                                 ----              ----
                                                                     (In thousands)

 Change in accumulated OPEB obligations:
   Obligations at beginning of the year                        $  10,533        $  12,661
   Service cost                                                      152              232
   Interest cost                                                     684              724
   Actuarial losses (gains)                                        1,434           (1,215)
   Plan amendments                                                     -           (1,318)
   Change in foreign exchange rates                                  772              411
   Benefits paid - Company funds                                    (914)            (975)
                                                               ---------        ---------

   Obligations at end of the year                              $  12,661        $  10,520
                                                               =========        =========

 Change in plan assets:
   Employer contributions                                      $     914        $     975
   Benefits paid                                                    (914)            (975)
                                                               ---------        ---------

   Fair value of plan assets at end of the year                $    -           $    -
                                                               =========        =========

 Funded status at end of the year:
   Plan assets less than benefit obligations                   $ (12,661)       $ (10,520)
   Unrecognized net actuarial losses                               1,356              143
   Unrecognized prior service credit                              (1,170)          (1,850)
                                                               ---------        ---------

                                                               $ (12,475)       $ (12,227)
                                                               =========        =========

 Accrued OPEB costs recognized in the balance sheet:
   Current                                                     $   1,299        $     939
   Noncurrent                                                     11,176           11,288
                                                               ---------        ---------

                                                               $  12,475        $  12,227
                                                               =========        =========


                                                            Years ended December 31,
                                                   -----------------------------------------
                                                     2002             2003            2004
                                                     ----             ----            ----
                                                                (In thousands)

 Net periodic OPEB cost (credit):
   Service cost                                    $   103          $   152        $   232
   Interest cost                                       660              684            724
   Amortization of prior service credit             (1,055)          (1,055)          (638)
   Recognized actuarial losses                          27               86            137
                                                   -------          -------        -------

                                                   $  (265)         $  (133)       $   455
                                                   =======          =======        =======



     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2004 was 5.7% (2003 - 5.9%). Such weighted average rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2004 was 5.9% (2003 - 6.5%; 2002 - 7.0%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of assumed rate of return on plan assets also does not have a material affect on the net periodic OPEB cost as there were no plan assets as of December 31, 2003 or 2004.

     As of December 31, 2004, the accumulated OPEB obligations for all OPEB plans was approximately $10.5 million (2003 - $12.7 million). At December 31, 2004, the accumulated OPEB obligations for all OPEB plans was comprised of $5.1 million related to U.S. plans and $5.4 million related to the Company's Canadian plans (2003 - $7.1 million and $5.6 million, respectively). The Company uses a September 30th measurement date for their OPEB plans.

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

     Current receivables from and payables to affiliates are summarized in the table below.




                                                                       December 31,
                                                               -------------------------
                                                                 2003              2004
                                                                 ----              ----
                                                                     (In thousands)
 Current receivables from affiliate:
   NL:
    Income taxes                                               $ 1,209          $  -
    Other                                                         -                  16
                                                               -------          -------

                                                               $ 1,209          $    16
                                                               =======          =======

 Current payables to affiliates:
     NL                                                        $   359          $  -
     Income taxes payable to Valhi                                   -              387
     LPC                                                         8,560            8,844
                                                               -------          -------

                                                               $ 8,919          $ 9,231
                                                               =======          =======

     Amounts payable to LPC are generally for the purchase of TiO2 (see Note 6) and amounts payable to NL principally related to accrued interest on affiliate loans. Purchases of TiO2 from LPC were $92.4 million in 2002, $101.3 million in 2003 and $104.8 million in 2004.

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

     Interest income on all loans to related parties, including amounts discussed in Notes 10 and 11, was $20.8 million in 2002 and $.7 million in 2003 and nil in 2004. Interest expense on all loans from related parties, including amounts discussed in Note 10, was $12.3 million in 2002, $1.9 million in 2003 and $15.2 million in 2004.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran and NL, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The net ISA fee charged to the Company was $3.7 million in each of 2002 and 2003 and $4.4 million in 2004.

     Tall Pines Insurance Company, Valmont Insurance Company (which merged into Tall Pines in December 2004, with Tall Pines surviving the merger) and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid to Tall Pines, Valmont and EWI by the Company and its joint venture were $10.1 million in 2002, $7.2 million in 2003 and $7.7 million in 2004. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, Valmont and EWI. The Company expects that these relationships with Tall Pines and EWI will continue in 2005.

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

     In January 2002, the Company acquired EWI for an aggregate purchase price of $9.2 million. An entity contolled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly-owned subsidiary of Contran owned the remainder of EWI. In June 2003 the Company distributed EWI to NL in the form of a noncash dividend. The Company accounted for the distribution of EWI to NL as a change in accounting entity, and accordingly the Company's consolidated financial statements have been retroactively restated to exclude the assets, liabilities, results of operations and cash flows of EWI for all periods presented since the January 2002 acquisiton. Reflected as part of "other capital transactions with affiliates, net" in the accompanying Consolidated Statements of Cash Flows is such $9.2 million purchase price.

Note 16 - Commitments and contingencies:

     Environmental matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

     Litigation matters. Kronos' Belgian subsidiary and certain of its employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at the Company's Belgian facility in 2000. In May 2004, the court ruled and, among other things, imposed a fine of euro 200,000 against Kronos and fines aggregating less than euro 40,000 against various Kronos employees. Kronos and the individual employees have appealed the ruling.

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses.

     Kronos currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Concentrations of credit risk. Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 25% of net sales in each of the last three years. By volume, approximately one-half of the Company's TiO2 sales were to Europe in each of the past three years and approximately 39% of sales in 2002, 40% in 2003 and 38% in 2004 were attributable to North America.

     At December 31, 2004, consolidated cash, cash equivalents and restricted cash includes $38.1 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2003 - $13.7 million).

     Capital expenditures. At December 31, 2004 the estimated cost to complete capital projects in process approximated $6.7 million.

     Long-term contracts. The Company has long-term supply contracts that provide for the Company's TiO2 feedstock requirements through 2009. The agreements require the Company to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $525 million at December 31, 2004.

     Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict ownership and use of the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $10 million in 2002, $12 million in 2003 and $11 million in 2004. At December 31, 2004, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

 Years ending December 31,                                Amount
 -------------------------                            --------------
                                                      (In thousands)

   2005                                                  $ 4,759
   2006                                                    3,359
   2007                                                    2,968
   2008                                                    2,524
   2009                                                    1,961
   2010 and thereafter                                    21,133
                                                         -------

                                                         $36,704
                                                         =======

     Approximately $25.3 million of the $36.7 million aggregate future minimum rental commitments at December 31, 2004 relates to the Company's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2004.

Note 17 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                     December 31,                December 31,
                                                         2003                        2004
                                              --------------------------   -------------------------
                                                Carrying        Fair         Carrying       Fair
                                                 amount        value          amount        value
                                               ----------    ----------     ----------   ----------
                                                                  (In millions)
Cash, cash equivalents, restricted
   cash and noncurrent restricted
   marketable debt securities                   $  59.8       $   59.8        $ 65.2      $   65.2

Notes payable and long-term debt:
  Fixed rate with market quotes -
    8.875% Senior Secured Notes                 $ 356.1       $  356.1        $519.2      $  549.1
  Variable rate debt                            $   -         $     -         $ 13.6      $   13.6
  Other fixed rate debt                         $    .6       $     .6        $   .4      $     .4
  Note payable to affiliate                     $ 200.0            *          $   -       $     -
Common stockholders' equity                     $ 159.4       $1,086.5        $470.8      $1,994.6

____________________________________

* Due to the related party nature of the Company's long-term note payable to NL, it is not practicable, without incurring substantial cost, to estimate the fair value of such indebtedness.

     Fair value of the Company's restricted marketable debt securities, the Notes and the fair value of the Company's common stockholders' equity, are based upon quoted market prices at each balance sheet date.

     At December 31, 2003, the Company had entered into a short-term currency forward contract maturing January 2, 2004 to exchange an aggregate of euro 40 million for an equivalent amount of U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency contract was not material at December 31, 2003. The Company held no other significant derivative financial instruments at December 31, 2003 or 2004. See Note 1.

Note 18 - Accounting principles newly adopted in 2002, 2003 and 2004:

     Impairment of long-lived assets. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of prior GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company.

     Asset retirement obligations. The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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




                                                                              Amount
                                                                             --------
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
                                                                              =====

     The increase in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000) and to December 31, 2004 ($1 million)
is due primarily to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of sales in the accompanying Consolidated Statements of Income, approximated $100,000 for each of the years ended December 31, 2003 and 2004.

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

     Costs associated with exit or disposal activities. The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," on January 1, 2003 for exit or disposal activities initiated on or after that date. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under prior GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The effect of adopting SFAS No. 146 as of January 1, 2003 was not material as the Company was not involved in any exit or disposal activities covered by the scope of the new standard as of such date.

     Variable interest entities. The Company complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require the Company to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.




Note 19 -         Quarterly results of operations (unaudited):

                                                                  Quarter ended
                                              ------------------------------------------------------
                                              March 31         June 30       Sept. 30        Dec. 31
                                              --------         -------       --------        -------
                                                          (In millions, except per share data)

 Year ended December 31, 2003
   Net sales                                   $253.0          $ 266.6        $242.9          $245.7
   Cost of sales                                188.4            197.6         177.4           175.8
     Net income                                $ 16.7          $  41.8        $ 15.9          $ 13.1

 Basic and diluted earnings
   per common share                            $  .34          $   .85        $  .33          $  .27

 Year ended December 31, 2004
   Net sales                                   $263.3          $ 295.8        $286.0          $283.5
   Cost of sales                                202.2            227.5         219.4           217.2
     Net income                                $  9.8          $ 284.8        $ 10.1          $ 10.2

 Basic and diluted earnings per common share   $  .20          $  5.82        $  .21          $  .21

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

     During the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the quarterly results of operations for 2004, as presented above, reflects this additional tax benefit. Accordingly, net income for the second quarter of 2004 of $284.8 million ($5.82 per basic share), as reflected above, differs from the $267.5 million ($5.47 per basic share), previously reported by the Company due to such $17.3 million deferred income tax benefit.

Note 20- Accounting principles not yet adopted:

     Inventory costs. The Company will adopt SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment", as of July 1, 2005. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after July 1, 2005, and to all awards existing as of June 30, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of July 1, 2005, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of June 30, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and is not expected to grant any options prior to July 1, 2005, and because the number of non-vested awards as of June 30, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options in the future, the effect on the Company's Consolidated Financial Statements could be material.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of Kronos Worldwide, Inc.:

     Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                      PricewaterhouseCoopers LLP


Dallas, Texas
March 30, 2005





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2003 and 2004

                                 (In thousands)

                                                             2003                 2004
                                                             ----                 ----

Current assets:
  Cash and cash equivalents                              $    3,073           $    7,734
  Receivables from affiliates                                 1,209                2,776
  Prepaid expenses                                             -                     337
                                                         ----------           ----------

      Total current assets                                    4,282               10,847
                                                         ----------           ----------

Other assets:
  Notes receivable from subsidiaries
   and affiliates                                            50,250               51,250
  Investment in subsidiaries                                303,808              638,821
  Deferred income taxes                                       4,018                 -
                                                         ----------           ----------

      Total other assets                                    358,076              690,071
                                                         ----------           ----------

                                                         $  362,358           $  700,918
                                                         ==========           ==========

Current liabilities:
  Accounts payable and accrued liabilities               $       16           $        4
  Payable to affiliates                                       2,991                  742
  Deferred income taxes                                        -                       2
                                                         ----------           ----------

      Total current liabilities                               3,007                  748
                                                         ----------           ----------

Noncurrent liabilities:
  Notes payable to subsidiaries and affiliates              200,000              222,168
  Deferred income taxes                                        -                   7,157
                                                         ----------           ----------

      Total noncurrent liabilities                          200,000              229,325
                                                         ----------           ----------


Stockholders' equity                                        159,351              470,845
                                                         ----------           ----------

                                                         $  362,358           $  700,918
                                                         ==========           ==========


Contingencies (Note 4)



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                         Condensed Statements of Income

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                  2002             2003             2004
                                                  ----             ----             ----

Revenues and other income:
  Equity in earnings of subsidiaries            $ 60,943         $ 92,051          $336,922
  Interest income from affiliates                 23,776            3,009             2,678
  Interest and dividends                             483               29               382
  Other income                                     3,555                8              -
                                                --------         --------          --------

                                                  88,757           95,097           339,982
                                                --------         --------          --------
Costs and expenses:
  General and administrative                        (102)             269             1,601
  Intercompany interest and other                 17,421            1,917            17,973
  Other expense                                     -                -                  130
                                                --------         --------          --------

                                                  17,319            2,186            19,704
                                                --------         --------          --------

  Income before income taxes                      71,438           92,911           320,278

Provision for income taxes                         5,174            5,362             5,425
                                                --------         --------          --------

  Net income                                    $ 66,264         $ 87,549          $314,853
                                                ========         ========          ========







                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                  2002             2003             2004
                                                  ----             ----             ----

Cash flows from operating activities:
   Net income                                   $ 66,264         $ 87,549          $314,853
   Cash distributions from subsidiaries           48,900             -               60,000
   Noncash interest income, net                     (302)            -                 -
   Deferred income taxes                             (21)            (538)           10,831
   Equity in earnings of subsidiaries            (60,943)         (92,051)         (336,922)
   Other, net                                       -                 -                  90
  Net change in assets and liabilities            (4,490)           1,295            (4,379)
                                                --------         --------          --------

            Net cash provided (used)
              by operating activities             49,408           (3,745)           44,473
                                                --------         --------          --------

Cash flows from investing activities:
     Loans to affiliates                         (83,200)         (16,550)           (8,000)
     Collections of loans to affiliates          295,182           46,404             7,000
     Investments in subsidiaries                  (9,149)            -                 -
                                                --------         --------          --------

        Net cash provided (used) by
          investing activities                   202,833           29,854            (1,000)
                                                --------         --------          --------

Cash flows from financing activities:
     Loans from affiliates                        46,675            8,000           209,524
     Repayments of loans from affiliates        (194,000)         (52,600)         (200,000)
     Dividends paid                             (111,000)          18,000           (48,945)
     Capital contributions                          -                -                  609
                                                --------         --------          --------

            Net cash used by financing
              activities:                       (258,325)         (26,600)          (38,812)
                                                --------         --------          --------

Net change during the year from operating,
   investing and financing activities             (6,084)            (491)            4,661

Balance at beginning of year                       9,648            3,564             3,073
                                                --------         --------          --------

Balance at end of year                          $  3,564         $  3,073          $  7,734
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

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                                       December 31,
                                                               -------------------------
                                                                 2003              2004
                                                                 ----              ----
                                                                     (In thousands)

Current:
    Receivable from:
        NL - income taxes                                    $   1,209           $    -
        Kronos Louisiana, Inc. ("KLA")                            -                  2,681
        Kronos International, Inc. ("KII")                        -                     95
                                                             ---------           ---------

                                                             $   1,209           $   2,776
                                                             =========           =========
       Payable to:
            Kronos (US), Inc. ("KUS")                        $     200           $     204
            NL - income taxes                                    2,291                -
            Valhi - income taxes                                  -                    387
            Kronos Cananda, Inc. ("KC")                            500                  56
            Other                                                 -                     95
                                                             ---------           ---------

                                                             $   2,991           $     742
                                                             =========           =========

Noncurrent:
       Receivable from KUS                                   $  50,250           $  51,250
                                                             =========           =========

       Payable to:
            NL                                               $ 200,000           $    -
            KII                                                   -                222,168
                                                             ---------           ---------

                                                             $ 200,000           $ 222,168
                                                             =========           =========

     During 2004, KII loaned the Company the equivalent of $222,168. Such amounts are eliminated upon consolidation. See also Note 10 of the Consolidated Financial Statements for a description of noncurrent receivables and payables.




Note 3 - Investment in subsidiaries:

                                                                       December 31,
                                                               -------------------------
                                                                 2003              2004
                                                                 ----              ----
                                                                     (In thousands)

Investment in:
     KLA                                                      $  110,336        $  136,749
     KC                                                           81,910            86,066
     KII                                                         111,562           416,006
                                                              ----------        ----------

                                                              $  303,808        $  638,821
                                                              ==========        ==========


                                                    2002             2003              2004
                                                    ----             ----              ----

Equity in income from continuing
  operations of subsidiaries:
   KLA                                            $  8,904         $  6,086         $ 12,969
   KC                                               11,288            2,192           (2,302)
   KII                                              40,751           83,773          326,255
                                                  --------         --------         --------

                                                  $ 60,943         $ 92,051         $336,922
                                                  ========         ========         ========

Note 4 - Contingencies:

     See Note 16 to the Consolidated Financial Statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                         Additions
                                          Balance at     charged to                                                  Balance
                                           beginning      costs and         Net         Currency                     at end
            Description                    of year        expenses      deductions     translation       Other       of year
----------------------------------        ----------     ----------     ----------     -----------      -------     --------

 Year ended December 31, 2002:
   Allowance for doubtful accounts          $ 2,239        $   481        $  (414)      $   299         $   -        $ 2,605
                                            =======        =======        =======       =======         =======      =======

   Accrual for planned major
     maintenance activities                 $ 3,389        $ 3,848        $(3,746)      $   495         $   -        $ 3,986
                                            =======        =======        =======       =======         =======      =======

 Year ended December 31, 2003:
   Allowance for doubtful accounts          $ 2,605        $   367        $  (439)      $   387         $   -        $ 2,920
                                            =======        =======        =======       =======         =======      =======

   Accrual for planned major
     maintenance activities                 $ 3,986        $ 5,337        $(3,896)      $   900         $   -        $ 6,327
                                            =======        =======        =======       =======         =======      =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts          $ 2,920        $  (125)       $  (577)      $   159         $   -        $ 2,377
                                            =======        =======        =======       =======         =======      =======

   Accrual for planned major
     maintenance activities                 $ 6,327        $ 6,602        $(8,001)      $   425         $   -        $ 5,353
                                            =======        =======        =======       =======         =======      =======


Note - Certain information has been omitted from this Schedule because it is disclosed in the Notes to the Consolidated Financial Statements.