Form 10-Q
period 2005-03-31
KRONOS WORLDWIDE INC
filed 2005-05-04
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2005           Commission file number 1-31763
                        --------------                                  -------




                             KRONOS WORLDWIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             76-0294959
-------------------------------                            --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                ---------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---   ---



Number of shares of the Registrant's common stock outstanding on April 29, 2005:
48,946,049.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Balance Sheets -
               December 31, 2004; March 31, 2005 (Unaudited)                3

              Consolidated Statements of Income -
               Three months ended March 31, 2004 and 2005 (Unaudited)       5

              Consolidated Statements of Comprehensive Income -
               Three months ended March 31, 2004 and 2005 (Unaudited)       6

              Consolidated Statement of Stockholders' Equity -
               Three months ended March 31, 2005 (Unaudited)                7

              Consolidated Statements of Cash Flows -
               Three months ended March 31, 2004 and 2005 (Unaudited)       8

              Notes to Consolidated Financial Statements (Unaudited)       10

  Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         16

  Item 4.     Controls and Procedures                                      25

Part II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                            26

  Item 6.     Exhibits                                                     26




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                     December 31,        March 31,
                                                              2004              2005
                                                          ------------      -----------
                                                                              (Unaudited)
 Current assets:
   Cash and cash equivalents                               $   60,790       $   38,406
   Restricted cash                                              1,529              965
   Accounts and other receivables                             190,319          213,702
   Refundable income taxes                                      3,272            1,121
   Receivables from affiliates                                     16                -
   Inventories                                                233,858          239,384
   Prepaid expenses                                             4,529            6,551
   Deferred income taxes                                        1,205            1,995
                                                           ----------       ----------

       Total current assets                                   495,518          502,124
                                                           ----------       ----------

 Other assets:
   Investment in TiO2 manufacturing joint venture             120,251          121,101
   Deferred income taxes                                      238,284          235,909
   Other                                                       32,340           30,287
                                                           ----------       ----------

       Total other assets                                     390,875          387,297
                                                           ----------       ----------

 Property and equipment:
   Land                                                        35,511           33,869
   Buildings                                                  196,983          189,371
   Equipment                                                  857,714          823,381
   Mining properties                                           71,980           68,596
   Construction in progress                                    16,753           18,752
                                                           ----------       ----------
                                                            1,178,941        1,133,969
   Less accumulated depreciation and amortization             712,051          692,216
                                                           ----------       ----------

       Net property and equipment                             466,890          441,753
                                                           ----------       ----------

                                                           $1,353,283       $1,331,174
                                                           ==========       ==========



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31,       March 31,
                                                              2004             2005
                                                          -----------       -----------
                                                                            (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                    $   13,792       $   13,108
   Accounts payable and accrued liabilities                   170,009          168,571
   Payable to affiliates                                        9,231           11,209
   Income taxes                                                17,129           18,406
   Deferred income taxes                                        2,722            2,386
                                                           ----------       ----------

                                                              212,883          213,680
                                                           ----------       ----------
       Total current liabilities

 Noncurrent liabilities:
   Long-term debt                                             519,403          493,145
   Deferred income taxes                                       60,081           58,900
   Accrued pension costs                                       61,300           57,027
   Accrued postretirement benefits costs                       11,288           11,024
   Other                                                       17,407           15,022
                                                           ----------       ----------

       Total noncurrent liabilities                           669,479          635,118
                                                           ----------       ----------

 Minority interest                                                 76               76
                                                           ----------       ----------


 Stockholders' equity:
   Common stock                                                   489              489
   Additional paid-in capital                               1,060,643        1,060,644
   Retained deficit                                          (463,352)        (454,187)
   Accumulated other comprehensive loss:
     Currency translation                                     (88,181)         (85,892)
     Pension liabilities                                      (38,754)         (38,754)
                                                           ----------       ----------

       Total stockholders' equity                             470,845          482,300
                                                           ----------       ----------

                                                           $1,353,283       $1,331,174
                                                           ==========       ==========

Commitments and contingencies (Notes 8 and 10)


          See accompanying notes to consolidated financial statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2004 and 2005

                      (In thousands, except per share data)

                                   (Unaudited)

                                                               2004             2005
                                                               ----             ----

Net sales                                                  $  263,267      $   291,874
Cost of sales                                                 202,231          207,677
                                                           ----------       ----------

    Gross margin                                               61,036           84,197

Selling, general and administrative expense                    35,244           37,253
Other operating income (expense):
  Currency transaction gains, net                                 254              928
  Disposition of property and equipment                           (23)             (34)
  Other income                                                     14               36
  Corporate expense                                              (438)          (1,425)
                                                           ----------       ----------

    Income from operations                                     25,599           46,449

Other income (expense):
  Trade interest income                                           206               78
  Other interest income                                           151              341
  Interest expense to affiliates                               (4,475)               -
  Interest expense                                             (9,215)         (11,772)
                                                           ----------       ----------

    Income before income taxes and minority interest           12,266           35,096

Provision for income taxes                                      2,450           13,691

Minority interest in after-tax earnings                             8                4
                                                           ----------       ----------

    Net income                                             $    9,808       $   21,401
                                                           ==========       ==========

Cash dividend per share                                    $      .25       $      .25
                                                           ==========       ==========

Basic and diluted net income per share                     $      .20       $      .44
                                                           ==========       ==========

Basic and diluted weighted-average shares
   used in the calculation of net income per share             48,943           48,946
                                                           ==========       ==========

See accompanying notes to consolidated financial statements.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                              2004             2005
                                                              ----             ----

Net income                                                 $    9,808       $   21,401

Other comprehensive income (loss), net of tax - currency
   translation adjustment                                        (437)           2,289
                                                           ----------       ----------

          Comprehensive income                             $    9,371       $   23,690
                                                           ==========       ==========


          See accompanying notes to consolidated financial statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                              Accumulated other
                                                                             comprehensive loss
                                             Additional                  --------------------------        Total
                                  Common      paid-in       Retained      Currency        Pension      stockholders'
                                  stock       capital        deficit     translation    liabilities        equity
                                 -------    -----------    ----------    -----------    -----------    -------------

 Balance at December 31, 2004    $  489     $1,060,643     $(463,352)     $(88,181)      $(38,754)       $470,845

 Net income                           -              -        21,401             -              -          21,401

 Dividends                            -              -       (12,236)            -              -         (12,236)

 Other comprehensive income           -              -             -         2,289              -           2,289

 Other                                -              1             -             -              -               1
                                 ------     ----------     ---------      --------       --------        --------

 Balance at March 31, 2005       $  489     $1,060,644     $(454,187)     $(85,892)      $(38,754)       $482,300
                                 ======     ==========     =========      ========       ========        ========

          See accompanying notes to consolidated financial statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)



                                                             2004             2005
                                                             ----             ----

 Cash flows from operating activities:
   Net income                                              $  9,808         $ 21,401
   Depreciation and amortization                             11,038           11,182
   Noncash interest expense                                     619              780
   Deferred income taxes                                     (1,357)           4,963
   Minority interest                                              8                4
   Net loss from disposition of property and equipment           23               34
   Distributions from (contributions to) TiO2
    manufacturing joint venture, net                          1,800             (850)
   Pension cost, net                                          1,027           (1,737)
   Other postretirement benefits, net                          (258)            (265)
   Other, net                                                   700                2
   Change in assets and liabilities:
     Accounts and other receivables                         (31,008)         (39,179)
     Inventories                                             33,494          (14,232)
     Prepaid expenses                                           (66)          (2,003)
     Accounts payable and accrued liabilities               (27,339)          13,746
     Income taxes                                            21,286            4,004
     Accounts with affiliates                                   279            1,763
     Other, net                                                (940)          (4,570)
                                                           --------         --------

         Net cash provided by (used in)
          operating activities                               19,114           (4,957)
                                                           --------         --------

 Cash flows from investing activities:
   Capital expenditures                                      (4,501)          (5,203)
   Change in restricted cash equivalents                        556              529
   Other, net                                                    30               21
                                                           --------         --------

         Net cash used in investing activities               (3,915)          (4,653)
                                                           --------         --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                              99,968             -
     Principal payments                                     (67,468)             (41)
   Dividends paid                                           (12,236)         (12,236)
                                                           --------         --------

         Net cash provided by (used in)
          financing activities                               20,264          (12,277)
                                                           --------         --------





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)


                                                             2004              2005
                                                             ----              ----


 Cash and cash equivalents - net change from:
   Operating, investing and financing activities           $ 35,463         $(21,887)
   Currency translation                                        (979)            (497)
 Cash and cash equivalents at beginning of period            55,876           60,790
                                                           --------         --------

 Cash and cash equivalents at end of period                $ 90,360         $ 38,406
                                                           ========         ========


 Supplemental disclosures - cash paid (received) for:
     Interest, net of amounts capitalized                  $  5,559              171
     Income taxes, net                                      (18,165)        $  3,783


          See accompanying notes to consolidated financial statements.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 -       Organization and basis of presentation:

     Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO) is a subsidiary of Valhi, Inc. (NYSE: VHI). At March 31, 2005, (i) Valhi held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock, (ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The consolidated balance sheet of Kronos at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2005, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2004 and 2005, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report").

     The Company has not issued any stock options to purchase Kronos common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. See Note 11. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL and the Company, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because Kronos could not overcome the presumption that it would not similarly cash settle the remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Aggregate compensation expense related to NL stock options held by employees of the Company was approximately $700,000 in the first quarter of 2004 and approximately $100,000 in the first quarter of 2005.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the first quarter of 2004 and 2005 if the Company and its subsidiaries had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.


                                                        Three months ended March 31,
                                                        ----------------------------
                                                           2004             2005
                                                           ----             ----
                                                           (In millions, except
                                                             per share amounts)

Net income as reported                                     $ 9.8            $21.4

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                               .5               .1
  Stock-based employee compensation expense
   determined under SFAS No. 123                              -                -
                                                           -----            -----

Pro forma net income                                       $10.3            $21.5
                                                           =====            =====

Basic and diluted earnings per share:
  As reported                                              $ .20            $ .44
  Pro forma                                                  .21              .44

Note 2 - Accounts and other receivables:

                                                         December 31,        March 31,
                                                             2004              2005
                                                         ------------       ----------
                                                                (In thousands)

 Trade receivables                                         $176,332         $200,183
 Insurance claims                                                32              113
 Recoverable VAT and other receivables                       16,332           15,608
 Allowance for doubtful accounts                             (2,377)          (2,202)
                                                           --------         --------

                                                           $190,319         $213,702
                                                           ========         ========

Note 3 - Inventories:

                                                         December 31,        March 31,
                                                             2004              2005
                                                         ------------       ----------
                                                                (In thousands)

 Raw materials                                             $ 45,962         $ 43,596
 Work in process                                             16,612           17,256
 Finished products                                          130,385          138,168
 Supplies                                                    40,899           40,364
                                                           --------         --------

                                                           $233,858         $239,384
                                                           ========         ========




Note 4 - Other noncurrent assets:

                                                         December 31,        March 31,
                                                             2004              2005
                                                         ------------       ----------
                                                                (In thousands)

 Deferred financing costs, net                             $ 10,921         $  9,742
 Restricted marketable debt securities                        2,877            2,741
 Unrecognized net pension obligations                        13,518           13,152
 Other                                                        5,024            4,652
                                                           --------         --------

                                                           $ 32,340         $ 30,287
                                                           ========         ========

Note 5 - Accounts payable and accrued liabilities:


                                                         December 31,        March 31,
                                                             2004              2005
                                                         ------------       ----------
                                                                (In thousands)

 Accounts payable                                          $ 91,713         $ 77,259
 Employee benefits                                           36,861           34,708
 Interest                                                       152           11,036
 Other                                                       41,283           45,568
                                                           --------         --------

                                                           $170,009         $168,571
                                                           ========         ========


Note 6 - Long-term debt:

                                                         December 31,        March 31,
                                                             2004              2005
                                                         ------------       ----------
                                                                (In thousands)

 Kronos International, Inc. and subsidiaries:
   8.875% Senior Secured Notes                             $519,225         $493,015
   European bank credit facility                             13,622           12,946
   Other                                                        348              292
                                                           --------         --------

                                                            533,195          506,253
 Less current maturities                                     13,792           13,108
                                                           --------         --------

                                                           $519,403         $493,145
                                                           ========         ========

     In April 2005, the Company repaid euro 5.0 million ($6.5 million) on its European bank credit facility.

Note 7 - Other noncurrent liabilities:

                                                         December 31,        March 31,
                                                             2004              2005
                                                         ------------       ----------
                                                                (In thousands)

 Employee benefits                                         $  5,107         $  4,827
 Insurance claims and expenses                                1,927            2,204
 Asset retirement obligations                                   958              962
 Other                                                        9,415            7,029
                                                           --------         --------

                                                           $ 17,407         $ 15,022
                                                           ========         ========





Note 8 - Provision for income taxes:

                                                        Three months ended March 31,
                                                        ----------------------------
                                                           2004             2005
                                                           ----             ----
                                                               (In millions)

 Expected tax expense                                      $ 4.3            $12.3
 Incremental U.S. tax and rate differences on
  equity in earnings of non-tax group companies              (.1)              .2
 Non-U.S. tax rates                                           .1               .1
 Change in deferred income tax valuation
   allowance, net                                           (3.0)              -
 Nondeductible expenses                                       .8              1.0
 Other, net                                                   .4               .1
                                                           -----            -----

                                                           $ 2.5            $13.7
                                                           =====            =====

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($8 million at March 31, 2005). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($12 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

o Kronos has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies of Cdn. $11 million ($9 million). Kronos has filed a protest and believes a significant portion of the assessment is without merit.

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




Note 9 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                         Three months ended March 31,
                                                         ----------------------------
                                                           2004               2005
                                                           ----               ----
                                                                (In thousands)

 Service cost                                              $ 1,611          $ 1,987
 Interest cost                                               4,328            4,580
 Expected return on plan assets                             (3,832)          (4,114)
 Amortization of prior service cost                            141              154
 Amortization of net transition obligations                    160              157
 Recognized actuarial losses                                   742              951
                                                           -------          -------

                                                           $ 3,150          $ 3,715
                                                           =======          =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                        Three months ended March 31,
                                                        ----------------------------
                                                           2004              2005
                                                           ----              ----
                                                               (In thousands)

 Service cost                                              $  57            $  55
 Interest cost                                               181              145
 Amortization of prior service credit                       (183)            (160)
 Recognized actuarial losses                                  39               18
                                                           -----            -----

                                                           $  94            $  58
                                                           =====            =====

Note 10 - Commitments and contingencies:

     Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     As noted in the 2004 Annual Report, the Company's principal German operating subsidiary, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility, with approximately one-third of the Company's current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for the Leverkusen facility; rather, any change in the rent is subject solely to periodic negotiation between Bayer and the Company. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP.

     The Company and its affiliates are from time to time involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its past and current operations. In certain cases, the Company has insurance coverage for such items. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 11 - Accounting principles not yet implemented:

     Inventory costs. The Company will adopt SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC"), the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, if the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company or its subsidiaries and affiliates, however, either grant a significant number of options to employees of the Company or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the 2004 and 2005 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices for TiO2 (in billing currencies) were generally: decreasing during the first half of 2004 and increasing in the last half of 2004 and the first quarter of 2005.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. The factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

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

                                                             Three months ended
                                                                   March 31,
                                                           ----------------------           %
                                                            2004             2005          Change
                                                            ----             ----          ------
                                                                    (In millions, except
                                                                  percentages and volumes)

 Net sales                                                 $263.3           $291.9          +11%
 Cost of sales                                              202.3            207.7           +3%

 Gross margin                                                61.0             84.2          +38%

 Selling, general and administrative expense                (35.2)           (37.2)
 Currency transaction gains, net                               .2               .9
 Corporate expense                                            (.4)            (1.4)
                                                           ------           ------

 Income from operations                                    $ 25.6           $ 46.5          +81%
                                                           ======           ======
 TiO2 operating statistics:

   Percent change in average selling prices:
       Using actual foreign currency exchange rates                                         +13%
       Impact of changes in foreign currency
        exchange rates                                                                       -5%
                                                                                            ----

       In billing currencies                                                                 +8%
                                                                                            ====

   Sales volumes*                                           118              114            -3%
   Production volumes*                                      117              122            +4%

________________________________

     *   Thousands of metric tons


     Kronos' sales increased $28.6 million (11%) in the first quarter of 2005 compared to the first quarter of 2004 due to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $11 million, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2005 were 8% higher as compared to the first quarter of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2005 increased 13% compared to the first quarter of 2004.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% increase in Kronos' average TiO2 selling prices during the first quarter of 2005 as compared to the first quarter of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 8% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the first quarter of 2005 decreased 3% compared to the first quarter of 2004, due primarily to lower volumes in export markets. Demand for TiO2 has remained strong throughout 2004 and 2005, and while Kronos believes that the strong demand for TiO2 is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' income from operations comparisons were favorably impacted by higher production levels, which increased 4% in the first quarter of 2005 as compared to the same period in 2004. Kronos' operating rates were near full capacity in both periods, and Kronos' production volume in the first quarter of 2005 was a new record for Kronos for a first quarter.

     The Company's cost of sales increased $5.4 million (3%) in the first quarter of 2005 compared to the first quarter of 2004 largely due to the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the higher average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales, decreased from 77% in the first quarter of 2004 to 71% in the first quarter of 2005.

     The Company's gross margins for the first quarter of 2005 increased $23.2 million (38%) from the first quarter of 2004 due to the net effects of the aforementioned increases in net sales and cost of sales.

     Selling, general and administrative expenses increased $2.0 million (6%) in the first quarter of 2005 as compared to the corresponding period in 2004. This increase is largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars. Corporate expense increased $1.0 million in the first quarter of 2005 as compared to the first quarter of 2004 due primarily to higher professional fees and other costs associated with Kronos being a public company.

     The Company has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $11 million in the first quarter of 2005 as compared to the same period in 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2005 as compared to the first quarter of 2004. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons resulted in approximately a net $1 million increase in the Company's income from operations in the first quarter of 2005 as compared to the first quarter of 2004.

     In April 2005, the Company sold its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for approximately $5 million. The Company expects to recognize a gain of approximately $5 million related to such sale in the second quarter of 2005, and will report such gain as part of income from operations.

Outlook

     Reflecting the continued implementation of price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2005 were 4% higher than the fourth quarter of 2004. Kronos expects its TiO2 production volumes in the remainder of 2005 will be slightly higher than its 2004 volumes, with sales volumes comparable to or slightly lower in 2005 as compared to 2004. Kronos' average TiO2 selling prices, which started to increase during the second half of 2004 and continued to increase during the first quarter of 2005, are expected to continue to increase during the remainder of 2005, and consequently, Kronos currently expects its average TiO2 selling prices, in billing currencies, will be higher in 2005 as compared to 2004. The anticipated higher selling prices in 2005 reflect the expected continued implementation of selling price announcements, including Kronos' latest price increases announced in March 2005. The extent to which all of such price increases, and any additional price increases which may be announced subsequently in 2005, will be realized will depend on, among other things, economic factors. Overall, Kronos expects its income from operations in 2005 will be higher than 2004, due primarily to higher expected selling prices. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     The Company's efforts to debottleneck its production facilities to meet long-term demand continues to prove successful. Such debottlenecking efforts included, among other things, the addition of back-end finishing capacity to be able to process a larger quantity of the base TiO2 produced and equipment upgrades and enhancements to allow for reduced downtime for maintenance activities. The Company's production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through its continued debottlenecking efforts.

Other income (expense)

                                                             Three months ended
                                                                   March 31,
                                                           ----------------------
                                                            2004             2005      Difference
                                                            ----             ----      ----------
                                                                        (In millions)

 Trade interest income                                     $   .2           $   .1      $  (.1)
 Other interest income                                         .2               .3          .1
 Interest expense to affiliates                              (4.5)             -           4.5
 Other interest expense                                      (9.2)           (11.8)       (2.6)
                                                           ------           ------      ------

                                                           $(13.3)          $(11.4)     $  1.9
                                                           ======           ======      ======

     Interest expense to affiliates decreased $4.5 million from the first quarter of 2004 to nil in the first quarter of 2005 due to the prepayment and cancellation, in the fourth quarter of 2004 of the $200 million long-term note payable to NL.

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including Kronos International, Inc.'s ("KII") euro 375 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Other interest expense in the first quarter of 2005 was $11.8 million, an increase of $2.6 million from the first quarter of 2004. The increase was due primarily to higher levels of outstanding indebtedness resulting from the issuance of an additional euro 90 million principal amount of KII's Senior Secured Notes in November 2004. In addition, the increase in interest expense was due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million KII Senior Secured Notes outstanding during both periods by approximately $500,000 in the first quarter of 2005 as compared to the first quarter of 2004. Assuming no significant change in interest rates or foreign currency exchange rates, other interest expense for the full-year 2005 is expected to be higher than amounts for the same periods in 2004.


Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements.

     At March 31, 2005, Kronos has the equivalent of $633 million and $205 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2004 Annual Report, during 2004 Kronos concluded the benefit of such income tax loss carryforwards met the "more-likely-than-not" recognition criteria of GAAP, and accordingly in 2004 Kronos reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in the first quarter of 2005 is higher than its effective income tax rate in the first quarter of 2004, although its current and future cash income tax rate was not affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

Accounting principles not yet implemented

     See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2004 and 2005 are presented below:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                           2004               2005
                                                           ----               ----
                                                                (In thousands)

 Net cash provided (used) by:
   Operating activities                                    $ 19.1           $ (5.0)
   Investing activities                                      (3.9)            (4.6)
   Financing activities                                      20.3            (12.3)
                                                           ------           ------

     Net cash provided (used) by operating,
        investing and financing activities                 $ 35.5           $(21.9)
                                                           ======           ======

Summary

     The Company's primary source of liquidity on an ongoing short-term and long-term basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay any short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends. In addition, from time-to-time the Company will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company will from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

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

     Cash flows from operating activities decreased from $19.1 million provided by operating activities in the first three months of 2004 to $5.0 million of cash used in operating activities in the first three months of 2005. This $24.1 million decrease was due primarily to the net effects of (i) higher net income of $11.6 million, (ii) higher depreciation and amortization expense of $100,000,
(iii) higher deferred income taxes of $6.3 million, (iv) lower net contributions to the TiO2 manufacturing joint venture of $850,000 in the first three months of 2005 compared to a $1.8 million distribution in the first three months of 2004,
(v) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $13.3 million in the first three months of 2005 as compared to the first three months of 2004 and (vi) higher cash paid for income taxes of $21.9 million, due in large part to a $20.1 million tax refund received during the first three months of 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes.

Investing and financing activities

     The Company's capital expenditures were $4.5 million and $5.2 million in the first three months of 2004 and 2005, respectively.

     In the first quarter of 2005, the Company paid a regular quarterly dividend to stockholders of $.25 per share, aggregating $12.2 million.

     At March 31, 2005, unused credit available under Kronos' existing credit facilities approximated $143 million, which was comprised of: $89 million under its European revolving credit facility, $11 million under its Canadian credit facility, $40 million under its U.S. credit facility and $3 million under other non-US facilities. At March 31, 2005, KII had approximately $62 million available for payment of dividends and other restrictive payments as defined in the Senior Secured Notes indenture. Based upon Kronos' expectation for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meets its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     Provisions contained in certain of Kronos' credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating leases discussed in the 2004 Annual Report, neither Kronos nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

     At March 31, 2005, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $38.4 million ($18.8 million held by non-U.S. subsidiaries), (ii) current restricted cash of $965,000 and (iii) noncurrent restricted marketable debt securities of $2.7 million.

     At March 31, 2005, Kronos' outstanding debt was comprised of (i) $493.0 million related to KII's Senior Secured Notes and (ii) approximately $13.3 of other indebtedness, principally $12.9 million related to the Company's European revolving bank credit facility which matures in June 2005. KII expects to seek to renew such facility during the second quarter of 2005.

     Kronos'   assets   consist   primarily  of  investments  in  its  operating
subsidiaries, and Kronos' ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of Kronos' subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interest of certain of KII's first-tier operating subsidiaries as collateral of such Senior Secured Notes.

     As disclosed in the 2004 Annual Report, KII may redeem up to 35% of the Senior Secured Notes on or before June 30, 2005 with the net proceeds of a qualified public offering of equity securities of either Kronos or KII. KII currently has no plans to so redeem the Senior Secured Notes, although until the June 30, 2005 date passes, KII retains the right to so redeem the Senior Secured Notes.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect the liquidity of Kronos.

     Based upon Kronos' expectations for the TiO2 industry and anticipated demand for Kronos' cash resources as discussed herein, Kronos expects to have sufficient short-term and long-term liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     See Note 8 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 10 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Certain of Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2005, Kronos held a contract, which matured in April 2005, to exchange an aggregate of U.S. $5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.24 per U.S. dollar. At March 31, 2005, the actual exchange rate was Cdn. $1.21 per U.S.
dollar. The estimated fair value of such foreign currency forward contract at March 31, 2005 is insignificant.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company,
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
o Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's Consolidated Financial Statements.

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. However, the Company's assessment of internal control over financial reporting with respect to the Company's equity method investees did include the Company's controls over the recording of amounts related to the Company's investment that are recorded in the Company's consolidated financial statements, including controls over the selection of accounting methods for the Company's investments, the recognition of equity method earnings and losses and the determination, valuation and recording of the Company's investment account balances.

     There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

     Reference is made to Note 10 of the Consolidated Financial Statements and to the 2004 Annual Report for descriptions of certain legal proceedings.

Item 6. Exhibits

     31.1 - Certification

     31.2 - Certification

     32.1 - Certification


     The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request. Kronos will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, its Audit Committee Charter and its Corporate Governance Guidelines, each as adopted by the Company's board of directors, upon request. Such requests should be directed to the attention of Kronos's Corporate Secretary at Kronos's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Kronos Worldwide, Inc.
                                         -------------------------------
                                                  (Registrant)



Date   May 4, 2005                        By /s/ Gregory M. Swalwell
     ---------------                         ----------------------------------
                                             Gregory M. Swalwell
                                              Vice President, Finance and Chief
                                               Financial Officer (Principal
                                               Financial Officer)


Date   May 4, 2005                        By /s/ James W. Brown
     ---------------                         ----------------------------------
                                             James W. Brown
                                             Vice President and Controller
                                             (Principal Accounting Officer)