Form 10-Q
period 2005-06-30
KRONOS WORLDWIDE INC
filed 2005-08-03
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2005           Commission file number 1-31763
                        -------------                                  -------




                             KRONOS WORLDWIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                               76-0294959
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
--------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                ----------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---   ---



Number of shares of the Registrant's  common stock outstanding on July 29, 2005:
48,949,549.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
              December 31, 2004; June 30, 2005 (Unaudited)                  3

             Consolidated Statements of Income -
              Three months and six months ended
               June 30, 2004 and 2005 (Unaudited)                           5

             Consolidated Statements of Comprehensive Income -
              Six months ended June 30, 2004 and 2005 (Unaudited)           6

             Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 2005 (Unaudited)                    7

             Consolidated Statements of Cash Flows -
              Six months ended June 30, 2004 and 2005 (Unaudited)           8

             Notes to Consolidated Financial Statements (Unaudited)        10

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          17

  Item 4.    Controls and Procedures                                       27

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                             28

  Item 4.    Submission of Matters to a Vote of Security Holders           28

  Item 6.    Exhibits                                                      29

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                   December 31,        June 30,
                                                            2004              2005
                                                        ------------       -----------
                                                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                            $    60,790         $    17,645
   Restricted cash                                            1,529               1,047
   Accounts and other receivables                           190,319             219,658
   Refundable income taxes                                    3,272                 991
   Receivable from affiliates                                    16                   -
   Inventories                                              233,858             234,932
   Prepaid expenses and other                                 4,529               6,514
   Deferred income taxes                                      1,205               3,214
                                                        -----------         -----------

       Total current assets                                 495,518             484,001
                                                        -----------         -----------

 Other assets:
   Investment in TiO2 manufacturing joint venture           120,251             119,601
   Deferred income taxes                                    238,284             232,641
   Other                                                     32,340              27,786
                                                        -----------         -----------

       Total other assets                                   390,875             380,028
                                                        -----------         -----------

 Property and equipment:
   Land                                                      35,511              31,835
   Buildings                                                196,983             180,348
   Equipment                                                857,714             785,192
   Mining properties                                         71,980              65,733
   Construction in progress                                  16,753              18,277
                                                        -----------         -----------
                                                          1,178,941           1,081,385
   Less accumulated depreciation and amortization           712,051             667,068
                                                        -----------         -----------

       Net property and equipment                           466,890             414,317
                                                        -----------         -----------

                                                        $ 1,353,283         $ 1,278,346
                                                        ===========         ===========

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDER'S EQUITY              December 31,         June 30,
                                                          2004               2005
                                                      ------------       ------------
                                                                          (Unaudited)

 Current liabilities:
   Current maturities of long-term debt               $    13,792         $       156
   Accounts payable and accrued liabilities               170,009             140,988
   Payable to affiliates                                    9,231              10,250
   Income taxes                                            17,129              19,202
   Deferred income taxes                                    2,722               2,665
                                                      -----------         -----------


       Total current liabilities                          212,883             173,261
                                                      -----------         -----------


 Noncurrent liabilities:
   Long-term debt                                         519,403             461,154
   Deferred income taxes                                   60,081              58,204
   Accrued pension costs                                   61,300              56,350
   Accrued postretirement benefits costs                   11,288              10,790
   Other                                                   17,407              13,130
                                                      -----------         -----------

       Total noncurrent liabilities                       669,479             599,628
                                                      -----------         -----------

 Minority interest                                             76                  72
                                                      -----------         -----------

 Stockholders' equity:
   Common stock                                               489                 489
   Additional paid-in capital                           1,060,643           1,061,167
   Retained deficit                                      (463,352)           (433,560)
   Accumulated other comprehensive loss:
     Currency translation                                 (88,181)            (83,957)
     Pension liabilities                                  (38,754)            (38,754)
                                                      -----------         -----------

       Total stockholders' equity                         470,845             505,385
                                                      -----------         -----------

                                                      $ 1,353,283         $ 1,278,346
                                                      ===========         ===========



Commitments and contingencies (Notes 9 and 11)



          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (Unaudited)

                                                            Three months ended               Six months ended
                                                                 June 30,                        June 30,
                                                        --------------------------       ------------------------
                                                            2004            2005            2004           2005
                                                            ----            ----            ----           ----
                                                         (Restated)                      (Restated)

Net sales                                                $ 295,789       $ 311,688       $ 559,056      $ 603,562
Cost of sales                                              227,505         217,048         429,736        424,725
                                                         ---------       ---------       ---------      ---------

    Gross margin                                            68,284          94,640         129,320        178,837

Selling, general and administrative expense                 34,970          37,844          70,214         75,097
Other operating income (expense):
  Currency transaction gains, net                              302           2,395             556          3,323
  Disposition of property and equipment                         21            (120)             (2)          (154)
  Other income                                               6,266              76           6,280            112
  Corporate expense                                           (841)         (1,448)         (1,279)         (2,873)
                                                         ---------       ---------       ---------      ---------

    Income from operations                                  39,062          57,699          64,661        104,148

Other income (expense):
  Trade interest income                                        206             142             412            220
  Other interest income                                        222             279             373            620
  Securities transaction gain                                 -              5,439            -             5,439
  Interest expense to affiliates                            (4,476)           -             (8,951)          -
  Interest expense                                          (8,594)        (11,625)        (17,809)       (23,397)
                                                         ---------       ---------       ---------      ---------

    Income before income taxes and minority interest        26,420          51,934          38,686         87,030

 Provision (benefit) for income taxes                     (258,381)         19,066        (255,931)        32,757

Minority interest in after-tax earnings                         12               3              20              7
                                                         ---------       ---------       ---------      ---------

    Net income                                           $ 284,789       $  32,865       $ 294,597      $   54,266
                                                         =========       =========       =========      ==========

Cash dividend per share                                  $     .25       $     .25       $     .50      $      .50
                                                         =========       =========       =========      ==========

Basic and diluted net income per share                   $    5.82       $     .67       $    6.02      $     1.11
                                                         =========       =========       =========      ==========

Basic and diluted weighted-average shares used in
   the calculation of net income per share                  48,944         48,948           48,944          48,947
                                                         =========       =========       =========      ==========


          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                              2004            2005
                                                              ----            ----
                                                           (Restated)

Net income                                                 $ 294,597        $ 54,266

Other comprehensive income (loss),
   net of tax - currency translation adjustment               (5,763)          4,224
                                                           ---------        --------

          Comprehensive income                             $ 288,834        $ 58,490
                                                           =========        ========





          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                              Accumulated other
                                                                              comprehensive loss
                                              Additional                    ----------------------        Total
                                   Common       paid-in       Retained       Currency      Pension     stockholder's
                                    stock       capital        deficit     translation   liabilities      equity
                                  -------    -----------     ----------    -----------   -----------   -------------

 Balance at December 31, 2004     $  489      $1,060,643     $(463,352)     $(88,181)     $(38,754)      $470,845

 Net income                            -               -        54,266             -          -            54,266

 Dividends                             -               -       (24,474)            -          -           (24,474)

 Other comprehensive income         -               -             -            4,224          -             4,224

 Other                              -                524          -             -             -               524
                                  ------      ----------     ---------      --------      --------       --------

 Balance at June 30, 2005         $  489      $1,061,167     $(433,560)     $(83,957)     $(38,754)      $505,385
                                  ======      ==========     =========      ========      ========       ========


          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)



                                                           2004               2005
                                                           ----               ----
                                                        (Restated)
 Cash flows from operating activities:
   Net income                                           $ 294,597          $  54,266
   Depreciation and amortization                           21,806             22,136
   Noncash interest expense                                 1,222              1,546
   Deferred income taxes                                 (262,365)            12,615
   Minority interest                                           20                  7
   Net loss from disposition of property
     and equipment                                              2                154
   Securities transaction gain                                  -             (5,439)
   Distributions from TiO2 manufacturing
     joint venture, net                                     8,300                650
   Pension cost, net                                          227             (2,639)
   Other postretirement benefits, net                        (427)              (437)
   Other, net                                                 949             (1,772)
   Change in assets and liabilities:
     Accounts and other receivables                       (48,004)           (46,936)
     Inventories                                           51,362            (20,328)
     Prepaid expenses                                         414             (2,978)
     Accounts payable and accrued liabilities             (26,059)           (12,054)
     Income taxes                                          28,016              5,683
     Accounts with affiliates                               1,858              2,900
     Other, net                                            (4,461)            (4,969)
                                                        ---------          ---------

         Net cash provided by operating activities         67,457              2,405
                                                        ---------          ---------

 Cash flows from investing activities:
   Capital expenditures                                   (10,828)           (11,524)
   Change in restricted cash equivalents                      273                437
   Proceeds from disposal of interest in
     Norwegian smelting operation                               -              3,542
   Other, net                                                  84                 32
                                                        ---------          ---------

         Net cash used in investing activities            (10,471)            (7,513)
                                                        ---------          ---------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                            99,968               -
     Principal payments                                   (99,994)           (13,015)
   Dividends paid                                         (24,473)           (24,474)
   Other, net                                                -                   641
                                                        ---------          ---------

         Net cash used in financing activities            (24,499)           (36,848)
                                                        ---------          ---------


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)


                                                           2004               2005
                                                           ----               ----
                                                        (Restated)

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities         $ 32,487          $(41,956)
   Currency translation                                        71            (1,189)
 Cash and cash equivalents at beginning of period          55,876            60,790
                                                         --------          --------

 Cash and cash equivalents at end of period              $ 88,434          $ 17,645
                                                         ========          ========


 Supplemental disclosures:
   Cash paid (received) for:
     Interest, net of amounts capitalized                $ 25,638          $ 21,360
     Income taxes, net                                    (22,208)           13,016

     Noncash investing activity - inventory
        received as partial consideration
        for disposal of interest in Norwegian
        smelting operation                               $   -             $  1,897




          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Organization and basis of presentation:

     Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO) is a subsidiary of Valhi, Inc. (NYSE: VHI). Kronos' sole business segment is associated with the production and sale of titanium dioxide pigments ("TiO2"). At June 30, 2005, (i) Valhi held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock, (ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The consolidated balance sheet of Kronos at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2005, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2004 and 2005, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

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

     During the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million, or $.35 per diluted share, net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the Company's quarterly results of operations for 2004, as presented herein, reflects this additional income tax benefit.

     The Company has not issued any stock options to purchase Kronos common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. See Note 12. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL and the Company, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because Kronos could not overcome the presumption that it would not similarly cash settle the remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Aggregate compensation expense related to NL stock options held by employees of the Company was approximately $200,000 and $900,000 in the second quarter and first six months of 2004, respectively and aggregate compensation income was approximately $1.0 million and $900,000 in the second quarter and first six months of 2005, respectively.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the 2004 and 2005 periods presented if the Company and its subsidiaries had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.


                                                      Three months                Six months
                                                     ended June 30,             ended June 30,
                                                 --------------------        --------------------
                                                  2004          2005          2004          2005
                                                  ----          ----          ----          ----
                                                      (In millions, except per share amounts)

Net income as reported                           $284.8        $ 32.9        $294.6        $ 54.3

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation
   expense determined under APBO No. 25              .1           (.7)           .6          (.6)
  Stock-based employee compensation
   expense determined under SFAS No. 123             -             -             -             -
                                                 ------        ------        ------        ------

Pro forma net income                             $284.9        $ 32.2        $295.2        $ 53.7
                                                 ======        ======        ======        ======

Basic and diluted earnings per share:
  As reported                                    $ 5.82        $  .67        $ 6.02         $1.11
  Pro forma                                        5.82           .66          6.03          1.10

Note 2 - Accounts and other receivables:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Trade receivables                                     $176,332            $208,292
 Insurance claims                                            32                  29
 Recoverable VAT and other receivables                   16,332              13,464
 Allowance for doubtful accounts                         (2,377)             (2,127)
                                                       --------            --------

                                                       $190,319            $219,658
                                                       ========            ========

Note 3 - Inventories:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Raw materials                                         $ 45,962            $ 36,956
 Work in process                                         16,612              14,634
 Finished products                                      130,385             143,968
 Supplies                                                40,899              39,374
                                                       --------            --------

                                                       $233,858            $234,932
                                                       ========            ========

Note 4 - Other noncurrent assets:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Deferred financing costs, net                         $ 10,921            $  9,447
 Restricted marketable debt securities                    2,877               2,649
 Unrecognized net pension obligations                    13,518              12,703
 Other                                                    5,024               2,987
                                                       --------            --------

                                                       $ 32,340            $ 27,786
                                                       ========            ========

Note 5 - Accounts payable and accrued liabilities:


                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Accounts payable                                      $ 91,713            $ 58,833
 Employee benefits                                       36,861              30,829
 Interest                                                   152                 130
 Other                                                   41,283              51,196
                                                       --------            --------

                                                       $170,009            $140,988
                                                       ========            ========


Note 6 - Long-term debt:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Kronos International, Inc. and subsidiaries:
   8.875% Senior Secured Notes                         $519,225            $461,067
   European bank credit facility                         13,622                -
   Other                                                    348                 243
                                                       --------            --------

                                                        533,195             461,310
 Less current maturities                                 13,792                 156
                                                       --------            --------

                                                       $519,403            $461,154
                                                       ========            ========

     As previously reported in the 2004 Annual Report, Kronos International has pledged 65% of the common stock or other ownership interests of certain of its first-tier operating subsidiaries as collateral for its Senior Secured Notes. Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.

     During the first six months of 2005, the Company repaid an aggregate of euro 10 million ($12.9 million when repaid) under its European Credit Facility. During the second quarter of 2005, the Company extended the respective maturity dates of its European and U.S. Credit Facilities each by three years to June 2008 and September 2008, respectively.

Note 7 - Other noncurrent liabilities:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Employee benefits                                     $  5,107            $  4,586
 Insurance claims and expenses                            1,927               1,081
 Asset retirement obligations                               958                 926
 Other                                                    9,415               6,537
                                                       --------            --------

                                                       $ 17,407            $ 13,130
                                                       ========            ========



Note 8 - Other income:

                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

 Contract dispute settlement                            $6,289              $  -
 Other income (expense), net                                (9)                112
                                                        ------              ------

                                                        $6,280              $  112
                                                        ======              ======

     Securities transaction gains in the second quarter of 2005, classified as nonoperating income, relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.

Note 9 - Provision for income taxes:

                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

 Expected tax expense                                  $  13.5              $ 30.5
 Incremental U.S. tax and rate differences on                                   .2
  equity in earnings of non-tax group companies             -
 Non-U.S. tax rates                                        (.2)                (.1)
 Change in deferred income tax valuation
   allowance, net                                       (277.3)                 -
 Refund of prior year income taxes                        (3.1)                 -
 Nondeductible expenses                                    1.6                 1.8
 Other, net                                                9.6                  .4
                                                       -------              ------

                                                       $(255.9)             $ 32.8
                                                       =======              ======

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at June 30, 2005). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($11 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

o Kronos has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies, including interest, of Cdn. $5 million ($4 million). Kronos has filed a protest and believes a significant portion of the assessment is without merit.

     No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives and court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 10 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                  Three months ended             Six months ended
                                                       June 30,                      June 30,
                                                ---------------------         ----------------------
                                                 2004           2005           2004            2005
                                                 ----           ----           ----            ----
                                                                   (In thousands)

Service cost                                    $ 1,446      $ 1,914         $ 3,057         $ 3,901
Interest cost                                     4,287        4,454           8,615           9,034
Expected return on plan assets                   (3,788)      (4,004)         (7,620)         (8,118)
Amortization of prior service cost                  140          150             281             304
Amortization of net transition obligations          163          153             323             310
Recognized actuarial losses                         746          927           1,488           1,878
                                                -------      -------         -------         -------

                                                $ 2,994      $ 3,594         $ 6,144         $ 7,309
                                                =======      =======         =======         =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                  Three months ended             Six months ended
                                                       June 30,                      June 30,
                                                ---------------------         ----------------------
                                                 2004           2005           2004            2005
                                                 ----           ----           ----            ----
                                                                   (In thousands)

Service cost                                    $    56      $    54        $    113         $   109
Interest cost                                       179          144             360             289
Amortization of prior service credit               (183)        (160)           (366)           (320)
Recognized actuarial losses                          39           17              78              35
                                                -------      -------         -------         -------

                                                $    91      $    55         $   185         $   113
                                                =======      =======         =======         =======

Note 11 - Commitments and contingencies:

     Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     As noted in the 2004 Annual Report, the Company's principal German operating subsidiary, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which is owned by the Company and which represents approximately one-third of the Company's current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for the land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and the Company. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP.

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

Note 12 - Accounting principles not yet implemented:

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

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC"), the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, and because the Company has not granted any options and does not expect to grant any options prior to January 1, 2006, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company or its subsidiaries and affiliates, however, either grant a significant number of options to employees of the Company or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

Note 13 - Stockholders' equity:

     During the first six months of 2005, Valhi purchased certain shares of the Company's common stock in market transactions. Within six months of such purchases, NL had sold certain shares of the Company's common stock in market transactions. In settlement of any alleged short-swing profits derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Valhi remitted approximately $641,000, which amount, net of income taxes, has been recorded by the Company as a capital contribution, increasing additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the 2004 and 2005 periods presented are primarily due to the net effects of (i) higher average TiO2 selling prices, (ii) lower TiO2 selling volumes and
(iii) relative changes in foreign currency exchange rates. Selling prices for TiO2 (in billing currencies) were generally decreasing during the first half of 2004 and increasing in the last half of 2004 and the first six months of 2005.

     The Company reported net income of $32.9 million, or $.67 per diluted share, in the second quarter of 2005 as compared to net income of $284.8 million, or $5.82 per diluted share, in the second quarter of 2004. The Company reported net income of $54.3 million, or $1.11 per diluted share, in the first six months of 2005 as compared to net income of $294.6 million, or $6.02 per diluted share, in the first six months of 2004. The Company reported lower net income in 2005 as the favorable effect of higher income from operations and a security transaction gain in 2005 was more than offset by an income tax benefit recognized in 2004. Net income in the first six months of 2005 includes a securities transaction gain of $.07 per diluted share related to the sale of the Company's passive interest in a Norwegian smelting operation. Net income in the first six months of 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $5.49 per diluted share and (ii) income related to Kronos' contract dispute settlement of $.08 per diluted share. Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

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


                                                      Three months ended                   Six months ended
                                                          June 30,                             June 30,
                                               --------------------------------     -------------------------------
                                                2004        2005      % Change       2004        2005     % Change
                                                ----        ----      --------       ----        ----     --------
                                                            (In millions, except percentages and volumes)

Net sales                                     $295.8       $311.7        + 5%       $559.1      $603.5        + 8%
Cost of sales                                  227.5        217.1        - 5%        429.8       424.7        - 1%
                                              ------       ------                   ------      ------

Gross margin                                    68.3         94.6        +39%        129.3       178.8        +38%

Selling, general and administrative
    expense                                    (35.0)       (37.8)                   (70.2)      (75.1)
Currency transaction gains, net                   .3          2.4                       .6         3.3
Contract dispute settlement                      6.3           -                       6.3          -
Other                                             -           (.1)                      -           -
Corporate expense                                (.8)        (1.4)                    (1.3)       (2.9)
                                              ------       ------                   ------      ------

Income from operations                        $ 39.1       $ 57.7        +48%       $ 64.7      $104.1        +61%
                                              ======       ======                   ======      ======

TiO2 operating statistics:

  Percent change in average selling
    prices:
      Using actual foreign currency
        exchange rates                                                   +15%                                 +14%
      Impact of changes in foreign
         currency exchange rates                                         - 4%                                 - 4%
                                                                         ----                                 ----

      In billing currencies                                              +11%                                 +10%
                                                                         ====                                 ====

  Sales volumes*                               136          122          -10%        255         237          - 7%
  Production volumes*                          122          127          + 4%        240         249          + 4%
________________________________

*    Thousands of metric tons

     Kronos' sales increased $15.9 million (5%) in the second quarter of 2005 compared to the second quarter of 2004 and increased $44.4 million (8%) in the first six months of 2005 as compared to the same period in 2004 due to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $10 million and $21 million, respectively, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the second quarter and first six months of 2005 were 11% higher as compared to the second quarter of 2004 and 10% higher as compared to the first six months of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the second quarter of 2005 increased 15% compared to the second quarter of 2004 and increased 14% for the first six months of 2005 compared to the first six months of 2004. Reflecting the implementation of prior price increase announcements, Kronos' average TiO2 selling prices in the second quarter of 2005 increased 2% compared to the first quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 15% and 14% increases in Kronos' average TiO2 selling prices during the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 11% and 10% increases in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the second quarter and first six months of 2005 decreased 10% and 7%, respectively, compared to the corresponding periods in 2004, with volumes lower in all regions of the world and with the largest decline in Europe. Kronos' income from operations comparisons were favorably impacted by higher production levels, which increased 4% in each of the second quarter and first six months of 2005 as compared to the same periods in 2004. Kronos' operating rates were near full capacity in those periods, and Kronos' production volume in the first six months of 2005 was a new record for Kronos.

     The Company's cost of sales decreased $10.4 million (5%) in the second quarter of 2005 compared to the second quarter of 2004, and decreased $5.1 million (1%) in the year-to-date period largely due to lower sales volumes. As a result of the higher average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales, decreased from 77% in each of the second quarter and first six months of 2004 to 70% in each of the second quarter and first six months of 2005.

     The Company's gross margins for the second quarter of 2005 increased $26.3 million (39%) from the second quarter of 2004 and increased $49.5 million (38%) in the first six months of 2005 as compared to the first six months of 2004 due to the net effects of the aforementioned increases in net sales.

     Selling, general and administrative expenses increased $2.8 million (8%) and $4.9 million (7%), respectively, in the second quarter and first six months of 2005 as compared to the corresponding periods in 2004. These increases are largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars. Corporate expense increased $600,000 and $1.6 million, respectively, in the second quarter and first six months of 2005 as compared to the corresponding periods of 2004 due primarily to higher professional fees and other costs associated with Kronos being a public company.

     Income from operations in the second quarter of 2004 includes income of $6.3 million ($4.1 million, or $.08 per diluted share, net of income taxes) related to settlement of a contract dispute with a customer.

     The Company has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by approximately a net $10 million in the second quarter of 2005 as compared to the same period in 2004 and increased TiO2 sales in the first six months of 2005 by approximately $21 million compared to the same period in 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons resulted in approximately a net $2 million increase and a net $3 million increase in the Company's income from operations in the second quarter and first six months of 2005, respectively, as compared to the corresponding periods in 2004.

Outlook

     Kronos expects its income from operations in 2005 will be significantly higher than 2004, due primarily to higher average selling prices. The quarterly price improvements in average selling prices since the third quarter of 2004 are the key to Kronos' anticipation that second half income from operations in 2005 will be significantly higher than the second half of 2004. Average prices in the second half of 2005 as compared to the second quarter of 2005 will likely rise modestly in North America, reflecting the expected partial implementation of prior selling price announcements. In Europe and export markets, average prices in the second half of 2005 will likely decline from the second quarter of 2005. Production volumes in the second half of 2005 will likely be similar to those achieved in the second half of 2004 and are expected to be below the production volumes in the first half of 2005, due primarily to certain finishing capacity being taken temporarily offline in order to complete debottlenecking projects at the Company's Leverkusen, Germany facility. Sales volumes in the second half of 2005 are expected to be lower than those in the second half of 2004, and are likely to be similar to the sales volumes in the first half of 2005. While the Company expects its income from operations in calendar 2005 will be higher than calendar 2004, Kronos expects its income from operations in the second half of 2005 will be below the first half of 2005. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     The Company's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of back-end finishing capacity to be able to process a larger quantity of the base TiO2 produced and equipment upgrades and enhancements to allow for reduced downtime for maintenance activities. The Company's production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with approximately 10,000 metric tons additional capacity available in 2006 through its continued debottlenecking efforts.

Other income (expense)

                                           Three months ended                       Six months ended
                                                June 30,                                June 30,
                                   -----------------------------------     ----------------------------------
                                     2004        2005      Difference       2004        2005      Difference
                                                                  (In millions)

Trade interest income              $   .2      $   .1       $  (.1)        $   .4      $   .2       $  (.2)
Other interest income                  .2          .3           .1             .4          .7           .3
Securities transaction gain           -           5.4          5.4             -          5.4          5.4
Interest expense to affiliates       (4.5)        -            4.5           (9.0)        -            9.0
Other interest expense               (8.6)      (11.6)        (3.0)         (17.8)      (23.4)        (5.6)
                                   ------      ------       ------         ------      ------       ------

                                   $(12.7)     $ (5.8)      $  6.9         $(26.0)     $(17.1)      $  8.9
                                   ======      ======       ======         ======      ======       ======

     Securities transaction gains in the second quarter of 2005 relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 8 to the Consolidated Financial Statements.

     Interest expense to affiliates in 2004 relates to the Company's $200 million long-term notes payable to affiliates, which were prepaid in the fourth quarter of 2004.

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including Kronos International, Inc.'s ("KII") euro 375 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Other interest expense in the second quarter and first six months of 2005 was $11.6 million and $23.4 million, respectively, increases of $3.0 million and $5.6 million from the second quarter and first six months of 2004. The increases were due primarily to higher levels of outstanding indebtedness resulting from the issuance of an additional euro 90 million principal amount of KII's Senior Secured Notes in November 2004. In addition, the increases in interest expense were due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million KII Senior Secured Notes outstanding during both periods by approximately $400,000 in the second quarter of 2005 and $1.0 million in the first six months of 2005 as compared to the second quarter and first six months of 2004. Assuming no significant change in interest rates or foreign currency exchange rates, other interest expense for the full-year 2005 is expected to be higher than amounts for the same periods in 2004 due primarily to the effect of the additional euro 90 million Senior Secured Notes issued in November 2004.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9 to the Consolidated Financial Statements.

     At June 30, 2005, Kronos has the equivalent of $590 million and $178 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2004 Annual Report, during 2004 Kronos concluded the benefit of such income tax loss carryforwards met the "more-likely-than-not" recognition criteria of GAAP, and accordingly in 2004 Kronos reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in the second quarter and first six months of 2005 is higher than its effective income tax rate in the second quarter and first six months of 2004, although its current and future cash income tax rate was not affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards. The Company's income tax benefit in the second quarter of 2004 includes a $268.6 million tax benefit ($5.49 per diluted share) related to reversal of the German deferred income tax asset valuation allowance.

Accounting principles not yet implemented

     See Note 12 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2004 and 2005 are presented below:

                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

 Net cash provided (used) by:
   Operating activities                                 $ 67.5              $  2.4
   Investing activities                                  (10.5)               (7.5)
   Financing activities                                  (24.5)              (36.9)
                                                        ------              ------

     Net cash provided (used) by operating,
          investing and financing activities            $ 32.5              $(42.0)
                                                        ======              ======

Summary

     The Company's primary source of liquidity on an ongoing short-term and long-term basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay any short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends. In addition, from time-to-time the Company may incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company may from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

Operating activities

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense consists of amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Cash flows from operating activities decreased from $67.5 million provided by operating activities in the first six months of 2004 to $2.4 million of cash provided by operating activities in the first six months of 2005. This $65.1 million decrease was due primarily to the net effects of (i) lower net income of $240.3 million, (ii) higher depreciation and amortization expense of $300,000
(iii) higher deferred income taxes of $275.0 million, (iv) lower net distributions from the TiO2 manufacturing joint venture of $7.6 million, (v) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $55.6 million in the first six months of 2005 as compared to the first six months of 2004 and (vi) higher cash paid for income taxes of $35.2 million, due in large part to a $20.1 million tax refund received during the first three months of 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. The Company's average days sales outstanding ("DSO") increased from 60 days at December 31, 2004 to 64 days at June 30, 2005, due to the timing of collection on the slightly higher accounts receivable balance at the end of June. At June 30, 2005, the average number of days in inventory ("DII") was consistent with the Company's December 31, 2004 average at 97 days.

Investing and financing activities

     The Company's capital expenditures were $10.8 million and $11.5 million in the first six months of 2004 and 2005, respectively. During the second quarter of 2005, the Company received $3.5 million from the sale of its passive interest in a Norwegian smelting operation.

     During the first six months of 2005, the Company repaid euro 10 million ($12.9 million when repaid) under its European Credit Facility. In each of the first and second quarters of 2005, the Company paid a regular quarterly dividend to stockholders of $.25 per share, aggregating $24.5 million.

     At June 30, 2005, unused credit available under Kronos' existing credit facilities approximated $155 million, which was comprised of: $95 million under its European revolving credit facility, $11 million under its Canadian credit facility, $45 million under its U.S. credit facility and $4 million under other non-US facilities. At June 30, 2005, KII had approximately $84 million available for payment of dividends and other restrictive payments as defined in the Senior Secured Notes indenture. Based upon Kronos' expectation for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meets its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

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

Other

     At June 30, 2005, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $17.6 million ($11.3 million held by non-U.S. subsidiaries), (ii) current restricted cash of $1.0 million and (iii) noncurrent restricted marketable debt securities of $2.6 million.

     At June 30, 2005, Kronos' outstanding debt was comprised of (i) $461.1 million related to KII's Senior Secured Notes and (ii) approximately $200,000 of other indebtedness. During the second quarter of 2005, the Company extended the respective maturity dates of its European and U.S. Credit Facilities each by three years to June 2008 and September 2008, respectively.

     KII's assets consist primarily of investments in its operating subsidiaries, and its ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of KII's subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interest of certain of KII's first-tier operating subsidiaries as collateral of such Senior Secured Notes.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect the liquidity of Kronos.

     Based upon Kronos' expectations for the TiO2 industry and anticipated demand for Kronos' cash resources as discussed herein, Kronos expects to have sufficient short-term (defined as the twelve-month period ending June 30, 2006) and long-term (defined as the five-year period ending December 31, 2009, the time period for which the Company generally does long-term budgeting) liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     See Note 9 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various non-U.S. jurisdictions, and see Note 11 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Certain of Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. For the periods ended June 30, 2004 and 2005 the Company has not used hedge accounting for any of its contracts. To manage such exchange rate risk, at June 30, 2005, Kronos held a series of contracts, which mature at various dates through December 2005, to exchange an aggregate of U.S. $22.5 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.23 per U.S. dollar to Cdn. $1.26 per U.S. dollar. At June 30, 2005, the actual exchange rate was Cdn. $1.23 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at June 30, 2005 was not material.

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

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. See page 19.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. However, the Company's assessment of internal control over financial reporting with respect to the Company's equity method investees did include the Company's controls over the recording of amounts related to the Company's investments that are recorded in the Company's consolidated financial statements, including controls over the selection of accounting methods for the Company's investments, the recognition of equity method earnings and losses and the determination, valuation and recording of the Company's investment account balances.

     There has been no change to the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 11 of the Consolidated Financial Statements and to the 2004 Annual Report for descriptions of certain legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's 2005 Annual Meeting of Shareholders was held on May 19, 2005. Keith R. Coogan, Cecil H. Moore, Jr., George E. Poston, Glenn R. Simmons, Harold
C. Simmons, R. Gerald Turner and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 97.8% of the 48.9 million common shares eligible to vote at the Annual Meeting.

Item 6. Exhibits

        10.1 - Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to
               Exhibit 10.1 of Kronos International, Inc.s' Form 8-K dated June 14, 2005. Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

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



                                                 Kronos Worldwide, Inc.
                                          ----------------------------------
                                                      (Registrant)



Date   August 3, 2005                      By /s/ Gregory M. Swalwell
                                              ---------------------------------
                                              Gregory M. Swalwell
                                              Vice President, Finance and Chief
                                               Financial Officer (Principal
                                               Financial Officer)


Date   August 3, 2005                      By /s/ James W. Brown
                                              ---------------------------------
                                              James W. Brown
                                              Vice President and Controller
                                              (Principal Accounting Officer)