Form 10-Q
period 2005-09-30
KRONOS WORLDWIDE INC
filed 2005-11-04
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2005       Commission file number 1-31763
                     ---------------------                              -------




                                  KRONOS WORLDWIDE, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                             76-0294959
-------------------------------                            --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                ---------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---   ---

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

Number of shares of the Registrant's common stock outstanding on October 31, 2005: 48,949,549.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                            Page
                                                                          number

Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Balance Sheets -
               December 31, 2004; September 30, 2005 (Unaudited)              3

              Consolidated Statements of Income -
               Three months and nine months ended
                September 30, 2004 and 2005 (Unaudited)                       5

              Consolidated Statements of Comprehensive Income -
               Nine months ended September 30, 2004 and 2005 (Unaudited)      6

              Consolidated Statement of Stockholders' Equity -
               Nine months ended September 30, 2005 (Unaudited)               7

              Consolidated Statements of Cash Flows -
               Nine months ended September 30, 2004 and 2005 (Unaudited)      8

              Notes to Consolidated Financial Statements (Unaudited)         10

  Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           18

  Item 4.     Controls and Procedures                                        28

Part II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                              30

  Item 6.     Exhibits                                                       30

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                           December 31,       September 30,
                                                                   2004                2005
                                                               -------------      --------------
                                                                                    (Unaudited)
 Current assets:
   Cash and cash equivalents                                   $    60,790          $   62,915
   Restricted cash                                                   1,529                 915
   Accounts and other receivables                                  190,319             199,304
   Refundable income taxes                                           3,272                 866
   Receivable from affiliates                                           16                   -
   Inventories                                                     233,858             251,445
   Prepaid expenses and other                                        4,529               7,280
   Deferred income taxes                                             1,205               4,299
                                                               -----------          ----------

       Total current assets                                        495,518             527,024
                                                               -----------          ----------

 Other assets:
   Investment in TiO2 manufacturing joint venture                  120,251             115,151
   Deferred income taxes                                           238,284             178,553
   Other                                                            32,340              27,550
                                                               -----------          ----------

       Total other assets                                          390,875             321,254
                                                               -----------          ----------

 Property and equipment:
   Land                                                             35,511              32,140
   Buildings                                                       196,983             183,976
   Equipment                                                       857,714             787,043
   Mining properties                                                71,980              66,607
   Construction in progress                                         16,753              22,577
                                                               -----------          ----------
                                                                 1,178,941           1,092,343
   Less accumulated depreciation and amortization                  712,051             677,913
                                                               -----------          ----------

       Net property and equipment                                  466,890             414,430
                                                               -----------          ----------

                                                               $ 1,353,283          $1,262,708
                                                               ===========          ==========

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                        December 31,       September 30,
                                                                   2004                2005
                                                               -------------      --------------
                                                                                    (Unaudited)
 Current liabilities:
   Current maturities of long-term debt                        $   13,792           $      158
   Accounts payable and accrued liabilities                       170,009              168,711
   Payable to affiliates                                            9,231               10,651
   Income taxes                                                    17,129               13,486
   Deferred income taxes                                            2,722                  906
                                                               -----------          ----------

       Total current liabilities                                  212,883              193,912
                                                               -----------          ----------


 Noncurrent liabilities:
   Long-term debt                                                 519,403              457,620
   Deferred income taxes                                           60,081               58,335
   Accrued pension costs                                           61,300               55,468
   Accrued postretirement benefits costs                           11,288               10,742
   Other                                                           17,407               13,425
                                                               -----------          ----------

       Total noncurrent liabilities                               669,479              595,590
                                                               -----------          ----------

 Minority interest                                                     76                   73
                                                               -----------          ----------


 Stockholders' equity:
   Common stock                                                       489                  489
   Additional paid-in capital                                   1,060,643            1,061,540
   Retained deficit                                              (463,352)            (437,846)
   Accumulated other comprehensive loss:
     Currency translation                                         (88,181)            (112,296)
     Pension liabilities                                          (38,754)             (38,754)
                                                               -----------          ----------

       Total stockholders' equity                                 470,845              473,133
                                                               -----------          ----------

                                                               $1,353,283           $1,262,708
                                                               ===========          ==========



Commitments and contingencies (Notes 10 and 12)



          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (Unaudited)

                                                            Three months ended               Nine months ended
                                                               September 30,                   September 30,
                                                          -----------------------          ----------------------
                                                           2004            2005             2004            2005
                                                           ----            ----             ----            ----
                                                                                         (Restated)

Net sales                                                $ 286,058      $ 292,113        $ 845,114       $ 895,675
Cost of sales                                              219,382        216,193          649,118         640,918
                                                         ---------      ---------        ---------       ---------

    Gross margin                                            66,676         75,920          195,996         254,757

Selling, general and administrative expense                 35,777         36,877          105,991         111,974
Other operating income (expense):
  Currency transaction gains (losses), net                  (1,414)           228             (858)          3,551
  Disposition of property and equipment                       (197)          (287)            (199)           (441)
  Other income                                                 234            307            6,514             419
  Corporate expense                                           (589)        (1,075)          (1,868)         (3,948)
                                                         ---------      ---------        ---------       ---------

    Income from operations                                  28,933         38,216           93,594         142,364

Other income (expense):
  Trade interest income                                        287            247              699             467
  Other interest income                                        284            160              657             780
  Securities transaction gain                                    -              -                -           5,439
  Interest expense to affiliates                            (4,529)             -          (13,480)           -
  Interest expense                                          (8,720)       (10,630)         (26,529)        (34,027)
                                                         ---------      ---------        ---------       ---------

    Income before income taxes and
        minority interest                                   16,255         27,993           54,941         115,023

 Provision for income taxes (benefit)                        6,189         20,039         (249,742)         52,796

Minority interest in after-tax earnings                         18              2               38               9
                                                         ---------      ---------        ---------       ---------

    Net income                                           $  10,048      $   7,952        $ 304,645       $  62,218
                                                         =========      =========        =========       =========

Cash dividend per share                                  $     .25      $     .25        $     .75       $     .75
                                                         =========      =========        =========       =========

Basic and diluted net income per share                   $     .21      $     .16        $    6.22       $    1.27
                                                         =========      =========        =========       =========

Basic and diluted weighted-average shares used in
   the calculation of net income per share                  48,946         48,950           48,945          48,948
                                                         =========      =========        =========       =========


          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                       2004             2005
                                                       ----             ----
                                                    (Restated)

Net income                                           $ 304,645        $  62,218

Other comprehensive income (loss) -
    currency translation adjustment                      2,476          (24,115)
                                                     ---------        ---------

          Comprehensive income                       $ 307,121        $  38,103
                                                     =========        =========



          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                    Accumulated other
                                                                                   comprehensive loss
                                              Additional                      ------------------------------          Total
                                 Common         paid-in        Retained         Currency          Pension         stockholders'
                                 stock          capital         deficit       translation       liabilities           equity
                                -------       ----------       --------       -----------       -----------       -------------

Balance at December 31, 2004    $  489        $1,060,643       $(463,352)      $ (88,181)         $(38,754)          $470,845

Net income                        -                 -             62,218            -                 -                62,218

Dividends                         -                 -            (36,712)           -                 -               (36,712)

Other comprehensive loss          -                 -               -            (24,115)             -               (24,115)

Other                             -                  897            -               -                 -                   897
                                ------        ----------       ---------       ---------          --------           --------

Balance at September 30, 2005   $  489        $1,061,540       $(437,846)      $(112,296)         $(38,754)          $473,133
                                ======        ==========       =========       =========          ========           ========



          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)



                                                                 2004            2005
                                                                 ----            ----
                                                              (Restated)
 Cash flows from operating activities:
   Net income                                                  $304,645       $ 62,218
   Depreciation and amortization                                 32,588         32,711
   Noncash interest expense                                       1,852          2,241
   Deferred income taxes                                       (261,228)        29,476
   Minority interest                                                 38              9
   Net loss from disposition of property and equipment              199            441
   Securities transaction gain                                        -         (5,439)
   Distributions from TiO2 manufacturing joint venture, net       9,100          5,100
   Pension cost, net                                                461         (3,251)
   Other postretirement benefits, net                              (506)          (658)
   Other, net                                                     1,942         (1,632)
   Change in assets and liabilities:
     Accounts and other receivables                             (49,582)       (26,478)
     Inventories                                                 61,122        (36,107)
     Prepaid expenses                                            (4,729)        (3,253)
     Accounts payable and accrued liabilities                    (6,351)        13,672
     Income taxes                                                33,290          1,438
     Accounts with affiliates                                     1,297          3,528
     Other, net                                                  (4,310)        (4,723)
                                                               --------       --------

         Net cash provided by operating activities              119,828         69,293
                                                               --------       --------

 Cash flows from investing activities:
   Capital expenditures                                         (21,417)       (20,868)
   Change in restricted cash equivalents                            409            592
   Proceeds from disposal of interest in
     Norwegian smelting operation                                     -          3,542
   Other, net                                                        83             37
                                                               --------       --------

         Net cash used in investing activities                  (20,925)       (16,697)
                                                               --------       --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                  99,968          8,600
     Principal payments                                        (100,030)       (21,655)
   Dividends paid                                               (36,710)       (36,712)
   Other, net                                                      -             1,208
                                                               --------       --------

         Net cash used in financing activities                  (36,772)       (48,559)
                                                               --------       --------

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)


                                                                 2004            2005
                                                                 ----            ----
                                                              (Restated)

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities               $ 62,131       $  4,037
   Currency translation                                             497         (1,912)
 Cash and cash equivalents at beginning of period                55,876         60,790
                                                               --------       --------

 Cash and cash equivalents at end of period                    $118,504       $ 62,915
                                                               ========       ========


 Supplemental disclosures:
   Cash paid (received) for:
     Interest, net of amounts capitalized                      $ 30,369       $ 21,601
     Income taxes, net                                          (22,433)        20,724

     Noncash investing activity - inventory
        received as partial consideration for
        disposal of interest in Norwegian
        smelting operation                                     $   -          $  1,897





          See accompanying notes to consolidated financial statements.

                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 -       Organization and basis of presentation:

     Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO) is a subsidiary of Valhi, Inc. (NYSE: VHI). Kronos' sole business segment is associated with the production and sale of titanium dioxide pigments ("TiO2"). At September 30, 2005, (i) Valhi held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock,
(ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The consolidated balance sheet of Kronos at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2005, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2004 and 2005, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

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

     During the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million, or $.35 per diluted share, net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the Company's year-to-date results of operations for the nine months ended September 30, 2004, as presented herein, reflects this additional income tax benefit.

     The Company has not issued any stock options to purchase Kronos common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. See Note 13. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL and the Company, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because Kronos could not overcome the presumption that it would not similarly cash settle the remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Aggregate compensation expense related to NL stock options held by employees of the Company was approximately $1 million and $1.9 million in the third quarter and first nine months of 2004, respectively and aggregate compensation expense (income) was approximately $500,000 and ($400,000) in the third quarter and first nine months of 2005, respectively.

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

                                                       Three months ended          Nine months ended
                                                         September 30,                September 30,
                                                      -------------------          ------------------
                                                      2004           2005          2004          2005
                                                      ----           ----          ----          ----
                                                            (In millions, except per share amounts)

Net income as reported                               $ 10.0         $ 8.0         $304.6         $62.2

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation
   expense determined under APBO No. 25                  .6            .3            1.2          (.3)
  Stock-based employee compensation
   expense determined under SFAS No. 123                 -             -              -             -
                                                     ------         -----         ------         -----

Pro forma net income                                 $ 10.6         $ 8.3         $305.8         $61.9
                                                     ======         =====         ======         =====

Basic and diluted earnings per share:
  As reported                                        $  .21         $ .16         $ 6.22         $1.27
  Pro forma                                             .22           .17           6.25          1.26


Note 2 - Accounts and other receivables:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Trade receivables                                                $176,332            $187,676
 Insurance claims                                                       32                  21
 Recoverable VAT and other receivables                              16,332              14,124
 Allowance for doubtful accounts                                    (2,377)             (2,517)
                                                                  --------            --------

                                                                  $190,319            $199,304
                                                                  ========            ========

Note 3 - Inventories:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Raw materials                                                    $ 45,962            $ 43,934
 Work in process                                                    16,612              19,480
 Finished products                                                 130,385             148,977
 Supplies                                                           40,899              39,054
                                                                  --------            --------

                                                                  $233,858            $251,445
                                                                  ========            ========

Note 4 - Other noncurrent assets:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Deferred financing costs, net                                    $ 10,921            $  8,886
 Restricted marketable debt securities                               2,877               2,682
 Unrecognized net pension obligations                               13,518              12,994
 Other                                                               5,024               2,988
                                                                  --------            --------

                                                                  $ 32,340            $ 27,550
                                                                  ========            ========

Note 5 - Accounts payable and accrued liabilities:


                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Accounts payable                                                 $ 91,713           $ 71,935
 Employee benefits                                                  36,861             34,625
 Interest                                                              152             10,244
 Other                                                              41,283             51,907
                                                                  --------            --------

                                                                  $170,009            $168,711
                                                                  ========            ========


Note 6 - Long-term debt:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Kronos International, Inc. and subsidiaries:
   8.875% Senior Secured Notes                                    $519,225            $457,572
   European bank credit facility                                    13,622                   -
   Other                                                               348                 206
                                                                  --------            --------

                                                                   533,195             457,778
 Less current maturities                                            13,792                 158
                                                                  --------            --------

                                                                  $519,403            $457,620
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

     During the first nine months of 2005, the Company repaid an aggregate of euro 10 million ($12.9 million when repaid) under its European Credit Facility. During the second quarter of 2005, the Company extended the respective maturity dates of its European and U.S. Credit Facilities each by three years to June 2008 and September 2008, respectively.

Note 7 - Other noncurrent liabilities:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Employee benefits                                                $  5,107            $  4,615
 Insurance claims and expenses                                       1,927               1,424
 Asset retirement obligations                                          958                 941
 Other                                                               9,415               6,445
                                                                  --------            --------

                                                                  $ 17,407            $ 13,425
                                                                  ========            ========

Note 8 - Stockholders' equity:

     During the first nine months of 2005, Valhi purchased certain shares of the Company's common stock in market transactions. Within six months of such purchases, NL had sold certain shares of the Company's common stock in market transactions. In settlement of any alleged short-swing profits derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Valhi remitted approximately $1.1 million which amount, net of income taxes, has been recorded by the Company as a capital contribution, increasing additional paid-in capital.

Note 9 - Other income:

                                                                Nine months ended
                                                                  September 30,
                                                            ------------------------
                                                             2004              2005
                                                             ----              ----
                                                                 (In thousands)

 Contract dispute settlement                                $6,289            $  -
 Other income                                                  225               419
                                                            ------            ------

                                                            $6,514            $  419
                                                            ======            ======

     Securities transaction gain in the nine months ended September 30, 2005, classified as nonoperating income, relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.

Note 10 - Provision for income taxes (benefit):

                                                                Nine months ended
                                                                  September 30,
                                                            ------------------------
                                                             2004              2005
                                                             ----              ----
                                                                  (In millions)

 Expected tax expense                                      $ 19.2            $ 40.3
 Incremental U.S. tax and rate differences on                                    .8
  equity in earnings of non-tax group companies               (.1)
 Non-U.S. tax rates                                           (.3)               .3
 Loss of German tax attribute                                  -               17.5
 State income taxes, net                                       -                3.9
 Tax contingency reserve adjustments                           -              (12.5)
 Change in deferred income tax valuation allowance, net    (277.3)               -
 Refund of prior year income taxes                           (3.1)               -
 Nondeductible expenses                                       2.3               2.7
 Other, net                                                   9.6               (.2)
                                                           ------             -----

                                                          ($249.7)            $ 52.8
                                                           ======             ======

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at September 30, 2005). Kronos filed a protest to this assessment, and believed that a significant portion of the assessment was without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). Kronos filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

o Kronos has received a tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies, including interest, of approximately Cdn. $5 million ($4 million). Kronos filed a protest and in October 2005, the Canadian tax authorities agreed to reduce the assessment and settle all issues, including interest, for approximately Cdn. $2 million ($1.7 million).

     During the third quarter of 2005, Kronos reached an agreement in principle with the German tax authorities regarding such tax authorities' objection to the value assigned to certain intellectual property rights held by Kronos' operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes will be reduced retroactively, resulting in a reduction in the amount of Kronos' net operating loss carryforward in Germany as well as a future reduction in the amount of amortization expense attributable to such intellectual property. As a result,

Kronos recognized a $17.5 million non-cash deferred income tax expense in the third quarter of 2005 related to such agreement. The $12.5 million tax contingency adjustment income tax benefit in the first nine months of 2005 relates primarily to the withdrawal of the Belgium tax authorities' assessment related to 1999 and the Canadian tax authorities' reduction of one of its assessments, as discussed above.

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

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from a controlled foreign corporation in 2005. In the third quarter of 2005, the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction. As disclosed in the 2004 Annual Report, the Company does not provide U.S. deferred income taxes or foreign withholding taxes with respect to undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest for the foreseeable future.

Note 11 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                     Three months ended            Nine months ended
                                                        September 30,                September 30,
                                                     ------------------            -----------------
                                                     2004          2005            2004         2005
                                                     ----          ----            ----         ----
                                                                      (In thousands)

 Service cost                                      $ 1,772       $ 1,974         $ 4,829      $ 5,875
 Interest cost                                       4,267         4,311          12,882       13,345
 Expected return on plan assets                     (3,776)       (3,884)        (11,396)     (12,002)
 Amortization of prior service cost                    140           145             421          449
 Amortization of net transition obligations            159             -             482          310
 Recognized actuarial losses                           739           900           2,227        2,778
                                                   -------       -------         -------      -------

                                                   $ 3,301       $ 3,446         $ 9,445      $10,755
                                                   =======       =======         =======      =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.


                                                     Three months ended            Nine months ended
                                                        September 30,                September 30,
                                                     ------------------            -----------------
                                                     2004          2005            2004         2005
                                                     ----          ----            ----         ----
                                                                      (In thousands)

  Service cost                                     $    57       $    56         $   170      $   165
  Interest cost                                        180           146             540          435
  Amortization of prior service credit                (182)         (159)           (548)        (479)
  Recognized actuarial losses                           38            18             116           53
                                                   -------       -------         -------      -------

                                                   $    93       $    61         $   278      $   174
                                                   =======       =======         =======      =======

Note 12 - Commitments and contingencies:

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

Note 13 - Accounting principles not yet implemented:

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

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC"), the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, and because the Company has not granted any options and does not expect to grant any options prior to January 1, 2006, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company or its subsidiaries and affiliates, however, either grant a significant number of options to employees of the Company or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the 2004 and 2005 periods presented are primarily due to the net effects of (i) higher average TiO2 selling prices, (ii) lower TiO2 selling volumes and
(iii) relative changes in foreign currency exchange rates. Selling prices for TiO2 (in billing currencies) were generally decreasing during the first half of 2004, increasing during the last half of 2004 and the first six months of 2005 and decreasing during the third quarter of 2005.

     The Company reported net income of $8.0 million, or $.16 per diluted share, in the third quarter of 2005 as compared to net income of $10.0 million, or $.21 per diluted share, in the third quarter of 2004. The Company reported net income of $62.2 million, or $1.27 per diluted share, in the first nine months of 2005 as compared to net income of $304.6 million, or $6.22 per diluted share, in the first nine months of 2004. The Company reported lower net income in the third quarter of 2005 as the favorable effect of higher income from operations in 2005 was more than offset by the effects of higher income taxes in 2005 related to the Company's European operations. Net income in the first nine months of 2005 includes (i) a net third quarter non-cash income tax charge of $.10 per diluted share for recent developments with respect to ongoing non-U.S. income tax audits primarily in Germany, Belgium and Canada and (ii) a securities transaction gain of $.07 per diluted share related to the sale of the Company's passive interest in a Norwegian smelting operation. Net income in the first nine months of 2004 includes (i) a second quarter non-cash income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $5.49 per diluted share and (ii) income related to Kronos' contract dispute settlement of $.08 per diluted share. Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

o    Future supply and demand for the Company's products,

o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The cyclicality of the Company's business,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The timing and amounts of insurance recoveries,
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation, and
o    Possible future litigation.

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


                                              Three months ended                       Nine months ended
                                                 September 30,                           September 30,
                                      -----------------------------------     ------------------------------------
                                       2004         2005       % Change        2004          2005        % Change
                                       ----         ----       --------        ----          ----        --------
                                                      (In millions, except percentages and volumes)

 Net sales                            $286.1       $292.1          +2%        $845.1         $895.7         +6%
 Cost of sales                         219.4        216.2          -1%         649.1          640.9         -1%
                                      ------       ------                     ------         ------

 Gross margin                           66.7         75.9         +14%         196.0          254.8        +30%

 Selling, general and
     administrative expense            (35.8)       (36.9)         +3%        (106.0)        (112.0)        +6%
 Currency transaction gains
     (losses), net                      (1.4)          .2                        (.8)           3.5
 Contract dispute settlement              -            -                         6.3             -
 Corporate expense                       (.6)        (1.0)                      (1.9)          (3.9)
                                      ------       ------                     ------         ------

 Income from operations               $ 28.9       $ 38.2         +32%        $ 93.6         $142.4        +52%
                                      ======       ======                     ======         ======

 TiO2 operating statistics:

   Percent change in average
     selling prices:
       Using actual foreign
         currency exchange rates                                   +8%                                     +12%
       Impact of changes in foreign
         currency exchange rates                                   -1%                                      -3%
                                                                 ----                                     ----

       In billing currencies                                       +7%                                      +9%
                                                                 ====                                     ====

   Sales volumes*                      128            119          -7%           383           356          -7%
   Production volumes*                 123            122          -1%           363           371          +2%

________________________________

     *    Thousands of metric tons

     Kronos' sales increased $6.0 million (2%) in the third quarter of 2005 compared to the third quarter of 2004 and increased $50.6 million (6%) in the first nine months of 2005 as compared to the same period in 2004 due primarily to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $2 million and $24 million in the quarter and year-to-date periods, respectively, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the third quarter and first nine months of 2005 were 7% and 9% higher as compared to the third quarter and first nine months of 2004, respectively. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the third quarter of 2005 increased 8% compared to the third quarter of 2004 and increased 12% for the first nine months of 2005 compared to the first nine months of 2004. Kronos' average TiO2 selling prices in billing currencies in the third quarter of 2005 decreased 1% compared to the second quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 8% and 12% increases in Kronos' average TiO2 selling prices during the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 7% and 9% increases in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in both the third quarter and first nine months of 2005 decreased 7% compared to the corresponding periods in 2004, with volumes lower in all regions of the world. Kronos' production levels, decreased 1% in the third quarter of 2005 and increased 2% during the first nine months of 2005 as compared to the same periods in 2004. Kronos' operating rates were near full capacity in those periods, and Kronos' production volumes were a new record for Kronos for a first nine-month period.

     The Company's cost of sales decreased $3.2 million (1%) in the third quarter of 2005 compared to the third quarter of 2004, and decreased $8.2 million (1%) in the year-to-date period largely due to lower sales volumes. As a result of the higher average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales, decreased from 77% in each of the third quarter and first nine months of 2004 to 74% and 72% in the third quarter and first nine months of 2005, respectively.

     The Company's gross margins for the third quarter of 2005 increased $9.2 million (14%) from the third quarter of 2004 and increased $58.8 million (30%) in the first nine months of 2005 as compared to the first nine months of 2004 due to the aforementioned increases in net sales.

     Selling, general and administrative expenses increased $1.1 million (3%) and $6.0 million (6%), respectively, in the third quarter and first nine months of 2005 as compared to the corresponding periods in 2004. These increases are largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars. Corporate expense increased $400,000 and $2.0 million, respectively, in the third quarter and first nine months of 2005 as compared to the corresponding periods of 2004 due primarily to higher professional fees and other costs associated with Kronos being a public company.

     Income from operations in the nine months ended September 30, 2004 includes income of $6.3 million ($4.1 million, or $.08 per diluted share, net of income taxes) related to settlement of a contract dispute with a customer.

     The Company has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by approximately a net $2 million in the third quarter of 2005 as compared to the same period in 2004 and increased TiO2 sales in the first nine months of 2005 by approximately $24 million compared to the same period in 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons resulted in approximately a net $2 million increase in the Company's income from operations in the first nine months of 2005 as compared to the corresponding period in 2004 (currency exchange rate fluctuations did not have a significant effect on the quarter-to-quarter comparisons).

Outlook

     Kronos expects its income from operations in 2005 will be significantly higher than 2004, due primarily to higher overall average selling prices on a year-to-year comparison basis. While the Company expects its income from operations in calendar 2005 will be higher than calendar 2004, Kronos expects its income from operations in the fourth quarter of 2005 will be consistent with the third quarter of 2005, exclusive of the effect of any insurance recoveries which might be recognized as a result of Hurricane Rita (as discussed below). Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     On September 22, 2005, the chloride-process TiO2 facility operated by the Company's 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005. Operations are expected to be restored in early November 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved are covered by insurance, and the Company believes insurance will cover its business interruption losses (subject to applicable deductibles) resulting from its share of the lost production from LPC. The Company's results of operations in the third quarter of 2005 include approximately $1 million of costs related to hurricane Rita (primarily the Company's share of LPC's unabsorbed fixed costs) for which no insurance recovery has yet been recognized as the amounts are not presently determinable. The effect on the Company's financial results will depend on the timing and amount of insurance recoveries. The Company-owned warehouse and slurry facilities located near to LPC's facility were also temporarily closed due to the storm, but property damage to these facilities was not significant.

     The Company's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. The Company's production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2005 (absent the effect of the Hurricane discussed above) is approximately 500,000 metric tons, with approximately 10,000 metric tons additional capacity expected to be available in 2006 through its continued debottlenecking efforts.

Other income (expense)

                                              Three months ended                       Nine months ended
                                                 September 30,                           September 30,
                                      -----------------------------------     ------------------------------------
                                       2004         2005      Difference        2004        2005       Difference
                                       ----         ----      ----------        ----        ----       ----------
                                                      (In millions, except percentages and volumes)

 Trade interest income               $   .3        $   .3      $   -           $   .7      $   .5        $  (.2)
 Other interest income                   .3            .1         (.2)             .6          .7            .1
 Securities transaction gain             -             -           -               -          5.4           5.4
 Interest expense to affiliates        (4.5)           -          4.5           (13.5)         -           13.5
 Other interest expense                (8.7)        (10.6)       (1.9)          (26.5)      (34.0)         (7.5)
                                     ------        ------      ------          ------      ------        ------

                                     $(12.6)       $(10.2)     $  2.4          $(38.7)     $(27.4)       $ 11.3
                                     ======        ======      ======          ======      ======        ======

     Securities transaction gain in the second quarter of 2005 relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 9 to the Consolidated Financial Statements.

     Interest expense to affiliates in 2004 relates to the Company's $200 million long-term notes payable to affiliates, which were prepaid in the fourth quarter of 2004.

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including Kronos International, Inc.'s ("KII") euro 375 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Other interest expense in the third quarter and first nine months of 2005 was $10.6 million and $34.0 million, respectively, or $1.9 million and $7.5 million higher than the respective periods of 2004. The increases were due primarily to higher levels of outstanding indebtedness resulting from the issuance of an additional euro 90 million principal amount of KII's Senior Secured Notes in November 2004. In addition, the increases in interest expense were due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million KII Senior Secured Notes outstanding during both periods by approximately $100,000 in the third quarter of 2005 and $1.0 million in the first nine months of 2005 as compared to the third quarter and first nine months of 2004. Assuming no significant change in interest rates or foreign currency exchange rates, other interest expense for the full-year 2005 is expected to be higher than amounts for the same periods in 2004 due primarily to the effect of the additional euro 90 million Senior Secured Notes issued in November 2004.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 10 to the Consolidated Financial Statements.

     At September 30, 2005, Kronos has the equivalent of $564 million and $146 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2004 Annual Report, during 2004 Kronos concluded the benefit of such income tax loss carryforwards met the "more-likely-than-not" recognition criteria of GAAP, and accordingly in 2004 Kronos reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards. The Company's income tax benefit in the first nine months of 2004 includes a $277.3 million tax benefit ($5.67 per diluted share) related to reversal of the German deferred income tax asset valuation allowance (including the $268.6 million tax benefit recognized in the second quarter of 2004).

Accounting principles not yet implemented

     See Note 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2004 and 2005 are presented below:

                                                        Nine months ended
                                                          September 30,
                                                   ----------------------------
                                                      2004               2005
                                                      ----               ----
                                                          (In millions)

 Net cash provided (used) by:
   Operating activities                             $119.8             $ 69.3
   Investing activities                              (20.9)             (16.7)
   Financing activities                              (36.8)             (48.6)
                                                    ------             ------

     Net cash provided by operating,
      investing and financing activities            $ 62.1             $  4.0
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

     Cash flows from operating activities decreased from $119.8 million provided by operating activities in the first nine months of 2004 to $69.3 million of cash provided by operating activities in the first nine months of 2005. This $50.5 million decrease was due primarily to the net effects of (i) lower net income of $242.4 million, (ii) higher deferred income taxes of $290.7 million,
(iii) lower net distributions from the TiO2 manufacturing joint venture of $4.0 million, (iv) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $51.9 million in the first nine months of 2005 as compared to the first nine months of 2004 and
(v) higher cash paid for income taxes of $43.2 million, due in large part to an aggregate $34.7 million of tax refunds received during the first nine months of 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. The Company's average days sales outstanding ("DSO") increased from 60 days at December 31, 2004 to 61 days at September 30, 2005, due to the timing of collection on the slightly higher accounts receivable balance at the end of September. At September 30, 2005, the average number of days in inventory ("DII") increased to 105 days from 97 days at December 31, 2004 due to the effects of higher production volume and lower sales volume.

Investing and financing activities

     The Company's capital expenditures were $21.4 million and $20.9 million in the first nine months of 2004 and 2005, respectively. During the second quarter of 2005, the Company received $3.5 million from the sale of its passive interest in a Norwegian smelting operation.

     During the first nine months of 2005, the Company repaid euro 10 million ($12.9 million when repaid) under its European Credit Facility. The Company also borrowed and repaid $8.6 million under its U.S. credit facility during the first nine months of 2005. In each of the first, second and third quarters of 2005, the Company paid a regular quarterly dividend to stockholders of $.25 per share, aggregating $36.7 million.

     At September 30, 2005, unused credit available under Kronos' existing credit facilities approximated $147 million, which was comprised of: $96 million under its European revolving credit facility, $11 million under its Canadian credit facility, $36 million under its U.S. credit facility and $4 million under other non-US facilities. At September 30, 2005, KII had approximately $89 million allowed for payment of dividends and other restrictive payments as permitted by the provisions of the Senior Secured Notes indenture. Based upon Kronos' expectation for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

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

Other

     At September 30, 2005, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $62.9 million ($59.9 million held by non-U.S. subsidiaries), (ii) current restricted cash of $1.0 million and (iii) noncurrent restricted marketable debt securities of $2.7 million.

     At September 30, 2005, Kronos' outstanding debt was comprised of (i) $457.6 million related to KII's Senior Secured Notes and (ii) approximately $200,000 of other indebtedness. During the second quarter of 2005, the Company extended the respective maturity dates of its European and U.S. Credit Facilities each by three years to June 2008 and September 2008, respectively.

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

     Based upon Kronos' expectations for the TiO2 industry and anticipated demand for Kronos' cash resources as discussed herein, Kronos expects to have sufficient short-term (defined as the twelve-month period ending September 30, 2006) and long-term (defined as the five-year period ending December 31, 2009, the time period for which the Company generally does long-term budgeting) liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     See Note 10 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various non-U.S. jurisdictions, and see Note 12 to the Consolidated Financial Statements for discussion of certain legal proceedings with respect to Kronos.

     Certain of Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a nominal portion of its foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. For the periods ended September 30, 2004 and 2005 the Company has not used hedge accounting for any of its contracts. To manage such exchange rate risk, at September 30, 2005, Kronos held a series of contracts, which mature at various dates through December 2005, to exchange an aggregate of U.S. $10.0 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.25 per U.S. dollar to Cdn. $1.26 per U.S. dollar. At September 30, 2005, the actual exchange rate was Cdn. $1.18 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at September 30, 2005 was not material.

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

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. See page 20.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 12 of the Consolidated Financial Statements and to the 2004 Annual Report for descriptions of certain legal proceedings.

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



                                                   Kronos Worldwide, Inc.
                                                ---------------------------
                                                       (Registrant)



Date   November 3, 2005                   By /s/ Gregory M. Swalwell
                                             ----------------------------------
                                             Gregory M. Swalwell
                                              Vice President, Finance and Chief
                                               Financial Officer (Principal
                                               Financial Officer)


Date   November 3, 2005                   By /s/ James W. Brown
                                             ----------------------------------
                                             James W. Brown
                                             Vice President and Controller
                                             (Principal Accounting Officer)