Form 10-K
period 2005-12-31
KRONOS WORLDWIDE INC
filed 2006-03-16
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2005
                                                        -----------------
                         Commission file number 1-31763

                             KRONOS WORLDWIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            76-0294959
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
-------------------------------------------                   ------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
     Title of each class                                which registered
   -----------------------                       ----------------------------
        Common stock                                New York Stock Exchange
      ($.01 par value)

Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark:

     If the Registrant is a well-known  seasoned issuer,  as defined in Rule 405
     of the Securities Act. Yes    No X
                               ---   ---

     If the Registrant is not required to file reports pursuant to Section 13 or
     Section 15(d) of the Act. Yes    No X
                                  ---   ---

     Whether the  Registrant  (1) has filed all reports  required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                              ---   ---

     If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
     this Form 10-K. Yes    No X
                        ---   ---

     Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large
     accelerated filer    Accelerated filer X  Non-accelerated filer
                      ---                  ---                      ---

     Whether the  Registrant is a shell company (as defined in Rule 12b-2 of the
     Act). Yes    No X
              ---   ---

The aggregate market value of the 3.5 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2005 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $104 million.

As of February 28, 2006, 48,949,549 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference
                      -------------------------------------

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.



                                     PART I


ITEM 1.  BUSINESS

     Kronos Worldwide, Inc., (NYSE: KRO) organized as a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"). Approximately one-half of the Company's 2005 sales volumes were attributable to markets in Europe. The Company believes it is the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes. The Company has an estimated 15% share of North American TiO2 sales volume. Kronos has production facilities throughout Europe and North America. Kronos and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

     At December 31, 2005, (i) Valhi, Inc (NYSE: VHI) held approximately 57% of the Company's common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of the outstanding common stock of the Company, (ii) Valhi held 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control such companies.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 1A - "Risk Factors," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The timing and amounts of insurance recoveries,
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation, and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

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

     The Company and its distributors and agents sell and provide technical services for its products to over 4,000 customers in over 100 countries with the majority of sales in Europe and North America. TiO2 is distributed by rail and truck in either dry or slurry form and by ocean carrier in dry form. The Company and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. The Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

     Sales of TiO2 represented about 90% of Kronos' total sales in 2005. Sales of other products, complementary to Kronos' TiO2 business, are comprised of the following:

o Kronos owns an ilmenite mine in Norway and operated pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of Kronos' European sulfate-process plants. The mine has estimated reserves that are expected to last at least 50 years. Ilmenite sales to third-parties represented approximately 5% of the Company's consolidated net sales in 2005.
o Kronos manufactures and sells iron-based chemicals, which are by-products and processed by-products of the TiO2 pigment production process. These co-product chemicals are marketed through Kronos' Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products. Sales of iron-based chemical products were about 4% of sales in 2005.
o Kronos manufactures and sells certain titanium chemical products (titanium oxychloride and titanyl sulfate), which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments. Sales of these products were about 1% of sales in 2005.

     Manufacturing process and raw materials. TiO2 is manufactured by the Company using both the chloride process and the sulfate process. Approximately 73% of the Company's current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield and production of less waste and lower energy requirements and labor costs. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology can produce either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is "finished" into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2005, chloride-process production facilities represented approximately 64% of industry capacity.

     Kronos produced a new Company record 492,000 metric tons of TiO2 in 2005, compared to the prior records of 484,000 metric tons in 2004 and 476,000 metric tons in 2003. Such production amounts include the Company's one-half interest in the joint-venture owned Louisiana plant discussed below. The Company's average production capacity utilization rates were near full capacity in 2003, 2004 and 2005. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some slight additional capacity available in 2007 through Kronos' continued debottlenecking efforts.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. The Company purchased approximately 430,000 metric tons of chloride feedstock in 2005, of which the vast majority was slag. The Company purchased chloride process grade slag in 2005 from a subsidiary of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia) under a long-term supply contract that expires at the end of 2009. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride process feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock, derived primarily from rock and beach sand ilmenite, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, the Company owns and operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its European sulfate-process pigment plants in 2005. The Company produced approximately 816,000 metric tons of ilmenite in 2005 of which approximately 317,000 metric tons were used internally with the remainder sold to third parties. For its Canadian sulfate-process plant, the Company also purchases sulfate grade slag (approximately 29,000 metric tons in 2005) primarily from Q.I.T. Fer et Titane Inc. Canada, a subsidiary of Rio Tinto plc UK, under a long-term supply contract that expires at the end of 2009. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's sulfate process feedstock requirements over the next several years.

     The contracts contain fixed quantities that Kronos is required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased. The quantities under these contracts do not require Kronos to purchase feedstock in excess of amounts that Kronos would reasonably consume in any given year. The pricing under these agreements is generally negotiated annually.

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

     The following table summarizes our raw materials procured or mined in 2005.

                                                Quantities of Raw Materials
                                                     Procured or Mined
                                            -----------------------------------
Production Process/Raw Material                (In thousands of metric tons)
-------------------------------

Chloride process plants -
  purchased slag or natural rutile ore                      433

Sulfate process plants:
  Raw ilmenite ore mined internally                         317
  Purchased slag                                             29


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

     Kronos is required to purchase one-half of the TiO2 produced by the joint venture. Because Kronos does not control the joint venture, the joint venture is not consolidated in the Company's financial statements. The Company accounts for its interest in the joint venture by the equity method. The manufacturing joint venture operates on a break-even basis and, accordingly, the Company reports no equity in earnings of the joint venture. With the exception of raw material and packaging costs for the pigment grades produced, Kronos and Huntsman share all costs and capital expenditures of the joint venture equally. The Company's share of net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold. See Notes 6 and 15 to the Consolidated Financial Statements.

     Competition. The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of the Company's production are considered commodity pigments with price generally being the most significant competitive factor. The Company believes that it is the leading seller of TiO2 in several countries, including Germany, with an estimated 12% share of worldwide Ti02 sales volume in 2005. Overall, Kronos is the world's fifth largest producer of TiO2.

     The Company's principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Tronox Incorporated; Huntsman; and Ishihara Sangyo Kaisha, Ltd. The Company's five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 4%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total North American TiO2 production capacity and is the Company's principal North American competitor.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in Kronos' experience). The Company is not aware of any greenfield plant under construction in the United States, Europe or any other part of the world. However, a competitor has announced its intention to build a greenfield facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2010, at the earliest. During 2004, certain competitors either idled or shut down facilities. However, Kronos does expect that industry capacity will increase as Kronos and its competitors continue to debottleneck their existing facilities. Based on the factors described above, Kronos expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to Kronos' expectations. If actual developments differ from Kronos' expectations, Kronos' and the TiO2 industry's performances could be unfavorably affected.

     Research  and  development.  The  Company's  expenditures  for research and development, process technology and quality assurance activities were approximately $7 million in 2003, $8 million in 2004 and $9 million in 2005. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening the Company's competitive position by developing new pigment applications.

     Kronos continually seeks to improve the quality of its grades, and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Since 1999, thirteen new grades have been added for plastics, coatings, fiber and paper laminate applications.

     Patents and trademarks. Patents held for products and production processes are important to Kronos and its continuing business activities. Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. Kronos' existing patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from one to 20 years. Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos will be involved in disputes relating to the protection and use of intellectual property relating to its products.

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

     Foreign operations. The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of the Company's current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating approximately $416 million at December 31, 2005. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $844 million (71%) of the Company's 2005 consolidated sales were to non-U.S. customers, including $101 million (8%) to customers in areas other than Europe and Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations, and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

     Customer base and annual seasonality. The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's largest ten customers accounted for approximately 26% of sales in 2005. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2005, Kronos employed approximately 2,415 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 420 employees in Canada and 1,945 employees in Europe.

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

     At its sulfate plant facilities in Leverkusen and Nordenham, Germany, Kronos recycles weak sulfuric acid either through contracts with third parties or using its own facilities. At Kronos' Fredrikstad, Norway plant, Kronos ships its spent acid to a third party location where it is treated and disposed. Kronos' Canadian sulfate plant neutralizes its spent acid and sells its gypsum by-product to a local wallboard manufacturer. Kronos has a contract with a third party to treat certain sulfate-process effluents at its German sulfate plants. With regard to the German plants, either party may terminate the contract after giving three or four years advance notice, depending on the contract.

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

     Kronos'  capital   expenditures   related  to  its  ongoing   environmental
protection and improvement programs in 2005 were approximately $4 million, and are currently expected to be approximately $6 million in 2006.

     Website and other available information. The Company files reports, proxy and information statements and other information with the SEC. The Company maintains a website on the Internet with the address of www.kronostio2.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2005, copies of the Company's Quarterly Reports on Form 10-Q for 2004 and 2005 and any Current Reports on Form 8-K for 2004 and 2005, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Additional information regarding the Company, including the Company's Audit Committee charter and the Company's Code of Business Conduct and Ethics, can also be found at this website as required. Information contained on the Company's website is not part of this report. The Company will also provide to anyone without charge copies of such documents upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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

ITEM 1A.    RISK FACTORS

     Listed below are certain risk factors associated with the Company and its businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

     Demand for, and prices of, certain of our products are cyclical and we may experience prolonged depressed market conditions for our products, which may result in reduced earnings or operating losses. Approximately 90% of our revenues is attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. This may result in reduced earnings or operating losses.

     Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, and demand reductions resulting in oversupply and declining prices and profit margins. Selling prices (in billing currencies) for TiO2 were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the last half of 2003 and the first quarter of 2004, flat during the second quarter of 2004, increasing in the last half of 2004 and the first six months of 2005 and decreasing during the second half of 2005.

Our overall average TiO2 selling prices in billing currencies:

o    were 3% higher in 2003 as compared to 2002;

o    were 2% lower in 2004 as compared to 2003; and

o    were 8% higher in 2005 as compared to 2004.

     Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events. The demand for TiO2 during a given year is also subject to annual seasonal fluctuations. TiO2 sales are generally higher in the first half of the year than in the second half of the year due in part to the increase in paint production in the spring to meet the spring and summer painting season demand.

     As a global business, we are exposed to local business risks in different countries, which could result in operating losses. We conduct a substantial portion of our businesses in several jurisdictions outside of the United States and are subject to risks normally associated with international operations, which include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks, seizures, nationalizations, compliance with a variety of foreign laws, including tax laws, and the difficulty in enforcing agreements and collecting receivables through foreign legal systems. For example, we have substantial net operating loss carryforwards in Germany, and any change in German tax law that adversely impacts our ability to fully utilize such carryforwards could adversely affect us.

     We may incur losses from fluctuations in currency exchange rates. We operate our businesses in several different countries, and sell our products worldwide. Therefore, we are exposed to risks related to the prices that we receive for our products and the need to convert currencies that we may receive for some of our products into the currencies required to pay some of our debt, or into currencies in which we may purchase certain raw materials or pay for certain services, all of which could result in future losses depending on fluctuations in foreign currency exchange rates.

     We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses. The global markets in which we operate our business are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products. In addition, new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

     Higher costs or limited availability of our raw materials may decrease our liquidity. The number of sources for, and availability of, certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset such higher costs with increased selling prices for our products.

     We are subject to many environmental and safety regulations with respect to our operating facilities that may result in unanticipated costs or liabilities. Our facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. We may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Some of our operating facilities are in densely populated urban areas or in industrial areas adjacent to other operating facilities. In the event of an accidental release or catastrophic incident, we could incur material costs as a result of addressing such an event and in implementing measures to prevent such incidents. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities or substantial fines, penalties, damages or other costs, including as a result of private litigation.

     Our production facilities have been used for a number of years to manufacture products or conduct mining operations. We may incur additional costs related to compliance with environmental laws applicable to our historic operations and these facilities. In addition, we may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on our operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.

     If our patents are declared invalid or our trade secrets become known to competitors, our ability to compete may be adversely affected. Protection of our proprietary processes and other technology is important to our competitive position. Consequently, we rely on judicial enforcement for protection of our patents, and our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us but such patents do not provide meaningful protection of our intellectual property, then the use of any such intellectual property by our competitors could result in decreasing our cash flows. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have the same effects.

     We also rely on certain unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although it is our practice to enter into confidentiality agreements to protect our intellectual property, because these confidentiality agreements may be breached, such agreements may not provide sufficient protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, others could obtain knowledge of such trade secrets through independent development or other access by legal means.

     Loss of key personnel or our ability to attract and retain new qualified personnel could hurt our businesses and inhibit our ability to operate and grow successfully. Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on the leadership teams of our businesses and other key management personnel. We generally do not have binding employment agreements with any of these managers. This increases the risks that we may not be able to retain our current management personnel and we may not be able to recruit qualified individuals to join our management team, including recruiting qualified individuals to replace any of our current personnel that may leave in the future.

     Our relationships with our union employees could deteriorate. At December 31, 2005, we employed approximately 2,415 persons worldwide in our various businesses. A significant number of our employees are subject to collective bargaining or similar arrangements. We may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

     Our leverage may impair our financial condition or limit our ability to operate our businesses. We currently have a significant amount of debt. As of December 31, 2005, our total consolidated debt was approximately $465 million, substantially all of which relates to KII's Senior Secured Notes. Our level of debt could have important consequences to our stockholders and creditors, including:

o making it more difficult for us to satisfy our obligations with respect to our liabilities;

o increasing our vulnerability to adverse general economic and industry conditions;

o requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock acquisitions and general corporate requirements;

o    limiting our ability to obtain additional  financing to fund future working
     capital,   capital   expenditures,   acquisitions  and  general   corporate
     requirements;

o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

o placing us at a competitive disadvantage relative to other less leveraged competitors.

     In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $272.1 million in 2006. Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries' credit facilities in the future will in some instances depend in part on these subsidiaries' ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement. Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity. We may not be able to refinance any of our debt on favorable terms, if at all. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.


ITEM 2.  PROPERTIES

     During 2005, the Company operated four TiO2 plants in Europe (one in each of Leverkusen, Germany, Nordenham, Germany, Langerbrugge, Belgium, and Fredrikstad, Norway). In North America, the Company has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a TiO2 plant in Lake Charles, Louisiana. See Note 6 to the Consolidated Financial Statements. TiO2 is produced using the chloride process at the Leverkusen, Langerbrugge, Varennes and Lake Charles facilities and is manufactured using the sulfate process in Nordenham, Leverkusen, Fredrikstad and Varennes. The Company owns an ilmenite ore mine in Hauge i Dalane, Norway and operates it pursuant to a governmental concession with an unlimited term, and Kronos also owns a TiO2 slurry plant in Lake Charles, Louisiana. Kronos' co-products are produced at its Norwegian, Belgian and German facilities and its titanium chemicals are produced at its Belgian and Canadian facilities.

     The Company owns all of its principal production facilities described above, except for the land under the Fredrikstad and Leverkusen facilities. The Norwegian plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility, which is owned by the Company and which represents approximately one-third of the Company's current TiO2 production capacity, is located within an extensive manufacturing complex. Rent for such land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

     The Company has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K.

     The Company believes the transportation access to its facilities, which are generally maintained by the applicable local government, are adequate for the Company's purposes.

ITEM 3.  LEGAL PROCEEDINGS

     Kronos is involved in various environmental, contractual, product liability and other claims and disputes incidental to its business. Certain information called for by this Item is included in Note 16 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 28, 2006, there were approximately 5,100 holders of record of common stock. The following table sets forth the high and low closing per share sales price for Kronos common stock for the periods indicated according to Bloomberg, and dividends paid during such periods. On February 28, 2006 the closing price of Kronos common stock according to the NYSE Composite Tape was $29.10.

                                                                       Cash
                                                                     dividends
                                             High         Low          paid
                                             ----         ---        ---------

 Year ended December 31, 2004

   First Quarter                            $33.25      $22.22        $ .25
   Second Quarter                            34.20       29.11          .25
   Third Quarter                             39.70       30.80          .25
   Fourth Quarter                            48.48       38.50          .25

 Year ended December 31, 2005

   First Quarter                            $48.56      $40.27        $ .25
   Second Quarter                            43.06       29.37          .25
   Third Quarter                             33.05       27.60          .25
   Fourth Quarter                            33.26       29.01          .25

     The Company paid four quarterly $.25 per share cash dividends in each of 2004 and 2005. On February 21, 2006, the Company's Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 10, 2006 to be paid on March 27, 2006. However, the declaration and payment of future dividends, and the amount thereof, is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount and timing of any future dividends which might be paid.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The earnings per share and cash dividends per share data presented below has been restated to give effect to the September 2003 change in Kronos' capital structure discussed in Note 1 to Kronos' Consolidated Financial Statements in which the 1,000 shares of Kronos' common stock previously outstanding were reclassified in the form of a stock split into approximately 48.9 million shares of Kronos' common stock.




                                                                       Years ended December 31,
                                                    ------------------------------------------------------------
                                                    2001         2002          2003           2004          2005
                                                    ----         ----          ----           ----          ----
                                                 (In millions, except per share data and TiO2 operating statistics)

 STATEMENTS OF OPERATIONS DATA:
    Net sales                                    $ 835.1      $ 875.2     $1,008.2       $1,128.6       $1,196.7
    Net income                                     154.5         66.3         87.5          314.9           71.0
    Net income per share                            3.16         1.35         1.79           6.43           1.45
    Cash dividends per share (1)                     .62         2.27          .14           1.00           1.00

 BALANCE SHEET DATA (at year end):
    Total assets                                   910.1        988.5      1,121.9        1,353.3        1,298.9
    Notes payable and long-term debt including
      current maturities                           242.7        370.5        556.7          533.2          465.3
    Common stockholders' equity                    378.5        314.2        159.4          470.8          410.0

 STATEMENTS OF CASH FLOW DATA:
    Net cash provided (used) by:
       Operating activities                      $ 135.7      $ 111.1     $  107.7       $  151.0       $   97.8
       Investing activities                        (33.7)       (34.6)       (35.4)         (39.8)         (39.7)
       Financing activities                        (99.0)       (93.9)       (61.8)        (108.8)         (44.8)

 TiO2 OPERATING STATISTICS:
    Average selling price
      Index (1990=100)                              89           81            84              82             89

    Sales volume*                                  402          455           462             500            478
    Production volume*                             412          442           476             484            492
    Production capacity at beginning of year*      450          455           470             480            495
    Production rate as a percentage of capacity    91%          96%          Full            Full             99%

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2003, 2004 and 2005 the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 17% to 38%.

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

     Under applicable GAAP (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2005, no such impairment indicators, as defined, were present.

o The Company maintains various defined benefit pension plans and postretirement benefits other than pensions ("OPEB"). The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of prepaid and accrued pension costs and accrued OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under " Assumptions on defined benefit pension plans and OPEB plans."

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, the Company has substantial net operating loss carryforwards in Germany (the equivalent of $593 million for German corporate purposes and $104 million for German trade tax purposes at December 31, 2005). During 2004, the Company concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with the Company's net operating loss carryforwards in Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     In addition, the Company makes an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While the Company may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of its foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, the Company would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

o The Company records accruals for legal, income tax and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

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

Executive summary

     The Company reported net income of $71.0 million, or $1.45 per diluted share, in 2005 compared to $314.9 million, or $6.43 per diluted share, in 2004 and $87.5 million, or $1.79 per diluted share, in 2003. The Company's diluted earnings per share increased from 2003 to 2004 as the unfavorable effect of lower income from operations and higher interest expense in 2004 was more than offset by the favorable effect of a non-cash income tax benefit in 2004. The Company's diluted earnings per share decreased from 2004 to 2005 as the favorable effect of higher income from operations and lower interest expense in 2005 was more than offset by the favorable effect of the non-cash income tax benefit recognized in 2004.

     Net income in 2005 includes (i) a third quarter non-cash income tax charge of $.13 per diluted share for recent developments with respect to ongoing non-U.S. income tax audits, primarily in Germany, Belgium and Canada and (ii) a second quarter securities transaction gain of $.07 per diluted share related to the sale of the Company's passive interest in a Norwegian smelting operation. Net income in 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $5.49 per diluted share and (ii) income in the second quarter related to Kronos' contract dispute settlement of $.08 per diluted share. Net income in 2003 includes an income tax benefit relating to the refund of prior year German income taxes of $.50 per diluted share. Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

     The Company currently expects income from operations will be lower in 2006 compared to 2005, as the favorable effect of anticipated modest improvements in sales volumes and average TiO2 selling prices are expected to be more than offset by the effect of higher production costs, particularly raw material and energy costs.

     Relative changes in the Company's TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates.

     Selling prices (in billing currencies) for TiO2, the Company's principal product, were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the third and fourth quarters of 2003 and the first quarter of 2004, flat during the second quarter of 2004, increasing during the last half of 2004 and first half of 2005 and decreasing during the last half of 2005.

Results of operations



                                                     Years ended December 31,                    % Change
                                             -------------------------------------        -----------------------
                                              2003            2004            2005         2003-04       2004-05
                                              ----            ----            ----         -------       -------
 (In millions, except selling price data)
 Net sales                                 $1,008.2        $1,128.6       $1,196.7             +12%           +6%
 Cost of sales                                739.2           866.3          869.9             +17%            **
                                           --------        --------       --------

 Gross margin                                 269.0           262.3          326.8             - 2%          +25%
 Selling, general and administrative
     expense                                 (124.4)         (145.4)        (150.7)            +17%           +4%
 Currency transaction gains (losses), net      (7.7)           (3.9)           5.2
 Contract dispute settlement                     -              6.3             -
 Corporate expense                             (4.2)           (3.5)          (5.0)
 Other operating income (expense), net          (.2)            (.8)          (1.0)
                                           --------        --------       --------

 Income from operations                    $  132.5        $  115.0       $  175.3             -13%          +52%
                                           ========        ========       ========

 TiO2 operating statistics:
 Percent change in average selling
     prices:
        Using actual foreign currency
           exchange rates                                                                      + 4%          + 9%
        Impact of changes in foreign
           currency exchange rates                                                             - 6%          - 1%
                                                                                               ----          ----

        In billing currencies                                                                  - 2%          + 8%
                                                                                               ====          ====

 Sales volumes*                               462             500            478               + 8%          - 4%
 Production volumes*                          476             484            492               + 2%          + 2%
 Production rate as                                                           99%
     percent of capacity                     Full            Full

___________________________________
* Thousands of metric tons
** less than 1%

         Year ended December 31, 2005 compared to year ended December 31, 2004

     Kronos' sales increased $68.1 million (6%) in 2005 as compared to 2004 due primarily to the net effects of higher average TiO2 selling prices, lower TiO2 sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $16 million as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies were 8% higher in 2005 as compared to 2004. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2005 increased 9% as compared to 2004. See " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on Kronos' operations.

     Kronos' TiO2 sales volumes in 2005 decreased 4% compared to 2004, with volumes lower in all regions of the world. Approximately one-half of Kronos' 2005 TiO2 sales volumes were attributable to markets in Europe, with 38% attributable to North America and the balance to export markets. Overall worldwide demand for TiO2 in 2005 is estimated to have declined by approximately 5% from the exceptionally strong demand levels in 2004. The Company attributes the decline in overall sales and its own sales to slower overall economic growth in 2005 and inventory destocking by its customers. Kronos' income from operations comparisons were favorably impacted by higher production levels, which increased 2%. Kronos' operating rates were near full capacity in both periods, and Kronos' production volumes in 2005 set a new record for Kronos, which was the fourth consecutive year record production volumes were achieved.

     The Company's cost of sales increased $3.6 million (less than 1%) in 2005 compared to 2004 as the effect of lower sales volumes was offset by higher raw material and maintenance costs. However, the Company's cost of sales, as a percentage of net sales, decreased from 77% in 2004 to 73% in 2005 due primarily to the effects of higher average selling prices which more than offset higher costs.

     The Company's gross margins increased $64.5 million (25%) from 2004 to 2005 due to the net effects of the aforementioned changes in sales and cost of sales during such periods.

     As a percentage of net sales, selling, general and administrative expenses were relatively consistent at 13% for both 2004 and 2005.

     Kronos' income from operations increased $60.3 million (52%) in 2005 as compared to 2004, as the effect of higher average TiO2 selling prices and higher production volumes more than offset the impact of lower sales volumes, higher raw material and maintenance costs in 2005 and the $6.3 million of income related to a contract dispute settlement with a customer recognized in 2004, as further discussed below. See also " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on Kronos' operations.

     On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production from LPC. Insurance proceeds from the lost profit for product that Kronos was not able to sell as a result of the loss of production from LPC, are expected to be recognized by Kronos during 2006, although the amount and timing of such insurance recoveries is not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries.

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

     Kronos' TiO2 sales volumes in 2004 increased 8% compared to 2003, as higher volumes in European and export markets more than offset lower volumes in Canada. Approximately one-half of Kronos' 2004 TiO2 sales volumes were attributable to markets in Europe, with 38% attributable to North America and the balance to export markets. Demand for TiO2 has remained strong throughout 2004, and while Kronos believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' income from operations comparisons were also favorably impacted by higher production levels, which increased 2%. Kronos' operating rates were near full capacity in both periods, and Kronos' sales and production volumes in 2004 were both new records for Kronos.

     The Company's cost of sales increased $127.1 million (17%) in 2004 compared to 2003 due to higher raw material and maintenance costs as well as higher sales volumes and related effects of translating foreign currencies into the U.S. dollar. The Company's cost of sales, as a percentage of net sales, increased from 73% in 2003 to 77% in 2004 due primarily to the effects of lower average selling prices and higher costs.

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

         Effects of foreign currency exchange rates

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 4% and 9% increases in Kronos' average TiO2 selling prices during 2004 and 2005, respectively, as compared to the respective prior year using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 2% decrease and 8% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $16 million in 2005 as compared to 2004, and increased sales by a net $60 million in 2004 as compared to 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2005, 2004 and 2003 compared to the same periods of the respective prior years. Overall, currency exchange rate fluctuations resulted in net increases of $6 million in Kronos' income from operations in each of 2004 and 2005 as compared to the respective prior year.

     Outlook

     Kronos expects its income from operations in 2006 will be somewhat lower than 2005, as the favorable effect of anticipated modest improvements in sales volumes and average TiO2 selling prices are expected to be more than offset by the effect of higher production costs, particularly raw material and energy costs. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some slight additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

Other income (expense).

     The following table sets forth certain information regarding other income and expense items.


                                                   Years ended December 31,                     Change
                                             -----------------------------------       -----------------------
                                              2003          2004           2005         2003-04       2004-05
                                              ----          ----           ----         -------       -------
                                                                          (In millions)
 Interest income from affiliates           $   .7        $   -          $   -         $  (.7)        $   -
 Trade interest income                         .7           1.1            1.2            .4             .1
 Other interest income                         .2           1.0             .9            .8            (.1)
 Securities transaction gain                   -             -             5.4            -             5.4
 Interest expense to affiliates              (1.8)        (15.2)            -          (13.4)          15.2
 Other interest expense                     (33.0)        (37.4)         (44.7)         (4.4)          (7.3)
                                           ------        ------         ------        ------         ------

                                           $(33.2)       $(50.5)        $(37.2)       $(17.3)        $ 13.3
                                           ======        ======         ======        ======         ======

     Interest income fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest income decreased slightly in 2005 compared to 2004 due to lower average funds available for investment. As compared to 2003, aggregate interest income in 2004 increased $500,000 due to higher average yields on invested funds. The Company expects interest income will be slightly higher in 2006 than 2005 due to higher average yields expected on invested funds.

     Securities transaction gain in 2005 relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 12 to the Consolidated Financial Statements.

     The Company has a significant amount of indebtedness denominated in the euro, including KII's euro-denominated 8.875% Senior Secured Notes ("Senior Secured Notes"). Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense on indebtedness to third parties in 2005 was higher than 2004 due primarily to higher levels of outstanding indebtedness resulting from the issuance of an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004. In addition, the increase in interest expense was due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during all of 2003, 2004 and 2005 by approximately $3 million and by approximately $1 million in 2005 as compared to 2004.

     The Company did not report any interest expense to affiliates in 2005 as the $200 million long-term note payable to affiliates was fully repaid in 2004. See Note 10 to the Consolidated Financial Statements. The Company does not currently expect to report any material interest expense to affiliates in 2006. Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense on third party indebtedness in 2006 is expected to be comparable to 2005.

     At December 31, 2005, approximately $454 million of consolidated indebtedness, principally KII's Senior Secured Notes, bears interest at fixed interest rates averaging 8.9% (2004 - $519 million with a weighted average interest rate of 8.9%; 2003 - $356 million with a weighted average fixed interest rate of 8.9%). The weighted average interest rate on $12 million of outstanding variable rate borrowings at December 31, 2005 was 7.0% (2004 - $14 million outstanding at 3.9%; 2003 - none outstanding). See Note 8 to the Consolidated Financial Statements.

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

     The Company's income tax expense in 2005 includes the net non-cash effects of (i) the aggregate favorable effects of recent developments with respect to certain non-U.S. income tax audits of Kronos, principally in Belgium and Canada, of $11.5 million ($.23 per diluted share) and (ii) the unfavorable effect with respect to the loss of certain income tax attributes of Kronos in Germany of $17.5 million ($.36 per diluted share).

     At December 31, 2005,  Kronos had the  equivalent  of $593 million and $104 million of income tax loss  carryforwards  for  German  corporate  and trade tax purposes, respectively, all of which have no expiration date. As more fully described in Note 13 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, as of June 30, 2004, Kronos reversed $268.6 million of the valuation allowance (the portion related to future years), and Kronos reversed the remaining $3.4 million during the last six months of 2004. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

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

     Accounting principles newly adopted in 2003 and 2004. See Note 19 to the Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 20 to the Consolidated Financial Statements.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 14 to the Consolidated Financial Statements.

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $8.4 million in 2003, $13.2 million in 2004 and $14.1 million in 2005. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $13.6 million in 2003, $17.1 million in 2004 and $18.6 million in 2005.

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

     At December 31, 2005, approximately 65%, 14%, 14% and 4% of the projected benefit obligation related to Company plans in Germany, Norway, Canada and the U.S., respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                      Discount rates used for:
                  --------------------------------------------------------------------------------------------------
                           Obligations at                    Obligations at                  Obligations at
                   December 31, 2003 and expense      December 31, 2004 and expense        December 31, 2005 and
                              in 2004                          in 2005                      expense in 2006
                  ---------------------------------  -------------------------------  ------------------------------

  Germany                       5.3%                               5.0%                             4.0%
  Norway                        5.5%                               5.0%                             4.5%
  Canada                        6.3%                               6.0%                             5.0%
  U.S.                          5.9%                               5.8%                             5.5%

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

     At December 31, 2005, approximately 51%, 19%, 18% and 7% of the plan assets related to the Company's plans in the Germany, Norway, Canada and the U.S., respectively. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2005 was 23% to equity managers, 48% to fixed income managers and 29% to real estate (2004 - 23%, 48% and 29%, respectively).
o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers and 64% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8% and 4.5% to 6% and 2.5%, respectively. The plan asset allocation at December 31, 2005 was 16% to equity  managers  and  62% to  fixed  income  managers  and  the  remainder primarily to cash and liquid investments (2004 - 16%, 64% and 20%, respectively).
o In Canada, the Company currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2005 was 64% to equity managers, 32% to fixed income managers and 4% to other investments (2004 - 60%, 40% and nil, respectively).
o During 2005, the plan assets in the U.S. were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 18-year history of the CMRT through December 31, 2005, the average annual rate of return has been approximately 14% (with a 36% return for 2005). At December 31, 2005 the asset mix of the CMRT was 86% in U.S. equity securities, 3% in U.S. fixed income securities, 7% in international equity securities and 4% in cash and other investments. At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments.

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2003, 2004 and 2005 were as follows:

                                2003                 2004                   2005
                                ----                 ----                   ----

  Germany                       6.5%                 6.0%                   5.5%
  Norway                        6.0%                 6.0%                   5.5%
  Canada                        7.0%                 7.0%                   7.0%
  U.S.                         10.0%                10.0%                  10.0%

     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2006 as it used in 2005 for purposes of determining the 2006 defined benefit pension plan expense.

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

     As discussed above, assumed discount rates and rate of return on plan assets are re-evaluated annually. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains. Under GAAP, all of such actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of net periodic defined benefit pension cost. However, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

     During 2005, all of the Company's defined benefit pension plans generated a net actuarial loss of $95.3 million. This actuarial loss resulted primarily from the general overall reduction in the assumed discount rates as well as the unfavorable effect of using updated mortality tables (which generally reflect individuals living longer than prior mortality tables used), partially offset by an actual return on plan assets in excess of the assumed return.

     While actuarial gains and losses are deferred and amortized into income in future periods, as discussed above, GAAP also requires that a minimum amount of accrued pension cost be recognized in a statement of financial position for any plans for which the accumulated benefit obligation is less than the fair value of plan assets. To the extent GAAP accounting would otherwise result in an accrued pension cost balance for such plans that was less than the excess of the aggregate accumulated benefit obligation over the value of the related plan assets, GAAP then requires that such excess be recognized as a component of the consolidated accrued pension cost, with the offset to such additional accrued pension cost (commonly referred to as an "additional minimum liability") recognized (i) first as an intangible asset up to specified amounts (referred to as "unrecognized net pension obligations" in the Company's balance sheet and then (ii) second as part of accumulated other comprehensive income (loss). At December 31, 2005, and primarily as a result of the aggregate $95.3 million actuarial loss generated during 2005 as discussed above, the amount of the additional minimum liability required to be recognized by the Company increased by approximately $87 million at December 31, 2005 as compared to December 31, 2004, resulting in the Company recognized aggregate accrued pension cost (current and noncurrent) of $140.2 million at December 31, 2005 as compared to $57.0 million at December 31, 2004.

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2006, the Company expects its defined benefit pension expense will approximate $19 million in 2006. In comparison, the Company expects to be required to make approximately $18 million of contributions to such plans during 2006.

     As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2005, the Company's aggregate projected benefit obligations would have increased by approximately $15.2 million at that date, and the Company's defined benefit pension expense would be expected to increase by approximately $2.0 million during 2006. Similarly, if the Company lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, the Company's defined benefit pension expense would be expected to increase by approximately $600,000 during 2006.

     OPEB plans. Certain subsidiaries of the Company in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. See Note 14 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions." Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB income of approximately $133,000 in 2003 and consolidated OPEB cost of approximately $455,000 in 2004 and $239,000 in 2005. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.0 million in each of 2003 and 2004 and approximately $1.3 million in 2005. Substantially all of the Company's accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB expense has been, and is expected to continue to, decline gradually.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its U.S. and Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2005, the expected rate of increase in future health care costs ranges from 9% in 2006, declining to 5% to 5.5% in 2009 and thereafter.

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2006, the Company expects its consolidated OPEB expense will approximate $800,000 in 2006. In comparison, the Company expects to be required to make approximately $790,000 of contributions to such plans during 2006.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2005, the Company's aggregate projected benefit obligations would have increased by approximately $400,000 at that date, and the Company's OPEB expense would be expected to increase by less than $50,000 during 2006. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $1.4 million at December 31, 2005, and OPEB expense would have increased by $100,000 in 2005.

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

     At December 31, 2005, the Company's indebtedness was substantially comprised of $449 million related to KII's Senior Secured Notes due in 2009 and $11.5 million related to Kronos' U.S. $50 million revolving credit facility ("U.S. Credit Facility") due in September 2008. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during 2006 will be required to be used to repay indebtedness during 2006.




Consolidated cash flows

     The Company's consolidated cash flows for each of the past three years are presented below:

                                                           Years ended December 31,
                                                  ------------------------------------------
                                                   2003              2004             2005
                                                   ----              ----             ----
                                                                 (in millions)

Operating activities                             $ 107.6           $ 151.0          $  97.8
Investing activities                               (35.4)            (39.8)           (39.6)
Financing activities                               (61.8)           (108.8)           (44.8)
                                                 -------           -------          -------

Net cash provided by operating,
    investing and financing activities           $  10.4           $   2.4          $  13.4
                                                 =======           =======          =======

     Operating cash flows. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense and deferred income taxes. Non-cash interest expense relates to amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal of long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities.

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

     Cash flows provided from operating activities decreased from $151.0 million in 2004 to $97.8 million in 2005. This $53.2 million decrease was due primarily to the net effect of (i) lower net income of $243.8 million, (ii) higher deferred income taxes of $289.8 million, (iii) lower depreciation and amortization expense of approximately $500,000, (iv) lower net distributions from Kronos' TiO2 manufacturing joint venture of $3.8 million, (v) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $67.9 million and (vi) higher cash paid for income taxes of $53.7 million, due primarily to aggregate income tax refunds of $44.7 million received in 2004.

     Cash flows from operating activities increased from $107.7 million in 2003 to $151.0 million in 2004. This $43.3 million increase was due primarily to the effect of (i) higher net income of $227.3 million, (ii) a larger deferred income tax benefit of $299.8 million, (iii) higher depreciation and amortization expense of $4.6 million, (iv) higher net distributions from the TiO2 manufacturing joint venture of $7.7 million, (v) a higher amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $34.9 million in 2004 as compared to 2003 and (vi) higher cash received for income taxes of $25.3 million.

     The Company's average days sales outstanding ("DSO") decreased from 60 days at December 31, 2004 to 55 days at December 31, 2005, due to the timing of collections. At December 31, 2005, the average number of days in inventory ("DII") increased to 102 days from 97 days at December 31, 2004 due to the effects of higher production volume and lower sales volume.

     Investing cash flows. The Company's capital expenditures were $35.2 million, $39.3 million and $43.4 million in 2003, 2004 and 2005, respectively. In addition, the Company purchased additional shares of its majority-owned French subsidiary for $575,000 in 2004, and the Company received $3.5 million in 2005 from the sale of its passive interest in a Norwegian smelting operations.

     The Company's capital expenditures during the past three years include an aggregate of approximately $15 million ($4 million in 2005) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2006 capital expenditures are $41 million and include approximately $6 million in the area of environmental protection and compliance.

     Financing cash flows. During 2005, the Company (i) repaid euro 10 million ($12.9 million when repaid) under its European Credit Facility, (ii) borrowed $47.3 million and repaid $35.8 million under its U.S. credit facility and (iii) entered into additional capital lease agreements for certain mining equipment for the equivalent of approximately $4.4 million. During 2004, (i) KII issued an additional euro 90 million principal amount of it Senior Secured Notes at 107% of par (equivalent to $130 million when issued) and (ii) KII's operating subsidiaries in Germany and Belgium borrowed an aggregate of euro 90 million ($112 million when borrowed) of borrowings under its European Credit Facility, of which euro 80 million ($100 million when repaid) were subsequently repaid.

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

     In March 2003, the Company's operating subsidiaries in Germany, Belgium and Norway borrowed euro 15 million ($16.1 million when borrowed), in April 2003, repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003, repaid euro 30.0 million ($33.9 million when repaid) under its European Credit Facility.

     Deferred financing costs of $2.0 million paid in 2004 for the Senior Secured Notes, the European Credit Facility and the Company's U.S. revolving credit facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2005.

     Cash dividends paid during 2003, 2004 and 2005 totaled $7.0 million, $48.9 million and $48.9 million, respectively. On February 21, 2006, the Company's Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 10, 2006 to be paid on March 27, 2006. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

     Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash inflow of $19.7 million in 2003. Such amounts related principally to loans that Kronos made to affiliates (such notes receivable from affiliates being reported as reductions to Kronos' stockholders' equity, and therefore considered financing cash flows). Additionally, settlement of the above-mentioned notes receivable from affiliates was not then currently contemplated in the foreseeable future.

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

     KII's assets consist primarily of investments in its operating subsidiaries, and its ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of its subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interest of certain of its first-tier operating subsidiaries as collateral of such Senior Secured Notes.

     Off-balance  sheet  financing.   Other  than  operating  lease  commitments
disclosed in Note 16 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At December 31, 2005, the Company had current cash and cash equivalents aggregating $72.0 million ($67.5 million held by non-U.S. subsidiaries). At December 31, 2005, the Company's U.S. and non-U.S. subsidiaries had current restricted cash equivalents of $1.4 million and noncurrent restricted marketable debt securities of $2.6 million. At December 31, 2005, certain of the Company's subsidiaries had approximately $139 million available for borrowing with approximately $105 million available under non-U.S. credit facilities (including approximately $92 million under the European Credit Facility and $13 million under its Canadian credit facility) and approximately $34 million available under the U.S. Credit Facility (based on borrowing availability). At December 31, 2005, KII had approximately $92 million available for payment of dividends and other restricted payments as defined in the indenture for the Senior Secured Notes.

     Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, (including debt refinancing expectations) the Company expects to have sufficient liquidity to meet its short-term obligations (defined as the twelve-month period ending December 31, 2006) and its long-term obligations (defined as the five-year period ending December 31, 2010, the time period for which the Company generally does long-term budgeting), including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     Legal   proceedings  and  environmental   matters.   See  Note  16  to  the
Consolidated   Financial   Statements   for  certain   legal   proceedings   and
environmental matters with respect to the Company.

     Foreign operations. As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2005, the Company had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

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

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 8, 15 and 16 to the Consolidated Financial Statements. The Company's obligation for the purchase of TiO2 feedstock is more fully described in Note 16 to the Consolidated Financial Statements and above in "Business - raw materials." The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries as of December 31, 2005 by the type and date of payment.

                                                                          Payment due date
                                            ----------------------------------------------------------------------
                                                                                            2011 and
 Contractual commitment                      2006         2007/2008       2009/2010           after         Total
 ----------------------                      ----         ---------       ---------         ---------      ------
                                                                         (In millions)

Third-party indebtedness(1)                $   1.0        $   13.2        $ 451.1         $    -         $  465.3

Interest payments on third-party
    indebtedness                              39.9            79.2           38.8              -            157.9

Operating leases                               4.8             6.6            3.7            21.1            36.2

Fixed asset acquisitions                       7.4              -              -               -              7.4

Long-term supply contracts for the
   purchase of TiO2 feedstock                194.6           312.7          173.5              -            680.8

Estimated tax obligations                     24.4              -              -               -             24.4
                                           -------        --------        -------         -------        --------

                                           $ 272.1        $  411.7        $ 667.1         $  21.1        $1,372.0
                                           =======        ========        =======         =======        ========

_____________________________

(1)  Primarily relates to KII's Senior Secured Notes. See Item 7A, "Quantitative
     and  Qualitative   Disclosures  about  Market  Risk"  and  Note  8  to  the
     Consolidated Financial Statements.

     The timing and amount shown for the Company's commitments related to indebtedness (principal and interest), operating leases, fixed asset acquisitions, long-term supply contracts and other are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2005, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2005 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2005, which is assumed to be paid during 2006. A significant portion of the amount shown for indebtedness relates to KII's Senior Secured Notes ($449.3 million at December 31, 2005). Such indebtedness is denominated in euro. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 8 to the Consolidated Financial Statements.

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

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail. The table also does not reflect any amounts that the Company might pay related to its asset retirement obligations as the terms and amounts of such future fundings are unknown. See Notes 14 and 19 to the Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into currency forward contracts, interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2004 and 2005. See Notes 1 and 17 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2004 and 2005, substantially all of the Company's aggregate indebtedness was comprised of fixed-rate instruments. The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2005. At December 31, 2004 and 2005, all outstanding fixed-rate indebtedness was denominated in U.S. dollars or the euro and the outstanding variable rate borrowings were denominated in euros. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2005 using an exchange rate of 1.18 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $4.5 million in 2005 have been excluded from the table below.


                                                   Amount
                                          -----------------------
                                          Carrying           Fair           Interest         Maturity
          Indebtedness                      value           value             rate             date
          ------------                   ---------         -------         ---------        ----------
                                                (In millions)
Fixed-rate indebtedness -
  euro-denominated KII
   Senior Secured Notes                 $  449.3          $  463.6            8.9%             2009
                                        ========          ========

Variable rate indebtedness -
    dollar-denominated U.S.
     Credit Facility                    $   11.5          $   11.5            7.0%             2008
                                        ========          ========

     At December 31, 2004, fixed rate indebtedness aggregated $519.2 million (fair value - $549.1 million) with a weighted-average interest rate of 8.9%. All of such fixed rate indebtedness was denominated in euros. Variable indebtedness at December 31, 2004 was $13.6 million with a weighted-average interest rate of 3.99%.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2005, the Company had the equivalent of $449.3 million of outstanding euro-denominated indebtedness (2004 - the equivalent of $532.8 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $44.4 million at December 31, 2005 (2004 - $52.4 million).

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. During 2004 and 2005, the Company has not used hedge accounting for any of its contracts. At December 31, 2005, the Company held a series of short-term currency forward contracts, which mature at various dates through March 31, 2006, to exchange an aggregate of U.S. $7.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.16 per U.S. dollar. The estimated fair value of such foreign currency forward contracts was not material at December 31, 2005. The Company held no such currency forward contracts at December 31, 2004 and held no other significant derivative contracts at December 31, 2004 or 2005.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2005.

     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a management report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2005. The Company's independent registered public accounting firm is also required to audit the Company's internal control over financial reporting as of December 31, 2005.

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. See Note 6 to the Consolidated Financial Statements and the index of financial statements and schedules on page F-1 of this Annual Report. However, our assessment of internal control over financial reporting with respect to the Company's equity method investees did include our controls over the recording of amounts related to our investments that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the "COSO" framework). Based on the Company's evaluation under that framework, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.


     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited the Company's consolidated financial statements included in this Annual Report, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as stated in their report which is included in this Annual Report on Form 10-K.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2005, the Company's chief executive officer filed such annual certification with the NYSE. The 2005 certification was qualified in that, while the Company had publicly disclosed in its latest proxy statement that the audit committee chairman presided at meetings of its independent directors and how its stockholders might communicate directly with the audit committee chairman, it had not publicly disclosed how other interested parties could communicate with the presiding director of the non-management directors and had not established procedures as to who presided at meeting of the non-management directors. The Company remediated this qualification by amending its corporate governance guidelines on October 20, 2005 and filing a Current Report on Form 8-K with the SEC on November 30, 2005 disclosing that the audit committee chairman presided at meetings of the non-management directors and how stockholders and other interested parties might communicate with the presiding director. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2005 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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



                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  and (c) Financial Statements and Schedules

     The Registrant

     The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

(b)  Exhibits

     Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to the Company of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2005 will be furnished to the Commission upon request.

     The Company will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, as adopted by the board of directors on February 19, 2004, upon request. Such requests should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, TX 75240.

Item No.                                     Exhibit Index
--------                                     -------------

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

10.9 Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 of Kronos International, Inc.s' Form 8-K dated June 14, 2005. Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.9 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.10 Lease Contract, dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)- incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of NL Industries, Inc. for the year ended December 31, 1985.

10.11 Contract on Supplies and Services, dated as of June 30, 1995, among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International, Inc. (English translation from German language document) - incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1995.

10.12 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.13 Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1993.

10.14 Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit 10.9 to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

10.15 Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit to Kronos International, Inc.'s Registration Statement on Form S-4 (File No. 333-100047).

10.16* Richards Bay Slag Sales Agreement dated May 1, 1995, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.
          - incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1995.

10.17* Amendment to Richards Bay Slag Sales Agreement, dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1999.

10.18* Amendment to Richards Bay Slag Sales Agreement, dated June 1, 2001, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2001.

10.19* Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2002.

10.20* Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2003.

10.21 Agreement between Sachtleben Chemie GmbH and Kronos Titan-GmbH effective December 30, 1986 - incorporated by reference to Exhibit
          10.1 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.22 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of Kronos International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.24 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.25 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.26 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.27 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

10.28 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.29 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

10.30 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.31 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.32 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.33 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.)
          - incorporated by reference to Exhibit 10.9 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.34 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.35 Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit
          10.48 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

10.36** Summary of Consulting Arrangement beginning on August 1, 2003, as amended between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004.

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

                                                    Kronos Worldwide, Inc.
                                                     (Registrant)


                                                    By:/s/ Harold C. Simmons
                                                       -------------------------
                                                       Harold C. Simmons
                                                       March 16, 2006
                                                      (Chairman of the Board and
                                                       Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                    /s/ Steven L. Watson
---------------------------------        ---------------------------------------
Harold C. Simmons, March 16, 2006        Steven L. Watson, March 16, 2006
(Chairman of the Board and Chief         (Director)
  Executive Officer)


/s/ George E. Poston                     /s/ Glenn R. Simmons
---------------------------------        ---------------------------------------
George E. Poston, March 16, 2006         Glenn R. Simmons, March 16, 2006
(Director)                                                 (Director)


/s/ C. H. Moore, Jr.                     /s/ Keith R. Coogan
---------------------------------        ---------------------------------------
C. H. Moore, Jr., March 16, 2006         Keith R. Coogan, March 16, 2006
(Director)                                                 (Director)


/s/ R. Gerald Turner                     /s/ Gregory M. Swalwell
---------------------------------        ---------------------------------------
R. Gerald Turner, March 16, 2006             Gregory M. Swalwell, March 16, 2006
(Director)                               (Vice President, Chief Financial
                                          Officer, Principal Financial
                                          Officer)

                                         /s/ James W. Brown
                                         ---------------------------------------
                                         James W. Brown, March 16, 2006
                                         (Vice President, Controller,
                                          Principal Accounting Officer)









                             KRONOS WORLDWIDE, INC.

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                       Page

  Report of Independent Registered Public Accounting Firm                  F-2

  Consolidated Balance Sheets - December 31, 2004 and 2005                 F-4

  Consolidated Statements of Income -
   Years ended December 31, 2003, 2004 and 2005                            F-6

  Consolidated Statements of Comprehensive Income (Loss) -
   Years ended December 31, 2003, 2004 and 2005                            F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2003, 2004 and 2005                            F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2003, 2004 and 2005                            F-9

  Notes to Consolidated Financial Statements                               F-11


Financial Statement Schedules

  Schedule I - Condensed Financial Information of Registrant               S-1

  Schedule II - Valuation and Qualifying Accounts                          S-6

  Schedules III and IV are omitted because they are not applicable.




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

     We have completed integrated audits of Kronos Worldwide, Inc.'s 2004 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Kronos Worldwide, Inc.'s 2003, 2004 and 2005 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
-------------------------------------------------------------------

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and its subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.





PricewaterhouseCoopers LLP



Dallas, Texas
March 16, 2006





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2005

                      (In thousands, except per share data)


               ASSETS
                                                              2004               2005
                                                              ----               ----


 Current assets:
   Cash and cash equivalents                              $   60,790         $   72,029
   Restricted cash                                             1,529              1,355
   Accounts and other receivables                            190,319            184,584
   Receivables from affiliate                                     16                  2
   Refundable income taxes                                     3,272              1,053
   Inventories                                               233,858            259,844
   Prepaid expenses                                            4,529              4,290
   Deferred income taxes                                       1,205              2,187
                                                          ----------         ----------

       Total current assets                                  495,518            525,344
                                                          ----------         ----------

 Other assets:
     Investment in TiO2 manufacturing joint venture          120,251            115,308
     Deferred income taxes                                   238,284            213,722
     Other                                                    32,340             25,638
                                                          ----------         ----------

       Total other assets                                    390,875            354,668
                                                          ----------         ----------

 Property and equipment:
   Land                                                       35,511             31,678
   Buildings                                                 196,983            184,800
   Equipment                                                 857,714            786,953
   Mining properties                                          71,980             68,165
   Construction in progress                                   16,753             13,457
                                                          ----------         ----------

                                                           1,178,941          1,085,053

   Less accumulated depreciation and amortization            712,051            666,133
                                                          ----------         ----------

       Net property and equipment                            466,890            418,920
                                                          ----------         ----------

                                                          $1,353,283         $1,298,932
                                                          ==========         ==========





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2004 and 2005

                      (In thousands, except per share data)



    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              2004               2005
                                                              ----               ----

 Current liabilities:
   Current maturities of long-term debt                   $   13,792         $      958
   Accounts payable and accrued liabilities                  170,009            165,545
   Payable to affiliates                                       9,231             10,382
   Income taxes                                               17,129             24,014
   Deferred income taxes                                       2,722              4,211
                                                          ----------         ----------

       Total current liabilities                             212,883            205,110
                                                          ----------         ----------

 Noncurrent liabilities:
   Long-term debt                                            519,403            464,365
   Deferred income taxes                                      60,081             53,383
   Accrued pension cost                                       61,300            139,786
   Accrued postretirement benefits cost                       11,288             10,174
   Other                                                      17,407             16,055
                                                          ----------         ----------

       Total noncurrent liabilities                          669,479            683,763
                                                          ----------         ----------

 Minority interest                                                76                 75
                                                          ----------         ----------

 Stockholders' equity:
   Preferred stock, $.01 par value; 100 shares
    authorized; no shares issued or outstanding                 -                  -
   Common stock, $.01 par value; 60,000 shares
    authorized; 48,946 and 48,950 shares issued                  489                489
   Additional paid-in capital                              1,060,643          1,061,539
   Retained deficit                                         (463,352)          (441,295)
   Accumulated other comprehensive loss:
     Currency translation                                    (88,181)          (114,930)
     Pension liabilities                                     (38,754)           (95,819)
                                                          ----------         ----------

       Total stockholders' equity                            470,845            409,984
                                                          ----------         ----------

                                                          $1,353,283         $1,298,932
                                                          ==========         ==========


Commitments and contingencies (Notes 13 and 16)

          See accompanying notes to consolidated financial statements.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2003, 2004 and 2005

                      (In thousands, except per share data)

                                                             2003                2004              2005
                                                             ----                ----              ----

Net sales                                                 $1,008,177         $1,128,600        $1,196,729
Cost of sales                                                739,237            866,313           869,877
                                                          ----------         ----------        ----------

    Gross margin                                             268,940            262,287           326,852

Selling, general and administrative expense                  124,446            145,433           150,729
Other operating income (expense):
  Currency transaction gains (losses), net                    (7,743)            (3,949)            5,235
  Disposition of property and equipment                         (480)            (1,120)           (1,506)
  Other income                                                   490              6,715               576
  Corporate expense                                           (4,140)            (3,474)           (4,985)
  Other expense                                                 (128)               (73)             (108)
                                                          ----------         ----------        ----------

    Income from operations                                   132,493            114,953           175,335

Other income (expense):
  Trade interest income                                          771              1,212             1,181
  Interest income from affiliates                                723                 -                 -
  Other interest income                                          180               961               874
  Securities transaction gain                                      -                 -             5,439
  Interest expense to affiliates                              (1,887)           (15,210)                -
  Other interest expense                                     (33,002)           (37,399)          (44,686)
                                                          ----------         ----------        ----------

    Income before income taxes and
      minority interest                                       99,278             64,517           138,143

Provision (benefit) for income taxes                          11,657           (250,389)           67,125
                                                          ----------         ----------        ----------

    Income before minority interest                           87,621            314,906            71,018

Minority interest                                                 72                 53                12
                                                          ----------         ----------        ----------

    Net income                                            $   87,549         $  314,853        $   71,006
                                                          ==========         ==========        ==========


Net income per basic and diluted share                    $     1.79         $     6.43        $     1.45
                                                          ==========         ==========        ==========

Basic and diluted weighted average shares used in the
    calculation of net income per share                       48,943             48,945            48,948
                                                          ==========         ==========        ==========




          See accompanying notes to consolidated financial statements.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)



                                                         2003                2004              2005
                                                         ----                ----              ----


Net income                                            $   87,549         $  314,853        $   71,006
                                                      ----------         ----------        ----------

Other comprehensive income (loss), net of tax:

  Minimum pension liabilities adjustment                 (25,545)               272           (57,065)

  Currency translation adjustment                         15,073             44,828           (26,749)
                                                      ----------         ----------        ----------

      Total other comprehensive income (loss)            (10,472)            45,100           (83,814)
                                                      ----------         ----------        ----------

          Comprehensive income (loss)                 $   77,077         $  359,953        $  (12,808)
                                                      ==========         ==========        ==========






          See accompanying notes to consolidated financial statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                                                   Accumulated other
                                                                                     comprehensive
                                                                                     income (loss)
                                                   Additional     Retained    --------------------------
                                       Common       paid-in       earnings      Currency       Pension
                                       stock        capital      (deficit)    translation    liabilities      Total
                                      --------    -----------    ----------   ------------   ------------    -------

Balance at December 31, 2002            $489       $1,060,157    $(584,909)    $(148,082)     $(13,481)    $ 314,174

Net income                                -              -          87,549          -             -           87,549
Other comprehensive income (loss),
  net of tax                              -              -            -           15,073       (25,545)      (10,472)
Dividends declared:
  Cash - $.14 per share                   -              -          (7,000)         -             -           (7,000)
  Noncash                                 -              -        (224,900)         -             -         (224,900)
                                        ----       ----------    ---------     ---------      --------     ---------

Balance at December 31, 2003             489        1,060,157     (729,260)     (133,009)      (39,026)      159,351

Net income                                -              -         314,853          -             -          314,853
Other comprehensive income,
  net of tax                              -              -            -           44,828           272        45,100
Issuance of common stock                  -                90         -             -             -               90
Cash dividends declared -
  $1.00 per share                         -              -         (48,945)         -             -          (48,945)
Other                                     -               396         -             -             -              396
                                        ----       ----------    ---------     ---------      --------     ---------

Balance at December 31, 2004             489        1,060,643     (463,352)      (88,181)      (38,754)      470,845

Net income                                -              -          71,006          -             -           71,006
Other comprehensive loss,
  net of tax                              -              -            -          (26,749)      (57,065)      (83,814)
Issuance of common stock                  -              108          -             -             -              108
Cash dividends declared -
  $1.00 per share                         -              -         (48,949)         -             -          (48,949)
Other                                     -               788         -             -             -              788
                                        ----       ----------    ---------     ---------      --------     ---------

Balance at December 31, 2005            $489       $1,061,539    $(441,295)    $(114,930)     $(95,819)    $ 409,984
                                        ====       ==========    =========     =========      ========     =========


          See accompanying notes to consolidated financial statements.







                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                         2003                2004              2005
                                                         ----                ----              ----

 Cash flows from operating activities:
   Net income                                         $   87,549         $  314,853         $  71,006
   Depreciation and amortization                          39,421             44,053            43,539
   Noncash interest expense                                2,197              2,375             2,854
   Deferred income taxes                                  36,489           (263,314)           26,467
   Minority interest                                          72                 53                12
   Net loss from disposition of
       property and equipment                                480              1,120             1,506
   Securities transaction gain                              -                   -              (5,439)
   Benefit plan expense greater (less)
    than cash funding:
     Defined benefit pension plans                        (5,792)            (2,986)           (5,250)
     Other postretirement benefit plans                   (1,032)              (151)           (1,289)
   Distributions from TiO2 manufacturing
     joint venture, net                                      875              8,600             4,850
   Other, net                                              1,016              2,858            (1,935)
   Change in assets and liabilities:
     Accounts and other receivable                         1,264            (21,813)          (13,893)
     Inventories                                         (26,041)            48,237           (47,922)
     Prepaid expenses                                      1,494               (478)             (237)
     Accounts payable and accrued liabilities              9,478                862            14,213
     Income taxes                                        (38,706)            24,699            10,264
     Accounts with affiliates                              1,920             (5,771)            1,171
     Other noncurrent assets                              (3,919)            (1,103)              515
     Other noncurrent liabilities                            916             (1,089)           (2,606)
                                                      ----------         ----------        ----------

              Net cash provided by
                operating activities                     107,681            151,005            97,826
                                                      ----------         ----------        ----------

 Cash flows from investing activities:
     Capital expenditures                                (35,245)           (39,295)          (43,366)
     Purchase of interest in subsidiary                     -                  (575)             -
     Proceeds from disposal of interest
        in Norwegian smelting operation                     -                  -                3,542
     Change in restricted cash equivalents
        and restricted marketable debt
         securities, net                                    (554)               (70)              129
     Proceeds from disposition of
        property and equipment                               381                 99                37
                                                      ----------         ----------        ----------

              Net cash used by
                investing activities                     (35,418)           (39,841)          (39,658)
                                                      ----------         ----------        ----------





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                         2003                2004              2005
                                                         ----                ----              ----


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                        $   16,106         $  241,648         $  51,920
    Principal payments                                   (46,006)          (100,073)          (48,959)
    Deferred financing fees                                 -                (1,989)             -
  Dividends paid                                          (7,000)           (48,945)          (48,949)
  Loans from affiliates:
    Loans                                                  8,000               -                 -
    Repayments                                           (52,600)          (200,000)             -
  Other capital transactions with
    affiliates, net                                       19,700                396             1,214
  Other, net                                                 (14)               213              -
                                                      ----------         ----------        ----------

            Net cash used by financing
             activities                                  (61,814)          (108,750)          (44,774)
                                                      ----------         ----------        ----------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities           10,449              2,414            13,394
  Currency translation                                     4,742              2,500            (2,155)
                                                      ----------         ----------        ----------

                                                          15,191              4,914            11,239

   Balance at beginning of year                           40,685             55,876            60,790
                                                      ----------         ----------        ----------

   Balance at end of year                             $   55,876         $   60,790        $   72,029
                                                      ==========         ==========        ==========

Supplemental disclosures -
  cash paid (received) for:
    Interest                                          $   30,152         $   49,206        $   41,309
    Income taxes                                           1,597            (23,657)           30,021

    Inventories received as partial
     consideration for disposal of
     interest in Norwegian smelting
     operations                                       $     -            $     -           $    1,897


          See accompanying notes to consolidated financial statements.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:

     Organization and basis of presentation. At December 31, 2005, (i) Valhi, Inc. (NYSE:VHI) held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock,
(ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

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

     On September 26, 2003 Kronos amended and restated its articles of incorporation. Under the amended and restated articles of incorporation, among other things, (i) Kronos' authorized capital stock now consists of 60 million shares of common stock and 100,000 shares of preferred stock, each par value $.01 per share, and (ii) the 1,000 shares of Kronos' common stock previously outstanding were reclassified into an aggregate of 48.9 million shares. The accompanying Consolidated Financial Statements have been retroactively reclassified to reflect such changes in Kronos' capital structure for all periods prior to September 30, 2003, and earnings per share data for all periods prior to September 26, 2003 has been restated to reflect the 48.9 million shares of Kronos' common stock that was outstanding following effectiveness of the amended and restated articles of incorporation.

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

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

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999.

     Cash and cash equivalents. Cash equivalents include bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less.

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities, and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.9 million and $2.6 million at December 31, 2004 and 2005, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Investment in TiO2 manufacturing joint venture. Investment in a 50%-owned manufacturing joint venture is accounted for by the equity method.

     Property and equipment and depreciation. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. While the Company owns the land and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and the Company has no material asset recognized for the land and reserves related to such mining operations. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, was $5.4 million and $5.0 million at December 31, 2004 and 2005, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2003, 2004 or 2005.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine  if a  write-down  to market  value or  discounted  cash flow value is required. The Company assesses impairment of property and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

     Income taxes. Prior to December 2003, Kronos and its qualifying subsidiaries were members of NL's consolidated U.S. federal income tax group (the "NL Tax Group"), and the NL Tax Group was included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the NL Tax Group, the Company was a party to a tax sharing agreement (the "NL Tax Agreement"). As a member of the Contran Tax Group, NL was a party to a separate tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL and its qualifying subsidiaries, including Kronos, compute provisions for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the NL Tax Agreement and using the tax elections made by Contran, Kronos made payments to or received payments from NL in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of NL's consolidated tax group but instead was a separate taxpayer. Refunds are limited to amounts previously paid under the NL Tax Agreement. The Company made net payments to NL under the terms of the NL Tax Agreement of $10.7 million in 2003, and received $1.2 million from NL in 2004. See Note 13.

     Effective December 2003, following NL's distribution of 48.8% of the outstanding shares of Kronos common stock to NL stockholders, Kronos and its qualifying subsidiaries ceased being members of the NL Tax Group, but Kronos and its qualifying subsidiaries remained as members of the Contran Tax Group. Kronos entered into a new tax sharing agreement with Valhi and Contran, which contains similar terms to the NL Tax Agreement. The Company made net payments to Valhi of $.3 million in 2004 and $7.7 million in 2005 related to such tax agreement. As a member of the Contran Tax Group, Kronos is jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the
Contran  Tax  Group.   See  Note  16.  Kronos  is  also  included  in  Contran's
consolidated unitary state income tax returns in certain qualifying U.S. jurisdictions. The terms of the Contran Tax Agreement also apply to state tax payments in these jurisdictions.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $527 million at December 31, 2004 and $707 million at December 31, 2005. Determination of the amount of the unrecognized deferred income tax liability related to such earnings is not practicable due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria.

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

     Inventories and cost of sales. Inventories are stated at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories ($9.0 million and $8.3 million at December 31, 2004 and 2005, respectively). Amounts are removed from inventories at average cost. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

     Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $63 million in 2003, $70 million in 2004 and $76 million in 2005. Advertising costs are expensed as incurred and were $1 million in each of 2003, 2004 and 2005. Research, development and certain sales technical support costs are expensed as incurred and approximated $7 million in 2003, $8 million in 2004 and $9 million in 2005.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Prior to 2003, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was $1.0 million in 2003 and $2.8 million in 2004 and compensation income was $1.0 million in 2005. The total income tax benefit related to such compensation cost recognized by the Company was approximately $.4 million in 2003 and $1.0 million in 2004 and the total income tax provision related to the compensation income was $.4 million in 2005. No compensation cost was capitalized as part of assets (inventory or fixed assets) during 2003, 2004 and 2005.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2003, 2004 and 2005 if the Company had applied the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.



                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                   (In millions, except per share amounts)

Net income as reported                          $  87.5           $ 314.9          $  71.0
Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   (income) determined under APBO No. 25             .7               1.8              (.7)
  Stock-based employee compensation expense
   determined under SFAS No. 123                    (.3)              (.1)              -
                                                -------           -------          -------

Pro forma net income                            $  87.9           $ 316.6          $  70.3
                                                =======           =======          =======

Basic and diluted earnings per share:
  As reported                                   $  1.79           $  6.43          $  1.45
  Pro forma                                     $  1.80           $  6.47          $  1.44

Note 2 - Geographic information:

     The Company's operations are associated with the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2004 and 2005, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $293 million and $272 million, respectively.

     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)
       Geographic areas
Net sales - point of origin:
    Germany                                    $  510,105        $  576,138       $  613,081
    United States                                 310,694           449,351          495,538
    Canada                                        173,297           170,309          202,077
    Belgium                                       150,728           186,445          186,951
    Norway                                        131,457           144,492          160,528
    Eliminations                                 (268,104)         (398,135)        (461,446)
                                               ----------        ----------       ----------

                                               $1,008,177        $1,128,600       $1,196,729
                                               ==========        ==========       ==========

Net sales - point of destination:
    Europe                                     $  567,496        $  666,701       $  690,884
    North America                                 349,813           363,510          404,926
    Other                                          90,868            98,389          100,919
                                               ----------        ----------       ----------

                                               $1,008,177        $1,128,600       $1,196,729
                                               ==========        ==========       ==========





                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Identifiable assets -
  net property and equipment:
      Germany                                            $  269,922         $  235,932
      Canada                                                 68,048             67,480
      Belgium                                                68,314             57,943
      Norway                                                 57,808             54,759
      Other                                                   2,798              2,806
                                                         ----------         ----------

                                                         $  466,890         $  418,920
                                                         ==========         ==========

Note 3 -       Accounts and other receivables:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Trade receivables                                        $  176,332         $  170,619
Recoverable VAT and other receivables                        16,364             15,930
Allowance for doubtful accounts                              (2,377)            (1,965)
                                                         ----------         ----------

                                                         $  190,319         $  184,584
                                                         ==========         ==========

Note 4 -       Inventories

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Raw materials                                            $   45,962         $   52,343
Work in progress                                             16,612             17,959
Finished products                                           130,385            149,900
Supplies                                                     40,899             39,642
                                                         ----------         ----------

                                                         $  233,858         $  259,844
                                                         ==========         ==========

Note 5 - Other noncurrent assets:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Deferred financing costs, net                            $   10,921         $    8,150
Restricted marketable debt securities                         2,877              2,572
Unrecognized net pension obligation                          13,518             11,916
Other                                                         5,024              3,000
                                                         ----------         ----------

                                                         $   32,340         $   25,638
                                                         ==========         ==========

Note 6 - Investment in TiO2 manufacturing joint venture:

     Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Americas Inc. ("Tioxide"). Tioxide is a wholly-owned subsidiary of Huntsman Holdings LLC. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

     KLA and Tioxide are both required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, the Company reports no equity in earnings of LPC. Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated
Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions to Kronos of $.9 million in 2003, $8.6 million in 2004 and $4.9 million in 2005 are stated net of contributions of $13.1 million in 2003, $15.6 million in 2004 and $10.1 million in 2005.

     LPC made net cash distributions of $1.8 million in 2003, $17.2 million in 2004 and $9.7 million in 2005, equally split between the partners.

     Summary balance sheets of LPC are shown below:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
           ASSETS
Current assets                                           $   58,121         $   62,878
Property and equipment, net                                 211,721            200,383
                                                         ----------         ----------

                                                         $  269,842         $  263,261
                                                         ==========         ==========

   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current                     $   26,590         $   29,896
Partners' equity                                            243,252            233,365
                                                         ----------         ----------

                                                         $  269,842         $  263,261
                                                         ==========         ==========

Summary income statements of LPC are shown below:

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

Revenues and other income:
  Kronos                                       $  101,293        $  104,849       $  109,417
  Tioxide                                         101,619           105,543          110,379
  Interest                                             73                54              196
                                               ----------        ----------       ----------

                                                  202,985           210,446          219,992
                                               ----------        ----------       ----------
Cost and expenses:
  Cost of sales                                   201,947           209,983          219,576
  General and administrative                          398               463              416
                                               ----------        ----------       ----------

                                                  202,345           210,446          219,992
                                               ----------        ----------       ----------

Net income from continuing operations                 640              -                -
Cumulative effect of change in
  accounting principles                              (640)             -                -
                                               ----------        ----------       ----------

    Net income                                 $     -           $     -          $     -
                                               ==========        ==========       ==========


     On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production from LPC. Insurance proceeds from the lost profit for product that Kronos was not able to sell as a result of the loss of production from LPC, are expected to be recognized by Kronos during 2006, although the amount and timing of such insurance recoveries is not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries.

Note 7 - Accounts payable and accrued liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Accounts payable                                        $   91,713         $   91,397
 Employee benefits                                           36,861             35,610
 Other                                                       41,435             38,538
                                                         ----------         ----------

                                                         $  170,009         $  165,545
                                                         ==========         ==========


Note 8 - Long-term debt:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Kronos' U.S. subsidiaries - bank credit facility        $     -            $   11,500
 Kronos International, Inc. and subsidiaries:
   8.875% Senior Secured Notes                              519,225            449,298
   Bank credit facility                                      13,622               -
   Other                                                        348              4,525
                                                         ----------         ----------

                                                            533,195            465,323
   Less current maturities                                   13,792                958
                                                         ----------         ----------

                                                         $  519,403         $  464,365
                                                         ==========         ==========

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009, and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII Senior Secured Notes (collectively the "Notes"). The Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2005, the estimated market price of the Notes was approximately euro 1,045 per euro 1,000 principal amount (2004 - euro 1,075 per euro 1,000 principal amount). At December 31, 2005, the carrying amount of the Notes includes euro 4.8 million ($5.7 million) of unamortized premium associated with the November 2004 issuance (2004 - euro 6.2 million, or $8.4 million).

     KII's operating subsidiaries in Germany, Belgium and Norway (collectively, the "Borrowers") have a euro 80 million secured revolving bank credit facility that matures in June 2008 ("European Credit Facility"). Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.125%. The facility also provides for the issuance of letters of credit up to euro 5 million. The European Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The European Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the Borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the Borrowers, KII and its other subsidiaries. At December 31, 2005, no amounts were outstanding under the European Credit Facility, and the equivalent of $92.3 million was available for additional borrowing by the subsidiaries.

     Certain of the Company's U.S. subsidiaries have a $50 million revolving credit facility ($11.5 million outstanding at December 31, 2005) that matures in September 2008 ("U.S. Credit Facility"). The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate (7.0% at December 31, 2005). The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2005, $33.5 million was available for additional borrowing under the facility.

     Kronos' Canadian subsidiary has a Cdn. $30 million revolving credit facility that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR. The facility contains certain restrictive covenants which, among other things, restricts the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2005, no amounts were outstanding and the equivalent of $12.8 million was available for borrowing under the facility.

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

     Aggregate maturities of long-term debt at December 31, 2005 are shown in the table below.


 Years ending December 31,                           Amount
--------------------------                       --------------
                                                 (In thousands)

   2006                                            $     958
   2007                                                  861
   2008                                               12,372
   2009                                              450,200
   2010                                                  932
   2011 and thereafter                                  -
                                                   ---------

                                                   $ 465,323
                                                   =========

     Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2005, the restricted net assets of consolidated subsidiaries approximated $90 million. At December 31, 2005, there were no restrictions on the Company's ability to pay dividends.

Note 9 - Other noncurrent liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Insurance claims and expenses                           $    1,927         $    1,733
 Employee benefits                                            5,107              4,735
 Asset retirement obligations                                   958                934
 Other                                                        9,415              8,653
                                                         ----------         ----------

                                                         $   17,407         $   16,055
                                                         ==========         ==========

     The asset retirement obligations are discussed in Note 19.

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

                                                                                   Amount        Weighted-
                                                                  Exercise         payable        average
                                                                  price per         upon          exercise
                                                      Shares        share         exercise         price
                                                      ------     -----------     ----------     -----------
                                                           (In thousands, except per share amounts)

Outstanding at December 31, 2002                       659      $ 8.69-21.97      $ 11,178        $ 16.96

Exercised                                              (20)      11.28-11.88          (226)         11.55
Canceled                                               (69)      11.28-20.11        (1,150)         16.67
Adjusted for Kronos common stock
  distribution                                          -         8.69-21.97        (4,913)          8.63
                                                      ----      ------------      --------        -------

Outstanding at December 31, 2003                       570        0.06-13.34         4,889           8.58

Exercised                                             (276)       0.06-11.49        (2,222)          8.04
Canceled                                               (61)       3.56-08.63          (370)          6.14
                                                      ----      ------------      --------        -------

Outstanding at December 31, 2004                       233        2.66-13.34         2,297           9.86

Exercised                                             (112)       5.63-11.49        (1,187)         10.59
Canceled                                                (1)            11.49           (13)         11.49
                                                      ----      ------------      --------        -------

Outstanding at December 31, 2005                       120      $ 2.66-11.49      $  1,097        $  9.15
                                                      ====      ============      ========        =======


     At December 31, 2005, all of the outstanding options were exercisable, with an aggregate intrinsic value (defined as the excess of the market price of NL's common stock over the exercise price) of $592,000. All of such outstanding options had exercise prices less than NL's December 31, 2005 quoted market price of $14.09 per share. Outstanding options at December 31, 2005 expire at various dates through 2011. Shares issued under the incentive stock plan are generally newly-issued shares, however prior to September 30, 2004 shares issued under the incentive stock plan were issued from NL's treasury shares.

     The following table summarizes NL's stock options outstanding and held by certain employees of the Company, and those which are exercisable as of December 31, 2005 by price range.

                      Options outstanding                                        Options exercisable
-----------------------------------------------------------------------    ----------------------------
                                             Weighted-
                                              average         Weighted-                        Weighted-
                            Outstanding      remaining         average       Exercisable        average
          Range of              at          contractual       exercise           at            exercise
       exercise prices       12/31/05           life            price          12/31/05          price
     -------------------    -----------     -----------      ----------      ------------     -----------

     $ 2.66  -  $ 3.25           8,550         2.8              $ 2.74           8,550           $ 2.74
              5.63              34,350         4.0                5.63          34,350             5.63
       9.34  -   11.49          76,950         5.0               11.43          76,950            11.43
                               -------                                         -------

                               119,850         4.8              $ 9.15         119,850           $ 9.15
                               =======                                         =======

     Such options generally vest over five years, and vesting ceases at the date the employee separates from service to the Company (including retirement). The intrinsic value of these NL options exercised aggregated $.1 million in 2003, $1.8 million in 2004 and $1.2 million in 2005, and the related income tax benefit from such exercises was less than $50,000 in 2003, $.6 million in 2004 and $.4 million in 2005.

     Long-term incentive compensation plan. Kronos has a long-term incentive compensation plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to 150,000 shares of Kronos common stock may be issued pursuant to this plan. As of December 31, 2005, no options had been granted pursuant to this plan, and 143,500 shares were available for future grants. During the years ended December 31, 2004 and 2005, 3,000 and 3,500 shares, respectively, of Kronos common stock were awarded pursuant to this plan to members of the Company's board of directors.

     Dividends. During each of 2004 and 2005, Kronos paid four quarterly dividends aggregating $1.00 per share.

     Other capital transactions. In December 2004 and in 2005, NL sold certain shares of Kronos common stock in market transactions. Within six months of such sales by NL, Valhi purchased shares of Kronos common stock in market transactions. In settlement of any alleged short-swing profits derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Valhi remitted approximately $600,000 and $1.2 million to the Company during the years ended December 31, 2004 and 2005, respectively, which amounts, net of taxes, have been recorded by the Company as capital contributions, increasing additional paid-in capital.

     Other. The pro forma information included in Note 1, required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995 using the Black-Scholes stock option valuation model. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income and basic earnings per share disclosed in Note 1 is not necessarily indicative of future effects on net income or earnings per share. See also Note 20.

Note 12 - Other income:

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

 Contract dispute settlement                      $   -             $6,289          $  -
 Other income                                        490               426             576
                                                  ------            ------          ------

                                                  $  490            $6,715          $  576
                                                  ======            ======          ======

     The contract dispute settlement relates to the Company's settlement with a customer. As part of the settlement, the customer agreed to make payments to the Company through 2007 aggregating $7.3 million. The $6.3 million gain recognized in 2004 represents the present value of the future payments to be paid by the customer to the Company. Of such $7.3 million, $1.5 million was paid to Kronos in 2004 and $1.75 million was paid in 2005, and $1.75 million is due to Kronos in 2006 and $2.25 million is due in 2007. At December 31, 2005 the present value of the remaining amounts due to be paid to Kronos aggregated approximately $3.7 million, of which $1.7 million is included in accounts and other receivables and $2.0 million is included in other noncurrent assets.

     Securities transaction gain in the year ended December 31, 2005, classified as nonoperating income, relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.

Note 13 - Income taxes:

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In millions)
 Pre-tax income:
   U.S.                                           $ 13.2            $  3.3          $ 13.0
   Non-U.S.                                         86.1              61.2           125.1
                                                  ------            ------          ------

                                                  $ 99.3            $ 64.5          $138.1
                                                  ======            ======          ======

 Expected tax expense, at U.S.
  federal statutory income tax rate of 35%        $ 34.8            $ 22.6          $ 48.3
 Non-U.S. tax rates                                 (1.1)               .2              .3
 Loss of German tax attribute                       -                   -             17.5
 Canadian tax rate change                           -                   -               .9
 Incremental U.S. tax and rate differences
  on equity in earnings of non-tax group
  companies                                          1.9               (.1)             .2
 Change in deferred income tax valuation
  allowance, net                                    (6.7)           (280.7)             -
 Nondeductible expenses                              2.8               4.3             4.6
 U.S. state income taxes, net                       -                   .2             4.3
 Tax contingency reserve adjustment, net            14.8              (3.1)          (11.5)
 Assessment (refund) of prior
  year income taxes                                (38.0)             (2.5)            2.3
 Adjustment of prior year taxes                     -                  (.1)            -
 Other, net                                          3.2               8.8              .2
                                                  ------           -------          ------

                                                  $ 11.7           $(250.4)         $ 67.1
                                                  ======           =======          ======





                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In millions)

 Components of income tax expense (benefit):
   Currently payable (refundable):
     U.S. federal and state                       $ 10.5           $    .8          $  8.2
     Non-U.S.                                      (35.3)             12.1            32.4
                                                  ------           -------          ------

                                                   (24.8)             12.9            40.6
                                                  ------           -------          ------
   Deferred income taxes (benefit):
     U.S. federal and state                         (1.0)             11.4            (1.0)
     Non-U.S.                                       37.5            (274.7)           27.5
                                                  ------           -------          ------

                                                    36.5            (263.3)           26.5
                                                  ------           -------          ------

                                                  $ 11.7           $(250.4)         $ 67.1
                                                  ======           =======          ======

 Comprehensive provision for
  income taxes allocable to:
   Net income                                     $ 11.7           $(250.4)         $ 67.1
   Paid in capital                                    -                 .2              -
   Other comprehensive income -
     pension liabilities                           (11.3)             (8.3)          (33.8)
                                                  ------           -------          ------

                                                  $   .4           $(258.5)         $ 33.3
                                                  ======           =======          ======

     The components of the net deferred tax liability at December 31, 2004 and 2005, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

                                                                                 December 31,
                                                             ---------------------------------------------------
                                                                       2004                        2005
                                                             -----------------------     -----------------------
                                                             Assets      Liabilities     Assets      Liabilities
                                                             ------      -----------     ------      -----------
                                                                                (In millions)
 Tax effect of temporary differences
  related to:
   Inventories                                              $  2.0        $ (5.4)       $  2.2       $  (3.4)
   Property and equipment                                     37.7         (62.4)         25.6         (58.2)
   Accrued Postretirement benefits other than pension                                      3.9
        ("OPEB") costs                                         4.2            -                           -
   Accrued (prepaid) pension cost                             22.4         (40.4)         55.1         (36.1)
   Other accrued liabilities and deductible differences       52.9            -           26.3            -
   Other taxable differences                                    -          (49.8)           -          (32.1)
 Investments in subsidiaries and affiliates not members of                                  -
    the Contran Tax Group                                      1.9            -                           -
 Tax on unremitted earnings of non-U.S. subsidiaries            -           (4.5)           -           (3.1)
 Tax loss and tax credit carryforwards                       218.1            -          178.1            -
                                                            ------        ------        ------       -------
   Adjusted gross deferred tax assets
     (liabilities)                                           339.2        (162.5)        291.2        (132.9)
 Netting of items by tax jurisdiction                        (99.7)         99.7         (75.3)         75.3
                                                            ------        ------        ------       -------
                                                             239.5         (62.8)        215.9         (57.6)
 Less net current deferred tax                                                             2.2
  asset (liability)                                            1.2          (2.7)                       (4.2)
                                                            ------        ------        ------       -------

     Net noncurrent deferred tax asset
      (liability)                                           $238.3        $(60.1)       $213.7       $ (53.4)
                                                            ======        ======        ======       =======



                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In millions)

Increase (decrease) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria    $  (6.7)         $(280.7)         $  -
  Foreign currency translation                       28.2             (3.0)            -
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                             (12.5)            121.0             -
                                                  ------           -------          ------

                                                  $  9.0           $(162.7)         $  -
                                                  ======           =======          ======

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at December 31, 2005). Kronos filed a protest to this assessment, and believes that a significant portion of the assessment was without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). Kronos filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.

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

     During the third quarter of 2005, Kronos reached an agreement in principle with the German tax authorities regarding such tax authorities' objection to the value assigned to certain intellectual property rights held by Kronos' operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes will be reduced retroactively, resulting in a reduction in the amount of Kronos' net operating loss carryforward in Germany as well as a future reduction in the amount of amortization expense attributable to such intellectual property. As a result, Kronos recognized a $17.5 million non-cash deferred income tax expense in the third quarter of 2005 related to such agreement. The $11.5 million tax contingency adjustment income tax benefit in 2005 relates primarily to the withdrawal of the Belgium tax authorities' assessment related to 1999 and the Canadian tax authorities' reduction of one of its assessments, as discussed above.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. At the end of the second quarter of 2004, and based on all available evidence, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now met the "more-likely-than-not" recognition criteria, and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, KII believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given that Kronos had generated positive taxable income in Germany in recent years, combined with the fact that the net operating loss carryforwards have no expiration date, Kronos concluded, among other reasons, that it was now appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards because the benefit of such operating loss carryforwards now meet the "more-likely-than-not" recognition criteria. Of the $280.7 million valuation allowance related to Germany which was reversed during 2004, and in accordance with the applicable GAAP related to accounting for income taxes at interim periods, (i) $8.7 million was reversed during the first six months of 2004 that related primarily to the utilization of the German net operating loss carryforwards during such period, (ii) $268.6 million was reversed as of June 30, 2004 and (iii) $3.4 million was reversed during the last six months of 2004.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit of these net refunds in its 2003 results of operations. For the year ended December 31, 2004, the Company recognized a net refund of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amount. Through December 2004, KII and its German operating subsidiary had received net refunds of euro 35.6 million ($44.7 million when received). All refunds relating to the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company recognized euro 21.5 million ($24.6 million) in 2003.

     At December 31, 2005, Kronos had the equivalent of $593 million and $104 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from a controlled foreign corporation in 2005. In the third quarter of 2005, the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.

Note 14 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2005, the Company expects to contribute the equivalent of approximately $18 million to all of its defined benefit pension plans during 2006.

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. The Company uses a September 30th measurement date for its defined benefit pension plans.

                                                             Years ended December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year          $  325,960         $  368,863
   Service cost                                               6,758              7,373
   Interest cost                                             17,403             17,718
   Participant contributions                                  1,409              1,526
   Actuarial losses                                           5,176             95,342
   Change in foreign currency exchange rates                 30,163            (41,362)
   Benefits paid                                            (18,006)           (19,890)
                                                         ----------         ----------

       Benefit obligations at end of the year            $  368,863         $  429,570
                                                         ==========         ==========

 Change in plan assets:
   Fair value of plan assets at beginning of the year    $  203,284         $  242,473
   Actual return on plan assets                              19,126             18,282
   Employer contributions                                    17,089             18,555
   Participant contributions                                  1,409              1,526
   Change in foreign currency exchange rates                 19,571            (22,973)
   Benefits paid                                            (18,006)           (19,890)
                                                         ----------         ----------

       Fair value of plan assets at end of year          $  242,473         $  237,973
                                                         ==========         ==========

 Funded status at end of the year:
   Plan assets less than PBO                             $ (126,390)        $ (191,597)
   Unrecognized actuarial losses                            125,221            197,255
   Unrecognized prior service cost                            8,757              7,441
   Unrecognized net transition obligations                    5,019              4,666
                                                         ----------         ----------

                                                         $   12,607         $   17,765
                                                         ==========         ==========
 Amounts recognized in the balance sheet:
   Unrecognized net pension obligations                  $   13,518         $   11,916
   Accrued pension costs:
     Current                                                 (8,771)           (12,320)
     Noncurrent                                             (61,300)          (139,786)
   Accumulated other comprehensive loss                      69,160            157,955
                                                         ----------         ----------

                                                         $   12,607         $   17,765
                                                         ==========         ==========





                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

 Net periodic pension cost:
   Service cost benefits                         $  5,127         $   6,758        $  7,373
   Interest cost on PBO                            15,373            17,403          17,718
   Expected return on plan assets                 (14,529)          (15,240)        (15,704)
   Amortization of prior service cost                 354               569             597
   Amortization of net transition obligations         793               657             417
   Recognized actuarial losses                      1,245             3,015           3,672
                                                 --------          --------        --------

                                                 $  8,363          $ 13,162        $ 14,073
                                                 ========          ========        ========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2004 and 2005 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

              Rate                                                 December 31,
              ----                                               --------------
                                                             2004               2005
                                                             ----               ----

Discount rate                                                5.2%               4.3%
Increase in future compensation levels                       2.8%               2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2003, 2004 and 2005 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

              Rate                                                    December 31,
              ----                                  --------------------------------------------
                                                      2003              2004              2005
                                                      ----              ----              ----

Discount rate                                         5.9%              5.5%              5.2%
Increase in future compensation levels                2.6%              2.8%              2.8%
Long-term return on plan assets                       7.2%              7.1%              6.4%

     As of December 31, 2005, the accumulated benefit obligations for all defined benefit pension plans was approximately $391 million (2004 - $317 million). At December 31, 2005, the projected benefit obligations for all defined benefit pension plans was comprised of $15 million related to U.S. plans and $415 million related to non-U.S. plans (2004 - $14 million and $355 million, respectively).

     At December 31, 2005, the fair value of plan assets for all defined benefit pension plans was comprised of $18 million related to U.S. plans and $220 million related to non-U.S. plans (2004 - $13 million and $230 million, respectively).

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2004 and 2005, 95% and 100%, respectively, of the projected benefit obligations of such plans relate to non-U.S. plans.


                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

   Projected benefit obligation                           $368,863           $414,501
   Accumulated benefit obligation                          316,602            376,945

   Fair value of plan assets:
     U.S. plans                                             12,694               -
     Non U.S. plans                                        229,779            220,356

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

     o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2005 was 23% to equity managers, 48% to fixed income managers and 29% to real estate (2004 - 23%, 48% and 29%, respectively).

     o In Canada, the Company currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The plan asset allocation at December 31, 2005 was 64% to equity managers, 32% to fixed income managers and 4% to other investments (2004 - 60%, 40% and nil, respectively).

     o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers, 64% to fixed income managers and the remainder primarily to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6% and 2.5%, respectively. The plan asset allocation at December 31, 2005 was 16% to equity managers, 62% to fixed income managers and the remainder invested primarily to cash and liquid investments (2004 - 16%, 64% and 20%, respectively).

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     At December 31, 2004 and 2005, all of the assets attributable to U.S. plans were invested in The Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

     At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 3% in U.S. fixed income securities, 7% in international equity securities and 4% in cash and other investments. At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold C. Simmons. Mr. Harold Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. For the years ended December 31, 2003, 2004 and 2005, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 18-year history of the CMRT from its inception in 1987 through December 31, 2005, the average annual rate of return has been 14% (with a 36% return for 2005).

     The Company expects future benefits paid from all defined benefit pension plans are as follows:

                                                          Amount
 Years ending December 31,                            (In thousands)
--------------------------                            --------------

     2006                                                $ 20,235
     2007                                                  19,363
     2008                                                  21,309
     2009                                                  20,181
     2010                                                  20,694
     2011 to 2015                                         113,273


     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $.5 million in 2003, $.4 million in 2004 and $.6 million in 2005.

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

     The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2005, the expected rate of increase in future health care costs is 8% to 9% in 2006, declining to 5.5% in 2009 and thereafter for U.S. plans and from 7% to 8% declining to 5% in 2008 and thereafter for Canadian plans. (At December 31, 2004, the expected rate of increase in future healthcare costs ranged from 8% to 9% in 2005 declining to 5.5% in 2009 and thereafter for U.S. plans and declining to 5% in 2008 and thereafter for Canadian plans.) If the healthcare cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.1 million (decreased by $.1 million) in 2005, and the actuarial present value of accumulated OPEB obligations at December 31, 2005 would have increased by $1.4 million (decreased by $1.1 million). At December 31, 2005, the Company currently expects to contribute the equivalent of approximately $800,000 to all of its OPEB plans during 2006, and aggregate benefit payments to OPEB plan participants are expected to be the equivalent of approximately $800,000 in each of 2006 and 2007, $700,000 in each of 2008, 2009 and 2010 and $3.0 million during 2011 through 2015. The effects of the Medicare Part D subsidy, discussed below, on expected future contributions is not material.


                                                             Years ended December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Change in accumulated OPEB obligations:
   Obligations at beginning of the year                  $   12,661         $   10,520
   Service cost                                                 232                222
   Interest cost                                                724                584
   Actuarial losses (gains)                                  (1,215)               923
   Plan amendments                                           (1,318)              -
   Change in foreign currency exchange rates                    411                286
   Benefits paid                                               (975)            (1,255)
                                                         ----------         ----------

   Obligations at end of the year                        $   10,520         $   11,280
                                                         ==========         ==========

 Change in plan assets:
   Employer contributions                                $      975         $    1,255
   Benefits paid                                               (975)            (1,255)
                                                         ----------         ----------

   Fair value of plan assets at end of the year          $     -            $     -
                                                         ==========         ==========

 Funded status at end of the year:
   Plan assets less than benefit obligations             $  (10,520)        $  (11,280)
   Unrecognized net actuarial losses                            143              1,102
   Unrecognized prior service credit                         (1,850)            (1,211)
                                                         ----------         ----------

                                                         $  (12,227)        $  (11,389)
                                                         ==========         ==========

 Accrued OPEB costs recognized in the balance sheet:
   Current                                               $      939         $    1,215
   Noncurrent                                                11,288             10,174
                                                         ----------         ----------

                                                         $   12,227         $   11,389
                                                         ==========         ==========




                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

 Net periodic OPEB cost (credit):
   Service cost                                  $    152          $    232        $    222
   Interest cost                                      684               724             584
   Amortization of prior service credit            (1,055)             (638)           (639)
   Recognized actuarial losses                         86               137              72
                                                 --------          --------        --------

                                                 $   (133)         $    455        $    239
                                                 ========          ========        ========



     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2005 was 5.6% (2004 - 5.7%). Such weighted average rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2005 was 5.7% (2004 - 5.9%; 2003 - 6.5%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of assumed rate of return on plan assets also does not have a material affect on the net periodic OPEB cost as there were no plan assets as of December 31, 2004 or 2005.

     As of December 31, 2005, the accumulated OPEB obligations for all OPEB plans was approximately $11.3 million (2004 - $10.5 million). At December 31, 2005, the accumulated OPEB obligations for all OPEB plans was comprised of $4.4 million related to U.S. plans and $6.9 million related to the Company's Canadian plans (2004 - $5.1 million and $5.4 million, respectively).

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

     Current receivables from and payables to affiliates are summarized in the table below.


                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Current receivables from affiliate:
   NL                                                      $    16            $  -
   Titanium Metals Corporation                                -                     2
                                                           -------            -------

                                                           $    16            $     2
                                                           =======            =======

 Current payables to affiliates:
     Income taxes payable to Valhi                         $   387            $   434
     NL                                                          -                145
     LPC                                                     8,844              9,803
                                                           -------            -------

                                                           $ 9,231           $ 10,382
                                                           =======            =======

     Amounts payable to LPC are generally for the purchase of TiO2 (see Note 6) and amounts payable to NL principally related to accrued interest on affiliate loans. Purchases of TiO2 from LPC were $101.3 million in 2003, $104.8 million in 2004 and $109.4 million in 2005. Titanium Metals Corporation is an affiliate of Valhi.

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

     Interest income on all loans to related parties, including amounts discussed in Notes 10 and 11, was $.7 million in 2003 and nil in each of 2004 and 2005. Interest expense on all loans from related parties, including amounts discussed in Note 10, was $1.9 million in 2003, $15.2 million in 2004 and nil in 2005.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran and NL, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The net ISA fee charged to the Company included in selling, general and administrative expense and corporate expense, was $3.7 million in 2003, $4.4 million in 2004 and $5.7 million in 2005.

     Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines (including amounts paid to Valmont Insurance Company, another subsidiary of Valhi that was merged into Tall Pines in 2004) and EWI by the Company and its joint venture were $7.2 million in 2003, $7.7 million in 2004 and $7.0 million in 2005. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. The Company expects that these relationships with Tall Pines and EWI will continue in 2006.

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

     Concentrations of credit risk. Sales of TiO2 accounted for approximately 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 26% of net sales in 2005 and 25% of net sales in each of 2004 and 2003. By volume, approximately one-half of the Company's TiO2 sales were to Europe in each of the past three years and approximately 40% of sales in 2003 and 38% in each of 2004 and 2005 were attributable to North America.

     At December 31, 2005, consolidated cash, cash equivalents and restricted cash includes $2.8 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2004 - $38.1 million).

     Long-term contracts. The Company has long-term supply contracts that provide for the Company's TiO2 feedstock requirements through 2010. The agreements require the Company to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $681 million at December 31, 2005.

     Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which is owned by the Company and which represents approximately one-third of Kronos' current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for the land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and the Company. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $12 million in 2003 and $11 million in each of 2004 and 2005. At December 31, 2005, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

 Years ending December 31,                                            Amount
--------------------------                                        --------------
                                                                  (In thousands)

   2006                                                              $ 4,857
   2007                                                                3,591
   2008                                                                3,045
   2009                                                                2,272
   2010                                                                1,388
   2011 and thereafter                                                21,083
                                                                     -------

                                                                     $36,236
                                                                     =======

     Approximately $20.1 million of the $36.2 million aggregate future minimum rental commitments at December 31, 2005 relates to the Company's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2005. As discussed above, any change in the rent is based solely on negotiations between Bayer and the Company, and any such change in the rent is deemed "contingent rentals" under GAAP which is excluded from the future minimum lease payments disclosed above.

     Income taxes. Contran and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, the Company, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. Contran has agreed, however, to indemnify the Company for any liability for income taxes of the Contran Tax Group in excess of the Company's tax liability previously computed and paid by Valhi in accordance with the tax allocation policy.

Note 17 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                             December 31,                December 31,
                                                                 2004                        2005
                                                      ---------------------------  -------------------------
                                                        Carrying        Fair         Carrying      Fair
                                                         Amount        Value          Amount       Value
                                                      ------------- -------------  -------------------------
                                                                          (In millions)
Cash, cash equivalents, restricted cash
   and noncurrent restricted marketable
    debt securities                                     $  65.2       $   65.2       $  76.0     $   76.0

Notes payable and long-term debt:
  Fixed rate with market quotes -

    8.875% Senior Secured Notes                         $ 519.2       $  549.1       $ 449.3     $  463.6
  Variable rate debt                                    $  13.6       $   13.6       $  11.5     $   11.5
Common stockholders' equity                             $ 470.8       $1,994.6       $ 410.0     $1,420.0

     Fair value of the Company's restricted marketable debt securities, the Notes and the fair value of the Company's common stockholders' equity, are based upon quoted market prices at each balance sheet date.

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. During 2004 and 2005, the Company has not used hedge accounting for any of its contracts. At December 31, 2005, the Company held a series of short-term currency forward contracts, which mature at various dates through March 31, 2006, to exchange an aggregate of U.S. $7.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.16 per U.S. dollar. The estimated fair value of such foreign currency forward contracts was not material at December 31, 2005. The Company held no such currency forward contracts at December 31, 2004 and held no other significant derivative contracts at December 31, 2004 or 2005.

Note 18 -         Quarterly results of operations (unaudited):

                                                                                 Quarter ended
                                                      ----------------------------------------------------------
                                                       March 31         June 30        Sept. 30         Dec. 31
                                                      ---------        ---------      ---------        ---------
                                                                 (In millions, except per share data)

 Year ended December 31, 2004
 Net sales                                             $ 263.3          $ 295.8        $ 286.0          $ 283.5
 Gross margin                                          $  61.0          $  68.3        $  66.7          $  66.3

 Net income                                            $   9.8          $ 284.8        $  10.1          $  10.2

 Basic and diluted earnings per common share           $   .20          $  5.82        $   .21          $   .21

 Year ended December 31, 2005
 Net sales                                             $ 291.9          $ 311.7        $ 292.1          $ 301.0
 Gross margin                                          $  84.2          $  94.6        $  75.9          $  72.2

 Net income                                            $  21.4          $  32.9        $   8.0          $   8.7
 Basic and diluted earnings per common share           $   .44          $   .67        $   .16          $   .18

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

Note 19 - Accounting principles newly adopted in 2003 and 2004:

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

                                                                                  Amount
                                                                               -------------
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
                                                                                  =====

     The change in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000) and to December 31, 2004 ($1 million)
and to December 31, 2005 ($900,000) is due primarily to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of sales in the accompanying Consolidated Statements of Income, approximated $100,000 for each of the years ended December 31, 2003, 2004 and 2005.

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

Note 20- Accounting principles not yet adopted:

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment", as of January 1, 2006. SFAS No. 123R, among other things, eliminated the alternative in previously existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and did not grant any options prior to January 1, 2006, and because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to the recognition of compensation cost in the Company's consolidated statements of income for existing stock options. Should the Company, however, grant a significant number of options in the future, the Company could recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, any cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures have been provided in
Note 11.

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


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2004 and 2005

                                 (In thousands)

                                                              2004               2005
                                                              ----               ----

Current assets:
  Cash and cash equivalents                                $    7,734         $      186
  Receivables from affiliates                                   2,776              4,661
  Prepaid expenses                                                337                530
                                                           ----------         ----------

      Total current assets                                     10,847              5,377
                                                           ----------         ----------

Other assets:
  Notes receivable from subsidiaries and affiliates            51,250             23,280
  Investment in subsidiaries                                  638,821            577,943
                                                           ----------         ----------

      Total other assets                                      690,071            601,223
                                                           ----------         ----------

                                                           $  700,918         $  606,600
                                                           ==========         ==========

Current liabilities:
  Accounts payable and accrued liabilities                 $        4         $      113
  Payable to affiliates                                           742                436
  Deferred income taxes                                             2                  2
                                                           ----------         ----------

      Total current liabilities                                   748                551
                                                           ----------         ----------

Noncurrent liabilities:
  Notes payable to subsidiaries and affiliates                222,168            192,941
  Deferred income taxes                                         7,157              3,124
                                                           ----------         ----------

      Total noncurrent liabilities                            229,325            196,065
                                                           ----------         ----------


Stockholders' equity                                          470,845            409,984
                                                           ----------         ----------

                                                           $  700,918         $  606,600
                                                           ==========         ==========


Contingencies (Note 4)



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                         Condensed Statements of Income

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                         2003                2004              2005
                                                         ----                ----              ----

Revenues and other income:
  Equity in earnings of subsidiaries                  $   92,051         $  336,922        $   77,437
  Interest income from affiliates                          3,009              2,678             2,627
  Interest and dividends                                      29                382                69
  Other income                                                 8               -                 -
                                                      ----------         ----------        ----------

                                                          95,097            339,982            80,133
                                                      ----------         ----------        ----------
Costs and expenses:
  General and administrative                                 269              1,601             2,048
  Intercompany interest and other                          1,917             17,973            18,943
  Other expense                                             -                   130            (1,846)
                                                      ----------         ----------        ----------

                                                           2,186             19,704            19,145
                                                      ----------         ----------        ----------

  Income before income taxes                              92,911            320,278            60,988

Provision for income taxes                                 5,362              5,425           (10,018)
                                                      ----------         ----------        ----------

  Net income                                          $   87,549         $  314,853        $   71,006
                                                      ==========         ==========        ==========







                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                         2003                2004              2005
                                                         ----                ----              ----

Cash flows from operating activities:
   Net income                                         $   87,549          $314,853         $   71,006
   Cash distributions from subsidiaries                     -               60,000             25,500
   Deferred income taxes                                    (538)           10,831             (4,260)
   Equity in earnings of subsidiaries                    (92,051)         (336,922)           (77,437)
   Other, net                                               -                   90               (174)
  Net change in assets and liabilities                     1,295            (4,379)            (2,525)
                                                      ----------         ----------        ----------

        Net cash provided (used)
          by operating activities                         (3,745)            44,473            12,110
                                                      ----------         ----------        ----------

Cash flows from investing activities:
     Loans to affiliates                                 (16,550)            (8,000)             -
     Collections of loans to affiliates                   46,404              7,000            27,970
                                                      ----------         ----------        ----------
        Net cash provided (used)
          by investing activities                         29,854             (1,000)           27,970
                                                      ----------         ----------        ----------

Cash flows from financing activities:
     Loans from affiliates                                 8,000            209,524
     Repayments of loans from affiliates                 (52,600)          (200,000)             -
     Dividends paid                                       18,000            (48,945)          (48,949)
     Capital contributions                                  -                   609             1,321
                                                      ----------         ----------        ----------

            Net cash used by financing
              activities:                                (26,600)           (38,812)          (47,628)
                                                      ----------         ----------        ----------

Net change during the year from operating,
   investing and financing activities                       (491)             4,661            (7,548)

Balance at beginning of year                               3,564              3,073             7,734
                                                      ----------         ----------        ----------

Balance at end of year                                $    3,073         $    7,734        $      186
                                                      ==========         ==========        ==========





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

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Current:
    Receivable from:
        Kronos Louisiana, Inc. ("KLA")                     $    -               $   2,751
        KLA - income taxes                                     2,681                1,874
        Kronos (US), Inc. ("KUS")                               -                      36
        Kronos International, Inc. ("KII")                        95                 -
                                                           ---------            ---------

                                                           $   2,776            $   4,661
                                                           =========            =========
       Payable to:
            KUS                                            $     204            $
            Valhi - income taxes                                 387                  434
            Kronos Cananda, Inc. ("KC")                           56                 -
            Other                                                 95                    2
                                                           ---------            ---------

                                                           $     742            $     436
                                                           =========            =========

Noncurrent:
       Receivable from KUS                                 $  51,250            $  23,280
                                                           =========            =========

       Payable to KII                                      $ 222,168            $ 192,941
                                                           =========            =========

     During 2004, KII loaned the Company the equivalent of $222,168. Such amounts are eliminated upon consolidation. See also Note 10 of the Consolidated Financial Statements for a description of noncurrent receivables and payables.




Note 3 - Investment in subsidiaries:

                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Investment in:
     KLA                                                   $ 136,749            $  99,376
     KC                                                       86,066               87,240
     KII                                                     416,006              391,327
                                                           ---------            ---------

                                                           $ 638,821            $ 577,943
                                                           =========            =========


                                                         2003                2004              2005
                                                         ----                ----              ----

Equity in income from continuing operations
  of subsidiaries:
   KLA                                                $    6,086         $   12,969        $   19,664
   KC                                                      2,192             (2,302)            1,481
   KII                                                    83,773            326,255            56,292
                                                      ----------         ----------        ----------

                                                      $   92,051         $  336,922        $   77,437
                                                      ==========         ==========        ==========

Note 4 - Contingencies:

     See Note 16 to the Consolidated Financial Statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                                Additions
                                               Balance at       charged to                                                 Balance
                                                beginning       costs and          Net         Currency                    at end
            Description                          of year         expenses       deductions    translation      Other       of year
---------------------------------------       -----------       ----------      ----------    -----------      ------     ---------

 Year ended December 31, 2003:
   Allowance for doubtful accounts               $ 2,605         $   367         $  (439)       $   387        $   -       $ 2,920
                                                 =======         =======         =======        =======        ======      =======
   Allowance for slow moving inventory           $ 7,716         $   187         $  -           $    56        $   -       $ 7,959
                                                 =======         =======         =======        =======        ======      =======
   Accrual for planned major
     maintenance activities                      $ 3,986         $ 5,337         $(3,896)       $   900        $   -       $ 6,327
                                                 =======         =======         =======        =======        ======      =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts               $ 2,920         $  (125)        $  (577)       $   159        $   -       $ 2,377
                                                 =======         =======         =======        =======        ======      =======
   Allowance for slow moving inventory           $ 7,959         $   433         $  (167)       $   764        $   -       $ 8,989
                                                 =======         =======         =======        =======        ======      =======
   Accrual for planned major
     maintenance activities                      $ 6,327         $ 6,602         $(8,001)       $   425        $   -       $ 5,353
                                                 =======         =======         =======        =======        ======      =======

 Year ended December 31, 2005:
   Allowance for doubtful accounts               $ 2,377        $   689          $  (897)        $  (204)      $   -       $ 1,965
                                                 =======         =======         =======        =======        ======      =======
   Allowance for slow moving inventory           $ 8,989        $   174          $   (29)        $  (854)      $   -       $ 8,280
                                                 =======         =======         =======        =======        ======      =======
   Accrual for planned major
     maintenance activities                      $ 5,353        $ 9,385          $(9,333)        $  (448)      $   -       $ 4,957
                                                 =======         =======         =======        =======        ======      =======


Note - Certain information has been omitted from this Schedule because it is disclosed in the Notes to the Consolidated Financial Statements.