Form 10-Q
period 2006-03-31
KRONOS WORLDWIDE INC
filed 2006-05-05
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2006           Commission file number 1-31763
                      -----------------                                ---------




                             KRONOS WORLDWIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             76-0294959
-------------------------------                            -------------------
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer    Accelerated filer X  Non-accelerated filer
                       ---                  ---                      ---

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No X
                           ---    ---

Number of shares of the Registrant's common stock outstanding on April 28, 2006:
48,949,549.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number

Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Balance Sheets -
               December 31, 2005; March 31, 2006 (Unaudited)                 3

              Consolidated Statements of Income -
               Three months ended March 31, 2005 and 2006 (Unaudited)        5

              Consolidated Statements of Comprehensive Income -
               Three months ended March 31, 2005 and 2006 (Unaudited)        6

              Consolidated Statement of Stockholders' Equity -
               Three months ended March 31, 2006 (Unaudited)                 7

              Consolidated Statements of Cash Flows -
               Three months ended March 31, 2005 and 2006 (Unaudited)        8

              Notes to Consolidated Financial Statements (Unaudited)        10

  Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          16

  Item 3.     Quantitative and Qualitative Disclosure About Market Risk     26

  Item 4.     Controls and Procedures                                       26

Part II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                             27

  Item 1A.    Risk Factors                                                  27

  Item 6.     Exhibits                                                      27





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



               ASSETS                                        December 31,         March 31,
                                                                 2005                2006
                                                             ------------        -----------
                                                                                 (Unaudited)

 Current assets:
   Cash and cash equivalents                                  $   72,029          $   61,702
   Restricted cash                                                 1,355                 951
   Accounts and other receivables, net                           184,584             229,766
   Receivables from affiliate                                          2                   -
   Refundable income taxes                                         1,053                 864
   Inventories, net                                              259,844             253,669
   Prepaid expenses                                                4,290               5,713
   Deferred income taxes                                           2,187               1,642
                                                              ----------          ----------

       Total current assets                                      525,344             554,307
                                                              ----------          ----------

 Other assets:
     Investment in TiO2 manufacturing joint venture              115,308             118,058
     Deferred income taxes                                       213,722             213,083
     Other                                                        25,638              25,473
                                                              ----------          ----------

       Total other assets                                        354,668             356,614
                                                              ----------          ----------

 Property and equipment:
   Land                                                           31,678              32,139
   Buildings                                                     184,800             188,212
   Equipment                                                     786,953             801,307
   Mining properties                                              68,165              68,949
   Construction in progress                                       13,457               7,555
                                                              ----------          ----------

                                                               1,085,053           1,098,162
   Less accumulated depreciation and amortization                666,133             681,308
                                                              ----------          ----------

       Net property and equipment                                418,920             416,854
                                                              ----------          ----------

                                                              $1,298,932          $1,327,775
                                                              ==========          ==========









                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                     December 31,         March 31,
                                                                 2005                2006
                                                             ------------        -----------
                                                                                 (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                       $      958          $      959
   Accounts payable and accrued liabilities                      165,545             159,081
   Payable to affiliates                                          10,382              12,992
   Income taxes                                                   24,014              24,521
   Deferred income taxes                                           4,211                 679
                                                              ----------          ----------

          Total current liabilities                              205,110             198,232
                                                              ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                464,365             493,309
   Deferred income taxes                                          53,383              54,035
   Accrued pension costs                                         139,786             137,888
   Accrued postretirement benefits costs                          10,174              10,031
   Other                                                          16,055              17,652
                                                              ----------          ----------

       Total noncurrent liabilities                              683,763             712,915
                                                              ----------          ----------

 Minority interest                                                    75                  78
                                                              ----------          ----------

 Stockholders' equity:
   Common stock                                                      489                 489
   Additional paid-in capital                                  1,061,539           1,061,539
   Retained deficit                                             (441,295)           (438,501)
   Accumulated other comprehensive loss:
     Currency translation                                       (114,930)           (111,158)
     Pension liabilities                                         (95,819)            (95,819)
                                                              ----------          ----------

       Total stockholders' equity                                409,984             416,550
                                                              ----------          ----------

                                                              $1,298,932          $1,327,775
                                                              ==========          ==========



Commitments and contingencies (Notes 8 and 10)





          See accompanying notes to consolidated financial statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2005 and 2006

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                    2005               2006
                                                                    ----               ----


Net sales                                                       $  291,874         $  304,279
Cost of sales                                                      207,677            229,495
                                                                ----------         ----------

    Gross margin                                                    84,197             74,784

Selling, general and administrative expense                         37,253             37,819
Other operating income (expense):
  Currency transaction gains (losses), net                             928               (840)
  Disposition of property and equipment                                (34)              (432)
  Other income                                                          36                  9
  Corporate expense                                                 (1,425)            (1,319)
                                                                ----------         ----------

    Income from operations                                          46,449             34,383

Other income (expense):
  Trade interest income                                                 78                475
  Other interest income                                                341                104
  Interest expense                                                 (11,772)           (10,709)
                                                                ----------         ----------

    Income before income taxes and minority interest                35,096             24,253

Provision for income taxes                                          13,691              9,220

Minority interest in after-tax earnings                                  4                  2
                                                                ----------         ----------

    Net income                                                  $   21,401         $   15,031
                                                                ==========         ==========

Cash dividend per share                                         $      .25         $      .25
                                                                ==========         ==========

Basic and diluted net income per share                          $      .44         $      .31
                                                                ==========         ==========

Basic and diluted weighted-average shares used
   in the calculation of net income per share                       48,946             48,950
                                                                ==========         ==========




          See accompanying notes to consolidated financial statements.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)

                                                                    2005               2006
                                                                    ----               ----

Net income                                                      $   21,401         $   15,031

Other comprehensive income, net of tax - currency translation
   adjustment                                                        2,289              3,772
                                                                ----------         ----------

          Comprehensive income                                  $   23,690         $   18,803
                                                                ==========         ==========





          See accompanying notes to consolidated financial statements.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2006

                                 (In thousands)

                                   (Unaudited)

                                                                             Accumulated other
                                                                             comprehensive loss
                                            Additional                   --------------------------         Total
                                Common       paid-in        Retained       Currency       Pension       stockholders'
                                stock        capital         deficit     translation    liabilities         equity
                               --------    ------------     --------     -----------    -----------     -------------

Balance at December 31, 2005    $  489      $1,061,539      $(441,295)    $(114,930)      $(95,819)        $409,984

Net income                        -               -            15,031          -              -              15,031

Dividends                         -               -           (12,237)         -              -             (12,237)

Other comprehensive income        -               -              -            3,772           -               3,772
                                ------      ----------      ---------     ---------       --------         --------

Balance at March 31, 2006       $  489      $1,061,539      $(438,501)    $(111,158)      $(95,819)        $416,550
                                ======      ==========      =========     =========       ========         ========



          See accompanying notes to consolidated financial statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)
                                   (Unaudited)



                                                                    2005               2006
                                                                    ----               ----

 Cash flows from operating activities:
   Net income                                                   $   21,401         $   15,031
   Depreciation and amortization                                    11,182             10,625
   Noncash interest expense                                            780                614
   Deferred income taxes                                             4,963                404
   Minority interest                                                     4                  2
   Net loss from disposition of property and equipment                  34                432
   Contributions to TiO2 manufacturing joint venture, net             (850)            (2,750)
   Benefit plan expense less than cash funding:
     Defined benefit pension plans                                  (1,737)            (1,499)
     Other postretirement benefits, net                               (265)               (99)
   Other, net                                                            2               (350)
   Change in assets and liabilities:
     Accounts and other receivables                                (39,179)           (44,726)
     Inventories                                                   (14,232)             8,530
     Prepaid expenses                                               (2,003)            (1,395)
     Accounts payable and accrued liabilities                       13,746             (5,494)
     Income taxes                                                    4,004                245
     Accounts with affiliates                                        1,763              2,747
     Other, net                                                     (4,570)              (159)
                                                                ----------         ----------

         Net cash used in operating activities                      (4,957)           (17,842)
                                                                ----------         ----------

 Cash flows from investing activities:
   Capital expenditures                                             (5,203)            (4,075)
   Change in restricted cash equivalents                               529                411
   Other, net                                                           21                 31
                                                                ----------         ----------

         Net cash used in investing activities                      (4,653)            (3,633)
                                                                ----------         ----------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                          -             72,635
     Principal payments                                                (41)           (50,039)
   Dividends paid                                                  (12,236)           (12,237)
                                                                ----------         ----------

         Net cash provided by (used in)
           financing activities                                    (12,277)            10,359
                                                                ----------         ----------









                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)
                                   (Unaudited)


                                                                    2005               2006
                                                                    ----               ----


 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                $  (21,887)        $  (11,116)
   Currency translation                                               (497)               789
 Cash and cash equivalents at beginning of period                   60,790             72,029
                                                                ----------         ----------

 Cash and cash equivalents at end of period                     $   38,406         $   61,702
                                                                ==========         ==========

 Supplemental disclosures - cash paid for:
     Interest, net of amounts capitalized                       $      171         $      117
     Income taxes, net                                               3,783              6,079











          See accompanying notes to consolidated financial statements.


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 -       Organization and basis of presentation:

     Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO) is a subsidiary of Valhi, Inc. (NYSE: VHI). At March 31, 2006, (i) Valhi held approximately 59% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock, (ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The consolidated balance sheet of Kronos at December 31, 2005 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet data as of December 31, 2005 was derived from the Company's audited consolidated financial statements at that date, but does not include all disclosures required by GAAP, as permitted by regulations of the SEC. The consolidated balance sheet at March 31, 2006, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2005 and 2006, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Annual Report").

Note 2 - Accounts and other receivables, net:


                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Trade receivables                                              $170,619            $213,786
 Recoverable VAT and other receivables                            15,930              17,883
 Allowance for doubtful accounts                                  (1,965)             (1,903)
                                                                --------            --------

                                                                $184,584            $229,766
                                                                ========            ========


Note 3 - Inventories, net:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Raw materials                                                  $ 52,343            $ 39,649
 Work in process                                                  17,959              19,483
 Finished products                                               149,900             152,361
 Supplies                                                         39,642              42,176
                                                                --------            --------

                                                                $259,844            $253,669
                                                                ========            ========

Note 4 - Other noncurrent assets:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Deferred financing costs, net                                  $  8,150            $  7,650
 Restricted marketable debt securities                             2,572               2,635
 Unrecognized net pension obligations                             11,916              11,979
 Other                                                             3,000               3,209
                                                                --------            --------

                                                                $ 25,638            $ 25,473
                                                                ========            ========

Note 5 - Accounts payable and accrued liabilities:


                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Accounts payable                                               $ 91,397            $ 77,166
 Employee benefits                                                35,610              30,099
 Interest                                                            191              10,474
 Other                                                            38,347              41,342
                                                                --------            --------

                                                                $165,545            $159,081
                                                                ========            ========


Note 6 - Long-term debt:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Kronos U.S. subsidiaries - bank credit facility                $ 11,500            $ 29,800
 Kronos Canada bank credit facility                                 -                  4,264
 Kronos International, Inc. and subsidiaries:
   8.875% Senior Secured Notes                                   449,298             455,609
   Other                                                           4,525               4,595
                                                                --------            --------

                                                                 465,323             494,268
 Less current maturities                                             958                 959
                                                                --------            --------

                                                                $464,365            $493,309
                                                                ========            ========

     During the first quarter of 2006, the Company borrowed an aggregate of Cdn. $5.0 million ($4.3 million) under its Canadian revolving credit facility, and also borrowed an additional net $18.3 million under its U.S. bank credit facility.

     In April 2006, the Company's wholly-owned subsidiary, Kronos International, Inc. ("KII") called all of it's 8.875% Senior Secured Notes for redemption on May 11, 2006 at 104.437% of their aggregate principal amount of euro 375 million (including such call premium, an aggregate of $470.2 million at March 31, 2006 exchange rates). Funds for such redemption were provided by KII's issuance of an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, issued on April 11, 2006 at 99.306% of their principal amount. The new Senior Secured Notes were issued pursuant to an indenture that contains covenants, restrictions and collateral substantially identical to the covenants, restrictions and collateral of the 8.875% Senior Secured Notes. The Company expects to recognize a $21 million pre-tax charge in the second quarter related to the early extinguishment of KII's 8.875% Senior Secured Notes, consisting of the call premium on such Notes and the net write-off of deferred financing costs and existing unamortized premium related to such Notes.

Note 7 - Other noncurrent liabilities:

                                                              December 31,          March 31,
                                                                  2005                2006
                                                              ------------         ----------
                                                                       (In thousands)

 Employee benefits                                              $  4,735            $  5,960
 Insurance claims and expenses                                     1,733               2,071
 Asset retirement obligations                                        934                 968
 Other                                                             8,653               8,653
                                                                --------            --------

                                                                $ 16,055            $ 17,652
                                                                ========            ========

Note 8 - Provision for income taxes:

                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                      (In millions)

 Expected tax expense                                            $12.3             $ 8.5
 Incremental U.S. tax and rate differences on                                         .5
  equity in earnings of non-tax group companies                     .2
 Non-U.S. tax rates                                                 .1               (.4)
 Nondeductible expenses                                            1.0               1.2
 Adjustment of prior year income taxes, net                         -                (.9)
 Other, net                                                         .1                .3
                                                                 -----             -----

                                                                 $13.7             $ 9.2
                                                                 =====             =====

     Certain of the Company's non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at March 31, 2006). Kronos filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment.

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

                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                       (In thousands)

 Service cost                                                    $ 1,987           $  1,844
 Interest cost                                                     4,580              4,573
 Expected return on plan assets                                   (4,114)            (3,891)
 Amortization of prior service cost                                  154                112
 Amortization of net transition obligations                          157                139
 Recognized actuarial losses                                         951              2,073
                                                                --------           --------

                                                                $  3,715           $  4,850
                                                                ========           ========

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                       (In thousands)

 Service cost                                                   $     55           $     71
 Interest cost                                                       145                156
 Amortization of prior service credit                               (160)               (50)
 Recognized actuarial losses                                          18                 28
                                                                --------           --------

                                                                $     58           $    205
                                                                ========           ========

Note 10 - Commitments and contingencies:

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

     Reference is made to the 2005 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

Note 11 - Accounting principles newly adopted in 2006:

     Inventory costs. The Company adopted SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," as of January 1, 2006 for inventory costs incurred on or after such date. Statement of Financial Accounting Standards ("SFAS") No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company's production cost accounting had already complied with the requirements of SFAS No. 151, and therefore adoption of SFAS No. 151 did not have a material effect on its consolidated financial statements.

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC"), the Company adopted SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." The Company is now generally required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled (referred to as the modified prospective method in SFAS No. 123R). Additionally, as of January 1, 2006, the Company recognizes compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company was not material, the effect of adopting SFAS No. 123R, in so far as it relates to existing stock options, did not have a material effect on the Company's consolidated financial statements. Should the Company or its subsidiaries and affiliates, however, either grant a significant number of options to employees of the Company or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

     Under the requirements of SFAS No. 123R, the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, is reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities reflects the effect of cash paid for income taxes exclusive of such cash income tax benefit. The aggregate amount of such income tax benefits recognized as a component of cash flows from financing activities was nil in the first quarter of 2006.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures were provided in the 2005 Annual Report.

     The Company has not issued any stock options to purchase Kronos common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company accounted for stock-based employee compensation in accordance with APBO No. 25, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2005, and following the cash settlement of certain stock options held by employees of NL and the Company, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because Kronos could not overcome the presumption that it would not similarly cash settle the remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Following adoption of SFAS No. 123R effective January 1, 2006, the Company will continue to account for NL's remaining stock options in a manner similar to the variable accounting method of APBO No. 25, as required by the guidance of SFAS No. 123R.

     Aggregate compensation expense related to NL stock options held by employees of the Company was approximately $100,000 in the first quarter of 2005 and compensation income was approximately $400,000 in the first quarter of 2006. If the Company and its subsidiaries had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123 for all awards granted subsequent to January 1, 1995, the effect on the Company's results of operations in the first quarter of 2005 would not have been material.

Note 12 - Accounts with affiliates:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Current receivables from affiliates -
   Titanium Metals Corporation                                  $      2            $  -
                                                                ========            ========

 Current payable to affiliates:
   Income taxes payable to Valhi                                $    434            $  3,043
   NL                                                                145                 467
   Louisiana Pigment Company, L.P.                                 9,803               9,482
                                                                --------            --------


                                                                $ 10,382            $ 12,992
                                                                ========            ========





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the 2005 and 2006 periods presented are primarily due to (i) relative changes in TiO2 average selling prices (ii) relative changes in selling volumes and (iii) relative changes in foreign currency exchange rates. Selling prices for TiO2 (in billing currencies) were generally: increasing in the first half of 2005, decreasing during the last half of 2005 and increasing during the first quarter of 2006.

     The Company reported net income of $15.0 million, or $.31 per diluted share, in the first quarter of 2006 as compared to net income of $21.4 million, or $.44 per diluted share, in the first quarter of 2005. The Company reported lower net income in the first quarter of 2006 as higher sales volumes and a modest increase in average selling prices were more than offset by the effect of higher production costs, particularly raw material and energy costs.

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



                                                                   Three months ended
                                                                         March 31,
                                                                  ----------------------          %
                                                                  2005              2006        Change
                                                                  ----              ----        ------
                                                              (In millions, except percentages and volumes)

 Net sales                                                       $291.9           $304.3          +4%
 Cost of sales                                                    207.7            229.5         +10%
                                                                 ------           ------

 Gross margin                                                      84.2             74.8         -11%

 Selling, general and administrative expense                      (37.2)           (37.8)         +2%
 Currency transaction gains (losses), net                            .9              (.8)
 Corporate expense                                                 (1.4)            (1.3)
 Other operating expense, net                                        -               (.5)
                                                                 ------           ------

 Income from operations                                          $ 46.5           $ 34.4         -26%
                                                                 ======           ======

 TiO2 operating statistics:

   Percent change in average selling prices:
       Using actual foreign currency exchange rates                                               -3%
       Impact of changes in foreign currency exchange rates                                       +5%
                                                                                                  ---

       In billing currencies                                                                      +2%
                                                                                                  ===

   Sales volumes*                                                   114          124              +9%
   Production volumes*                                              122          127              +4%

________________________________

     *   Thousands of metric tons

     Kronos' sales increased $12.4 million (4%) in the first quarter of 2006 compared to the first quarter of 2005 due to the net effects of higher average TiO2 selling prices (in billing currencies), higher TiO2 selling volumes and the unfavorable effect of fluctuations in foreign currency exchange rates, which decreased sales by approximately $16 million, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2006 were 2% higher as compared to the first quarter of 2005. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2006 decreased 3% compared to the first quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 3% decrease in Kronos' average TiO2 selling prices during the first quarter of 2006 as compared to the first quarter of 2005 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 2% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the net effect of changes in foreign currency exchange rates. The above table presents in a tabular format
(i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the first quarter of 2006 increased 9% compared to the first quarter of 2005, due primarily to higher sales volumes in the United States and slightly higher sales volumes in Europe and in export markets offsetting the effects of lower sales volumes in Canada. Demand for TiO2 has remained strong in the first quarter of 2006, and while Kronos believes that the strong demand for TiO2 is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' income from operations comparisons were favorably impacted by higher production levels, which increased 4% in the first quarter of 2006 as compared to the same period in 2005. Kronos' operating rates were near full capacity in both periods, and Kronos' production and sales volumes in the first quarter of 2006 were new records for Kronos for a first quarter.

     The Company's cost of sales increased $21.8 million (10%) in the first quarter of 2006 compared to the first quarter of 2005 largely due to higher sales volumes. As a result of lower average TiO2 selling prices using actual foreign currency exchange rates as well as the unfavorable effect of higher raw material and other operating costs (including energy), the Company's cost of sales, as a percentage of net sales, increased from 71% in the first quarter of 2005 to 75% in the first quarter of 2006.

     The Company's gross margins for the first quarter of 2006 decreased $9.4 million (11%) from the first quarter of 2005 due to the net effects of the aforementioned increases in net sales and cost of sales as well as the unfavorable effect of relative changes in foreign currency exchange rates, as discussed below.

     Selling, general and administrative expenses increased $600,000 (2%) in the first quarter of 2006 as compared to the corresponding period in 2005. This increase is largely attributable to the increased sales volumes.

     The Company has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales by a net $16 million in the first quarter of 2006 as compared to the same period in 2005. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2006 as compared to the first quarter of 2005. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons resulted in approximately a net $5 million decrease in the Company's income from operations in the first quarter of 2006 as compared to the first quarter of 2005.

Outlook

     On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production from LPC. Insurance proceeds from the lost profit for product that Kronos was not able to sell as a result of the loss of production from LPC are expected to be recognized by Kronos during the remainder of 2006, although the amount and timing of such insurance recoveries is not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

     Kronos expects its income from operations in 2006 will continue to be somewhat lower than 2005. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

Other income (expense)

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including KII's euro 375 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first quarter of 2006 was $10.7 million, a decrease of $1.1 million from the first quarter of 2005. The decrease was due primarily to relative changes in foreign currency exchange rates, which decreased the U.S. dollar equivalent of interest expense on the euro 375 million KII Senior Secured Notes outstanding by approximately $1.1 million in the first quarter of 2006 as compared to the first quarter of 2005.

     In April 2006, KII called all of it's 8.875% Senior Secured Notes for redemption on May 11, 2006 at 104.437% of their aggregate principal amount of euro 375 million (an aggregate of $470.2 million at March 31, 2006 exchange rates). Funds for such redemption were provided by KII's issuance of an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, issued on April 11, 2006 at 99.306% of their principal amount. The Company expects to recognize a $21 million pre-tax charge in the second quarter related to the early extinguishment of the 8.875% Senior Secured Notes, consisting of the call premium on such Notes and the net write-off of deferred financing costs and existing unamortized premium related to such Notes. See Note 6.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements.

     At March 31, 2006, Kronos has the equivalent of $597 million and $93 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2005 Annual Report, during 2004 Kronos concluded the benefit of such income tax loss carryforwards met the "more-likely-than-not" recognition criteria of GAAP, and accordingly in 2004 Kronos reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

Accounting principles newly adopted in 2006

     See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2005 and 2006 are presented below:


                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                      (In millions)

 Net cash provided by (used in) by:
   Operating activities                                         $   (5.0)          $  (17.8)
   Investing activities                                             (4.6)              (3.6)
   Financing activities                                            (12.3)              10.3
                                                                --------           --------

     Net cash used in operating, investing
       and financing activities                                 $  (21.9)          $  (11.1)
                                                                ========           ========

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

     Cash flows used in operating activities increased from $5.0 million used in the first three months of 2005 to $17.8 million of cash used in the first three months of 2006. This $12.8 million increase was due primarily to the net effects of (i) lower net income of $6.4 million, (ii) lower depreciation and amortization expense of $600,000, (iii) lower deferred income taxes of $4.6 million, (iv) higher net contributions to the TiO2 manufacturing joint venture of $2.8 million in the first three months of 2006 compared to a $850,000 contribution in the first three months of 2005, (v) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $1.0 million in the first three months of 2006 as compared to the first three months of 2005 and (vi) higher cash paid for income taxes of $2.3 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. The Company's average days sales outstanding ("DSO") increased from 55 days at December 31, 2005 to 68 days at March 31, 2006, due to the timing of collection on the higher accounts receivable balance at the end of March. At March 31, 2006, the average number of days in inventory ("DII") decreased to 100 days from 102 days at December 31, 2005 due to the effects of higher sales volume.

Investing and financing activities

     The Company's capital expenditures were $5.2 million and $4.1 million in the first three months of 2005 and 2006, respectively.

     During the first three months of 2006, the Company borrowed $68.3 million and repaid $50.0 million under its U.S. credit facility and borrowed $4.3 million under its Canadian credit facility.

     In each of the first quarters of 2005 and 2006, the Company paid a regular quarterly dividend to stockholders of $.25 per share. Such cash dividends aggregated $12.2 million in each of the first quarters ended March 31, 2005 and 2006.

     At March 31, 2006, unused credit available under Kronos' existing credit facilities approximated $124 million, which was comprised of: $94 million under its European revolving credit facility, $11 million under its Canadian credit facility, $15 million under its U.S. credit facility and $4 million under other non-US facilities. At March 31, 2006, KII had approximately $101 million available for payment of dividends and other restrictive payments as defined in the Senior Secured Notes indenture. Based upon Kronos' expectation for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meets its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

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

Off-balance sheet financing arrangements.

     Other than operating leases discussed in the 2005 Annual Report, neither Kronos nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

     At March 31, 2006, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $61.7 million ($58.2 million held by non-U.S. subsidiaries), (ii) current restricted cash of $951,000 and (iii) noncurrent restricted marketable debt securities of $2.6 million.

     At March 31, 2006, Kronos' outstanding debt was comprised of (i) $455.6 million related to KII's Senior Secured Notes and (ii) approximately $38.7 million of other indebtedness, principally $29.8 million related to the Company's U.S. bank credit facility which matures in September 2008 and $4.3 million related to its Canadian bank credit facility which matures in January 2009.

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

     Based upon Kronos' expectations for the TiO2 industry and anticipated demand for Kronos' cash resources as discussed herein, Kronos expects to have sufficient short-term (defined as the twelve-month period ending March 31, 2007) and long-term (defined as the five-year period ending December 31, 2010, the time period for which the Company generally does long-term budgeting) liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     See Note 8 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 10 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Certain of Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2006, Kronos held a series of contracts, with expiration dates ranging from April to September 2006, to exchange an aggregate of U.S. $25.5 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.16 to Cdn. $1.17 per U.S. dollar. At March 31, 2006, the actual exchange rate was Cdn. $1.17 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2006 is insignificant.

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

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average TiO2 selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average TiO2 selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to the 2005 Annual Report for a discussion of the market risks associated with changes in foreign currency exchange rates, interest rates and security prices that affect the Company. There have been no material changes in such market risks since the Company filed the 2005 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006.

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

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

     Reference is made to Note 10 of the Consolidated Financial Statements and to the 2005 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors.

     Reference is made to the 2005 Annual Report for a discussion of risk factors related to the Company's businesses. There have been no material changes in such risk factors since the Company filed the 2005 Annual Report.

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



                                               Kronos Worldwide, Inc.
                                                   (Registrant)



Date   May 5, 2006                    By /s/ Gregory M. Swalwell
      -------------                      ------------------------------------
                                          Gregory M. Swalwell
                                           Vice President, Finance and Chief
                                            Financial Officer (Principal
                                            Financial Officer)


Date   May 5, 2006                    By /s/ James W. Brown
      -------------                      ------------------------------------
                                         James W. Brown
                                         Vice President and Controller
                                         (Principal Accounting Officer)