Form 10-Q
period 2006-06-30
KRONOS WORLDWIDE INC
filed 2006-08-04
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2006           Commission file number 1-31763
                       ---------------                                 -------




                             KRONOS WORLDWIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             76-0294959
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972)233-1700
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

Number of shares of the Registrant's  common stock outstanding on July 28, 2006:
48,953,049.






                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
            December 31, 2005; June 30, 2006 (unaudited)                     3

           Condensed Consolidated Statements of Income -
            Three and six months ended June 30, 2005 and 2006
            (unaudited)                                                      5

           Condensed Consolidated Statements of Comprehensive Income -
            Six months ended June 30, 2005 and 2006 (unaudited)              6

           Condensed Consolidated Statement of Stockholders' Equity -
            Six months ended June 30, 2006 (unaudited)                       7

           Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 2005 and 2006 (unaudited)              8

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                      10

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             17

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk        26

  Item 4.  Controls and Procedures                                          26

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                28

  Item 1A. Risk Factors                                                     28

  Item 4.  Submission of Matters to a Vote of Security Holders              28

  Item 6.  Exhibits                                                         28

  Items 2, 3, and 5 of Part II are omitted because there is no information to report





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                           December 31,           June 30,
                                                                    2005                 2006
                                                                ------------          ----------
                                                                                      (Unaudited)
 Current assets:
   Cash and cash equivalents
                                                                  $   72,029          $  61,428
   Restricted cash                                                     1,355              1,227
   Accounts and other receivables, net                               184,584            249,592
   Receivables from affiliate                                              2                233
   Refundable income taxes                                             1,053              1,978
   Inventories, net                                                  259,844            255,935
   Prepaid expenses                                                    4,290              5,643
   Deferred income taxes                                               2,187              1,263
                                                                  ----------         ----------

       Total current assets                                          525,344            577,299
                                                                  ----------         ----------

 Other assets:
     Investment in TiO2 manufacturing joint venture                  115,308            115,558
     Deferred income taxes                                           213,722            228,003
     Other                                                            25,638             25,810
                                                                  ----------         ----------

       Total other assets                                            354,668            369,371
                                                                  ----------         ----------

 Property and equipment:
   Land                                                               31,678             33,820
   Buildings                                                         184,800            196,669
   Equipment                                                         786,953            840,631
   Mining properties                                                  68,165             72,369
   Construction in progress                                           13,457             11,543
                                                                  ----------         ----------

                                                                   1,085,053          1,155,032
   Less accumulated depreciation and amortization                    666,133            721,696
                                                                  ----------         ----------

       Net property and equipment                                    418,920            433,336
                                                                  ----------         ----------

       Total assets                                               $1,298,932         $1,380,006
                                                                  ==========         ==========





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                         December 31,          June 30,
                                                                    2005                 2006
                                                                ------------          ----------

 Current liabilities:
   Current maturities of long-term debt                           $      958         $      983
   Accounts payable and accrued liabilities                          165,545            167,605
   Payable to affiliates                                              10,382              9,889
   Income taxes                                                       24,014              6,434
   Deferred income taxes                                               4,211                775
                                                                  ----------         ----------

          Total current liabilities                                  205,110            185,686
                                                                  ----------         ----------

 Noncurrent liabilities:
   Long-term debt                                                    464,365            539,855
   Deferred income taxes                                              53,383             53,218
   Accrued pension costs                                             139,786            138,269
   Accrued postretirement benefits costs                              10,174             10,124
   Other                                                              16,055             17,310
                                                                  ----------         ----------

       Total noncurrent liabilities                                  683,763            758,776
                                                                  ----------         ----------

 Minority interest                                                        75                 80
                                                                  ----------         ----------


 Stockholders' equity:
   Common stock                                                          489                489
   Additional paid-in capital                                      1,061,539          1,061,644
   Retained deficit                                                 (441,295)          (437,170)
   Accumulated other comprehensive loss:
     Currency translation                                           (114,930)           (93,680)
     Pension liabilities                                             (95,819)           (95,819)
                                                                  ----------         ----------

       Total stockholders' equity                                    409,984            435,464
                                                                  ----------         ----------

       Total liabilities, minority interest and
             stockholders' equity                                 $1,298,932         $1,380,006
                                                                  ==========         ==========



Commitments and contingencies (Notes 10 and 11)







     See accompanying Notes to Condensed Consolidated Financial Statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                      Three months ended              Six months ended
                                                                           June 30,                       June 30,
                                                                    ---------------------          ----------------------
                                                                    2005             2006            2005            2006
                                                                    ----             ----            ----            ----
                                                                                         (unaudited)

Net sales                                                         $311,688        $ 345,101       $ 603,562       $ 649,380
Cost of sales                                                      217,048          263,107         424,725         492,602
                                                                  --------        ---------       ---------       ---------

    Gross margin                                                    94,640           81,994         178,837         156,778

Selling, general and administrative expense                         37,844           41,298          75,097          79,117
Other operating income (expense):
  Currency transaction gains (losses), net                           2,395           (2,029)          3,323          (2,870)
  Disposition of property and equipment                               (120)            (675)           (154)         (1,107)
  Other income                                                          76               47             112              57
  Corporate expense                                                 (1,448)          (1,284)         (2,873)         (2,602)
                                                                  --------        ---------       ---------       ---------

    Income from operations                                          57,699           36,755         104,148          71,139

Other income (expense):
  Trade interest income                                                142              404             220             879
  Other interest income                                                279              926             620           1,030
  Securities transaction gain                                        5,439             -              5,439            -
  Loss on prepayment of debt                                          -             (22,311)           -            (22,311)
  Interest expense                                                 (11,625)         (13,095)        (23,397)        (23,804)
                                                                  --------        ---------       ---------       ---------

    Income before income taxes and minority interest                51,934            2,679          87,030          26,933

Provision for income taxes (benefit)                                19,066          (10,893)         32,757          (1,673)

Minority interest in after-tax earnings                                  3                2               7               5
                                                                  --------        ---------       ---------       ---------

    Net income                                                    $ 32,865        $  13,570       $  54,266       $  28,601
                                                                  ========        =========       =========       =========

Basic and diluted net income per share                            $    .67        $     .28       $    1.11       $     .58
                                                                  ========        =========       =========       =========

Cash dividends per share                                          $    .25        $     .25       $     .50       $     .50
                                                                  ========        =========       =========       =========

Basic and diluted weighted-average shares used in the
   calculation of net income per share                              48,948           48,951          48,947          48,950
                                                                  ========        =========       =========       =========




     See accompanying Notes to Condensed Consolidated Financial Statements.


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)



                                                          2005             2006
                                                          ----             ----
                                                               (Unaudited)

Net income                                              $54,266           $28,601

Other comprehensive income, net of tax -
   currency translation adjustment                        4,224            21,250
                                                        -------           -------

          Comprehensive income                          $58,490           $49,851
                                                        =======           =======





     See accompanying Notes to Condensed Consolidated financial statements.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2006

                                 (In thousands)



                                                                                Accumulated other
                                                                                comprehensive loss
                                             Additional                    -----------------------------           Total
                                Common        paid-in       Retained        Currency          Pension           stockholders'
                                stock         capital        deficit       translation       liabilities           equity
                                ------       ----------     --------       -----------       -----------        -------------
                                                    (unaudited)

Balance at December 31, 2005     $  489        $1,061,539       $(441,295)      $(114,930)      $(95,819)         $409,984

Net income                         -                 -             28,601            -              -               28,601

Other comprehensive income         -                 -               -             21,250           -               21,250

Dividends                          -                 -            (24,476)           -              -              (24,476)

Issuance of common stock           -                  105            -               -              -                  105
                                 ------        ----------       ---------       ---------       --------          --------

Balance at June 30, 2006         $  489        $1,061,644       $(437,170)      $ (93,680)      $(95,819)         $435,464
                                 ======        ==========       =========       =========       ========          ========







                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)


                                                                    2005             2006
                                                                    ----             ----
                                                                         (Unaudited)

 Cash flows from operating activities:
   Net income                                                     $ 54,266        $ 28,601
   Depreciation and amortization                                    22,136          21,741
   Loss on prepayment of debt                                         -             22,311
   Call premium paid                                                  -            (20,898)
   Noncash interest expense                                          1,546           1,141
   Deferred income taxes                                            12,615          (9,199)
   Minority interest                                                     7               5
   Net loss from disposition of property and equipment                 154           1,107
   Distributions from (contributions to) TiO2 manufacturing
    joint venture, net                                                 650            (250)
   Securities transaction gain                                      (5,439)           -
   Benefit plan expense less than cash funding:
     Defined benefit pension plans                                  (2,639)           (303)
     Other postretirement benefits, net                               (437)           (198)
   Other, net                                                       (1,504)           (642)
   Change in assets and liabilities:
     Accounts and other receivables                                (46,936)        (54,888)
     Inventories                                                   (20,596)         17,534
     Prepaid expenses                                               (2,978)         (1,029)
     Accounts payable and accrued liabilities                      (12,054)         (4,987)
     Income taxes                                                    5,683         (20,869)
     Accounts with affiliates                                        2,900             850
     Other, net                                                     (4,969)          1,016
                                                                  --------        --------

         Net cash provided by (used in) operating activities         2,405         (18,957)
                                                                  --------        --------

 Cash flows from investing activities:
   Capital expenditures                                            (11,524)        (13,426)
   Change in restricted cash equivalents                               437             225
   Proceeds from disposal of interest in Norwegian
    smelting operation                                               3,542            -
   Other, net                                                           32              40
                                                                  --------        --------

         Net cash used in investing activities                      (7,513)        (13,161)
                                                                  --------        --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                       -            649,159
     Principal payments                                            (13,015)       (596,194)
     Deferred financing costs paid                                    -             (8,789)
   Dividends paid                                                  (24,474)        (24,476)
   Other, net                                                          641             105
                                                                  --------        --------

         Net cash provided by (used in) financing activities       (36,848)         19,805
                                                                  --------        --------





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)



                                                                    2005             2006
                                                                    ----             ----
                                                                         (Unaudited)

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                  $(41,956)       $(12,313)
   Currency translation                                             (1,189)          1,712
 Cash and cash equivalents at beginning of period                   60,790          72,029
                                                                  --------        --------

 Cash and cash equivalents at end of period                       $ 17,645        $ 61,428
                                                                  ========        ========


 Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                         $ 21,360        $ 15,202
     Income taxes, net                                              13,016          28,359

    Noncash investing activity - inventory received
       as partial consideration for disposal of
       interest in Norwegian smelting operation                   $  1,897        $   -





     See accompanying Notes to Condensed Consolidated Financial Statements.


                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

                                   (Unaudited)

Note 1 - Organization and basis of presentation:

     Organization - We are a  majority-owned  subsidiary of Valhi,  Inc.  (NYSE:
VHI). At June 30, 2006, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of our common stock. Valhi owns approximately 83% of NL's outstanding common stock.
Approximately 92% of Valhi's outstanding common stock is held by Contran Corporation and its subsidiaries. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of these companies.

     Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 16, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report.

     Unless otherwise indicated, references in this report to "we", "us" or "our" refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Trade receivables                                                $ 170,619           $ 231,229
 Recoverable VAT and other receivables                               15,930              20,676
 Allowance for doubtful accounts                                     (1,965)             (2,313)
                                                                  ---------           ---------

      Total                                                       $ 184,584           $ 249,592
                                                                  =========           =========




Note 3 - Inventories, net:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Raw materials                                                    $ 52,343            $  46,769
 Work in process                                                    17,959               16,871
 Finished products                                                 149,900              145,934
 Supplies                                                           39,642               46,361
                                                                  ---------           ---------

      Total                                                       $ 259,844           $ 255,935
                                                                  =========           =========

Note 4 - Other noncurrent assets:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Unrecognized net pension obligations                             $  11,916           $  12,534
 Deferred financing costs, net                                        8,150               9,438
 Restricted marketable debt securities                                2,572               2,765
 Other                                                                3,000               1,073
                                                                  ---------           ---------

      Total                                                       $  25,638           $  25,810
                                                                  =========           =========

Note 5 - Accounts payable and accrued liabilities:


                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Accounts payable                                                 $  91,397           $  82,945
 Employee benefits                                                   35,610              30,550
 Interest                                                               191               7,633
 Other                                                               38,347              46,477
                                                                  ---------           ---------

      Total                                                       $ 165,545           $ 167,605
                                                                  =========           =========

Note 6 - Long-term debt:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)
 Kronos International, Inc.:
   8.875% Senior Secured Notes                                    $ 449,298           $    -
   6.5% Senior Secured Notes                                           -                499,354
 Revolving credit facilities:
     Kronos U.S. subsidiaries                                        11,500              32,250
     Kronos Canada                                                     -                  4,453
 Other                                                                4,525               4,781
                                                                  ---------           ---------
      Total debt
                                                                    465,323             540,838
 Less current maturities                                                958                 983
                                                                  ---------           ---------

      Total long-term debt                                        $ 464,365           $ 539,855
                                                                  =========           =========


     Senior Secured Notes - On April 11, 2006, our wholly-owned subsidiary, Kronos International, Inc. ("KII") issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued). These Senior Secured Notes were issued pursuant to an indenture that contains covenants, restrictions and collateral substantially identical to the covenants, restrictions and collateral of our 8.875% Senior Secured Notes. On May 11, 2006, we redeemed all of our 8.875% Senior Secured Notes at 104.437% of the aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We used the proceeds from the 6.5% Senior Secured Notes issued in April 2006 to fund the redemption. We recognized a $22.3 million pre-tax interest charge in the second quarter related to the prepayment of the 8.875% Senior Secured Notes, consisting of the call premium on the notes and the write-off of deferred financing costs and unamortized premium related to the notes.

     Revolving credit facilities - For the six months ended June 30, 2006, we borrowed an aggregate of Cdn. $5 million ($4.5 million when borrowed) under our Canadian revolving credit facility and a net $20.8 million under our U.S. bank credit facility. The average interest rates on the outstanding borrowings under these facilities at June 30, 2006 were 6.75% and 8.25%, respectively.

Note 7 - Other noncurrent liabilities:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Employee benefits                                                $   4,735           $   6,197
 Insurance claims and expenses                                        1,733               1,069
 Asset retirement obligations                                           934               1,033
 Other                                                                8,653               9,011
                                                                  ---------           ---------

      Total                                                       $  16,055           $  17,310
                                                                  =========           =========

Note 8 - Employee benefit plans:

     Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

                                                Three months ended              Six months ended
                                                      June 30,                      June 30,
                                                -------------------            -------------------
                                                2005           2006            2005           2006
                                                ----           ----            ----           ----
                                                   (In thousands)                 (In thousands)

 Service cost                                 $ 1,914        $ 1,991         $ 3,901        $ 3,835
 Interest cost                                  4,454          4,747           9,034          9,320
 Expected return on plan assets                (4,004)        (4,027)         (8,118)        (7,918)
 Amortization of prior service cost               150            114             304            226
 Amortization of net transition obligations       153            144             310            283
 Recognized actuarial losses                      927          2,157           1,878          4,230
                                              -------        -------         -------        -------

      Total                                   $ 3,594        $ 5,126         $ 7,309        $ 9,976
                                              =======        =======         =======        =======




     Postretirement benefits - The components of net periodic postretirement benefit costs are presented in the table below.

                                                Three months ended              Six months ended
                                                      June 30,                      June 30,
                                                -------------------            -------------------
                                                2005           2006            2005           2006
                                                ----           ----            ----           ----
                                                   (In thousands)                 (In thousands)

 Service cost                                   $ 54          $ 71             $109           $142
 Interest cost                                   144           157              289            313
 Amortization of prior service credit           (160)          (50)            (320)          (100)
 Recognized actuarial losses                      17            29               35             57
                                                ----          ----             ----           ----

      Total                                     $ 55          $207             $113           $412
                                                ====          ====             ====           ====

     Contributions. We expect our 2006 contributions for our pension and post retirement benefit plans to be consistent with the amount we disclosed in our 2005 Annual Report.

Note 9 - Accounts with affiliates:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Current receivables from affiliates:
   Income taxes receivable from Valhi                             $   -               $     233
   Other                                                                  2                -
                                                                  ---------           ---------

      Total                                                       $       2           $     233
                                                                  =========           =========

 Current payable to affiliates:
   Louisiana Pigment Company, L.P.                                $   9,803           $   9,791
   Income taxes payable to Valhi                                        434                -
   NL                                                                   145                  98
                                                                  ---------           ---------

      Total                                                       $  10,382           $   9,889
                                                                  =========           =========

Note 10 - Commitments and contingencies:

     We and our affiliates are also involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former operations. In certain cases, we have insurance coverage for these items. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

     Please refer to our 2005 Annual Report for a discussion of certain other legal proceedings to which we are a party.




Note 11 - Provision for income taxes (benefit):

                                                                       Six months ended
                                                                           June 30,
                                                                  -------------------------
                                                                   2005               2006
                                                                   ----               ----
                                                                         (In millions)

 Expected tax expense                                              $30.5             $ 9.4
 Incremental U.S. tax and rate differences on
  equity in earnings of non-tax group companies                       .2                .4
 Non-U.S. tax rates                                                  (.1)              (.7)
 Nondeductible expenses                                              1.8               1.4
 Resolution of prior year income tax issues, net                      -               (2.0)
 U.S. state income tax expense, net                                   .2                .4
 Contingency reserve adjustment, net                                  .2              (9.5)
 Canadian tax rate change                                             -               (1.1)
                                                                   -----             -----

      Total                                                        $32.8             $(1.7)
                                                                   =====             =====

     In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and the elimination of the federal surtax. The 2% reduction will be phased in from 2008 to 2010, and the federal surtax will be eliminated in 2008. As a result, during the second quarter of 2006 we recognized a $1.1 million income tax benefit related to the effect of such reduction of our previously recorded net deferred income tax liability.

     Due to the favorable resolution of certain income tax issues related to our German and Belgian operations during the first six months of 2006, we recognized a $2 million income tax benefit ($1 million in the second quarter of 2006) related to adjustments of prior year income taxes.

     Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

     o We previously received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7.2 million at June 30, 2006). The Belgian tax authorities filed a lien on the fixed assets of our Belgian TiO2 operations in connection with their assessment. This lien does not interfere with on-going operations at the facility. We filed a protest to this assessment, and in July 2006 the Belgian tax authorities withdrew the assessment. We believe the lien will be released by the end of 2006.

     o The Norwegian tax authorities previously notified us of their intent to assess tax deficiencies of approximately kroner 12 million ($2.4 million at June 30, 2006) relating to the years 1998 through 2000. We objected to this proposed assessment, and in May 2006 the Norwegian tax authorities withdrew the assessment.

     Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above, we have recognized a $9.5 million income tax benefit in the first six months of 2006 (mostly in the second quarter) related to the reduction in our income tax contingency reserve. Other income tax examinations related to our operations continue, and we cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 12 - Recent accounting pronouncements:

     Inventory costs - Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No.
151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

     Stock options - We adopted the fair value provisions of SFAS No. 123R, "Share-Based Payment," on January 1, 2006, using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. We have not issued any stock options to purchase Kronos common stock. However, certain of our employees have been granted options by NL to purchase NL common stock. The number of non-vested equity awards issued by NL as of December 31, 2005 is not material. Prior to the adoption of SFAS No. 123R we accounted for equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. Our affiliate NL accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded no material income or compensation expense in the quarter ended June 30, 2006 for stock-based employee compensation. We recorded income for stock-based employee compensation of approximately $1 million in the quarter ended June 30, 2005 and $900,000 and $400,000 in the six months ended June 30, 2005 and 2006, respectively. If we grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

     Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes to be reflected as a component of cash flows from financing activities in our Consolidated Financial Statements. Because we account for these options to purchase NL common stock under the liability method of SFAS No. 123R, the cash income tax benefit resulting from the exercise of such stock options will always be equal to the cumulative income tax benefit we would have previously recognized for GAAP financial reporting purposes. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Uncertain tax positions - In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. Our current income tax accounting policies comply with this aspect of the new standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Business and results of operations overview

     We are a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For the six months ended June 30, 2006, approximately one-half of our sales volumes were attributable to markets in Europe. We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes. In addition, we also have an estimated 15% share of North American TiO2 sales volumes. Our production facilities are located throughout Europe and North America.

     We reported net income of $13.6 million, or $.28 per diluted share, in the second quarter of 2006 as compared to net income of $32.9 million, or $.67 per diluted share, in the second quarter of 2005. For the first six months of 2006, we reported net income of $28.6 million, or $.58 per diluted share, compared to net income of $54.3 million, or $1.11 per diluted share, in the first six months of 2005. Our diluted earnings per share declined from the 2005 periods to the 2006 periods primarily due to the unfavorable effect of lower income from operations in 2006, a gain from the sale of our passive interest in a Norwegian smelting operation in 2005 and a charge in the second quarter 2006 from the redemption of our 8.875% Senior Secured Notes more than offset the favorable effect of certain income tax benefits recognized in 2006.

     Our net income in the first six months of 2005 includes a second quarter gain from the sale of our passive interest in a Norwegian smelting operation of $.07 per diluted share. Our net income in the first six months of 2006 includes
(1) a charge related to the prepayment of our 8.875% Senior Secured Notes of $.30 per diluted share and (2) an aggregate income tax benefit of $.26 per diluted share ($.24 per diluted share for the second quarter of 2006) related to the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate.

Forward-looking information

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact. Statements in this report including, but not limited to, statements found in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

     o    Future supply and demand for our products,
     o    The extent of our dependence on certain market sectors,
     o    The cyclicality of our businesses,
     o Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
     o    Changes in raw  material  and other  operating  costs  (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o    The introduction of trade barriers,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
     o    Operating  interruptions   (including,   but  not  limited  to,  labor
          disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The timing and amounts of insurance recoveries,
     o    Our ability to renew or refinance credit facilities,
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more likely than not" recognition criteria,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o    Government laws and regulations and possible changes therein,
     o    The ultimate resolution of pending litigation, and
     o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Results of operations

     We consider TiO2 to be a "quality of life" product, with demand affected by gross domestic product (or "GDP") in various regions of the world. Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers' inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.

     The factors having the most impact on our reported operating results are:

     o    Our TiO2 average selling prices,

     o Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar),

     o    Our TiO2 sales and production volumes, and

     o    Manufacturing  costs,   particularly  maintenance  and  energy-related
          expenses.

     Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

Quarter ended June 30, 2005 compared to the quarter ended June 30, 2006 -


                                                                     Three months ended
                                                                          June 30,
                                                        -------------------------------------------
                                                               2005                      2006
                                                        -----------------        ------------------
                                                                   (Dollars in millions)

 Net sales                                              $311.7       100%        $345.1        100%
 Cost of sales                                           217.1        70%         263.1         76%
                                                        ------       ----        ------        ----
   Gross margin                                           94.6        30%          82.0         24%
 Other operating income and costs, net                    36.9        12%          45.2         13%
                                                        ------       ----        ------        ----
   Income from operations                               $ 57.7        18%        $ 36.8         11%
                                                        ======       ====        ======        ====

                                                                                                 %
                                                                                              Change
 Ti02 operating statistics:
   Sales volumes*                                          122                      139        +14%
   Production volumes*                                     127                      130         +2%

   Percent change in net sales:
     TiO2 product pricing                                                                       -1%
     TiO2 sales volumes                                                                        +14%
     TiO2 product mix                                                                           -1%
     Changes in currency exchange rates                                                         -1%
                                                                                               ----

     Total                                                                                     +11%
                                                                                               ====

      * Thousands of metric tons

     Net sales - Net sales increased 11% or $33.4 million compared to the second quarter of 2005 primarily due to a 14% increase in TiO2 sales volumes. The benefit of higher sales volumes was offset somewhat by a 1% decrease in average TiO2 selling prices and the impact of currency exchange rates. We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $4 million, or 1%, compared to the same period in 2005. We expect selling prices to remain reasonably stable in the second half of 2006 compared to the second quarter of 2006.

     Our 14% increase in sales volume in the second quarter of 2006 is primarily due to higher sales volumes in the United States, Europe and export markets, which were somewhat offset by lower sales volumes in Canada. We believe sales volumes in Canada have decreased as our customers' demand has been affected by the effects of the strengthened Canadian dollar. We expect overall demand will continue to remain high for the remainder of the year.

     Cost of sales - Cost of sales increased $46.1 million or 21% in the second quarter of 2006 compared to 2005 primarily due to the impact of increased sales volumes and higher operating costs (including energy costs). The cost of sales as a percentage of net sales increased to 76% in the second quarter of 2006 compared to 70% in the second quarter of 2005 primarily due to increases in raw material and other operating costs (including energy costs).

     The negative impact of the increase in raw materials and energy costs was somewhat offset by record production levels. TiO2 production volumes increased 2% in the second quarter of 2006 compared to the same period in 2005, which favorably impacted our operating income comparisons. We continued to gain operational efficiencies at our existing TiO2 facilities by debottlenecking production to meet long-term demand. Our operating rates were near full capacity in both periods, and we set a new production volume record in the second quarter of 2006.

     Through our debottlenecking program, we added finishing capacity in the German chloride-process facility and also equipment upgrades and enhancements in several locations have allowed us to reduce downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. We believe our annual attainable TiO2 production capacity for 2006 is approximately 510,000 metric tons, with some additional capacity expected to be available in 2007 through our continued debottlenecking efforts.

     Income from operations - Income from operations for the second quarter of 2006 declined by 36% to $36.8 million compared to the same period in 2005 and as a percentage of net sales, income from operations declined to 11% in the second quarter of 2006 from 18% in the same period for 2005. This decrease is driven by the decline in gross margin, which fell to 24% in 2006 compared to 30% in 2005. Our gross margin decrease is due to lower selling prices for TiO2, the increases we experienced in raw materials and energy costs in 2006, as well as the negative effect of changes in currency exchange rates, partially offset by the higher sales and production volumes. We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $11 million. We expect income from operations for the second half of 2006 will continue to be lower than the second half of 2005.

     Other non-operating income (expense) - In April 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes. As a result of our prepayment of the 8.875% Senior Secured Notes, we recognized a $22.3 million pre-tax interest charge ($14.8 million net of income tax benefit) in the second quarter of 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes. See Note 6 to the Condensed Consolidated Financial Statements. Annual interest expense on the 6.5% Senior Secured Notes will be approximately euro 6 million less than on the 8.875% Senior Secured Notes.

     Interest expense increased $1.5 million from $11.6 million in the second quarter of 2005 to $13.1 million in the second quarter of 2006 due primarily to the 8.875% Senior Secured Notes and the 6.5% Senior Secured Notes both being outstanding for 30 days during the quarter. This additional interest expense was partially offset by changes in currency exchange rates in 2006 compared to 2005. Excluding the effect of currency exchange rates, we expect interest expense will be lower in second half of 2006 as compared to the first half of 2006.

     We have a significant amount of indebtedness denominated in the euro, primarily the Senior Secured Notes. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

     Provision for income taxes (benefit) - An income tax benefit of $10.9 million was recorded in the second quarter of 2006 compared to an expense of $19.1 million in the same period last year. The income tax benefit in 2006 is primarily due to a $9.5 million reduction in our income tax contingency reserves related to favorable developments with income tax audits for our Belgian and
Norwegian operations, a $1 million benefit associated with favorable developments with certain income tax issues related to our Belgian operations and a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates. See Note 11 to the Condensed Consolidated Financial Statements.

Six months ended June 30, 2005 compared to the six months ended June 30, 2006 -


                                                                     Three months ended
                                                                          June 30,
                                                        -------------------------------------------
                                                               2005                      2006
                                                        -----------------        ------------------
                                                                   (Dollars in millions)

 Net sales                                              $603.5       100%        $649.4        100%
 Cost of sales                                           424.7        70%         492.6         76%
                                                        ------       ----        ------        ----
   Gross margin                                          178.8        30%         156.8         24%
 Other operating income and costs, net                    74.7        12%          85.7         13%
                                                        ------       ----        ------        ----
   Income from operations                               $104.1        18%        $ 71.1         11%
                                                        ======       ====        ======        ====

                                                                                                 %
                                                                                              Change
 Ti02 operating statistics:
   Sales volumes*                                          237                      264        +11%
   Production volumes*                                     249                      257         +3%

   Percent change in net sales:
     TiO2 product pricing                                                                       +1%
     TiO2 sales volumes                                                                        +11%
     TiO2 product mix                                                                           -1%
     Changes in currency exchange rates                                                         -3%
                                                                                               ----

     Total                                                                                      +8%
                                                                                               ====

      * Thousands of metric tons

     Net sales - Net sales increased 8% or $45.9 million compared to the six months ended June 30, 2005, primarily due to an 11% increase in TiO2 sales volumes, offset somewhat by the impact of currency exchange rates. We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $19 million, or 3%, compared to the same period in 2005.

     Our 11% increase in sales volume in the six months ended June 30, 2006 is primarily due to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada.

     Cost of sales - Cost of sales increased $67.9 million or 16% in the six months ended June 30, 2006, compared to the same period in 2005, primarily due to the impact of increased sales volumes and higher operating costs (including energy costs). The cost of sales percentage of net sales increased to 76% in the six months ended June 30, 2006, compared to 70% in the same period of 2005 primarily due to increases in higher raw material and other operating costs (including energy costs).

     The negative impact of the increase in raw materials and energy costs was somewhat offset by record production levels. TiO2 production volumes increased 3% in the six months ended June 30, 2006 compared to the same period in 2005, which favorably impacted our income from operations comparisons. Our operating rates were near full capacity in both periods. Production volume was a record aided by our continuing debottlenecking.

     Income from operations - Income from operations for the six months ended June 30, 2006 declined by 32% to $71.1 million compared to the same period in 2005; the income from operations as a percentage of net sales declined to 11% in the six months ended June 30, 2006 from 18% in the same period for 2005. The decline in income from operations is driven by the decline in gross margin, which fell to 24% in 2006 compared to 30% in 2005, due primarily to the increases we experienced in raw materials and energy costs in 2006, as well as the negative effect of changes in currency exchange rates, partially offset by the higher sales and production volumes. We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $16 million.

     Other non-operating income (expense) - Interest expense increased $400,000 from $23.4 million in the six months ended June 30, 2005 to $23.8 million in the six months ended June 30, 2006 primarily due to the 8.875% Senior Secured Notes and the 6.5% Senior Secured Notes both being outstanding for 30 days during the six months ended June 30, 2006. This additional interest expense was partially offset by changes in currency exchange rates in 2006 compared to 2005.

     Provision for income taxes (benefit) - An income tax benefit of $1.7 million was recorded in the first six months of 2006 compared to an income tax expense of $32.8 million in the same period last year. The income tax benefit in 2006 is primarily due to a $9.5 million reduction in our income tax contingency reserves related to favorable developments with income tax audits for our Belgian and Norwegian operations, a $2 million benefit associated with favorable developments with certain income tax issues related to our Belgian and German operations and a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates. Our tax rate varies as the mix of earnings contributed by our various subsidiaries changes. See Note 11 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax benefit.

Currency exchange

     We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our foreign operations' sales are denominated in foreign currencies, primarily the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. As a result, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and income from operations in 2006 as compared to 2005.

                                                Three months ended            Six months ended
                                                  June 30, 2006                 June 30, 2006
                                                     vs. 2005                     vs. 2005
                                                ------------------            ----------------
                                                        Increase (decrease), in millions
                                                ----------------------------------------------
Impact on:
  Net sales                                           $  (4)                       $(19)
  Income from operations                                (11)                        (16)

Outlook

     We expect income from operations for the second half of 2006 will be lower than the second half of 2005. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Other

     On September 22, 2005, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although there was minimal storm damage to core processing facilities, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. LPC expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and we believe insurance will cover our lost profits (subject to applicable deductibles) resulting from the loss of production at LPC. Both we and LPC have filed claims with our insurers. We expect to recover our losses through the insurer in the second half of 2006, although the amount and timing of the insurance recovery is not yet known. We have not accrued a receivable for the amount of the insurance claim and will not record the claim until negotiations with LPC's insurer are finalized. The effect on our financial results will depend on the timing and amount of insurance recoveries.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

     Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

     Our cash flows from operating activities provided $2.4 million in the first six months of 2005, compared to $19 million used in the first six months of 2006. This decrease was due primarily to the net effects of the following items:
     o    Lower income from operations in 2006 of $33 million;
     o Payment of the $20.9 million call premium as a result of the May 2006 prepayment of our 8.875% Senior Secured Notes, which GAAP requires to be included in the determination of cash flows from operating activities.
     o    Higher cash paid for income taxes in 2006 of $15.3 million;
     o Lower cash paid for interest in 2006 of $6.2 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (which paid interest semiannually in June and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (which will pay interest semiannually in April and October); and
     o A lower amount of net cash used from relative changes in our inventories, receivables, payables and accruals of $29.7 million in the first six months of 2006 as compared to the first six months of 2005.

     Changes in working capital were affected by accounts receivable and inventory changes. Our average days sales outstanding ("DSO") increased from 55 days at December 31, 2005 to 65 days at June 30, 2006 due to the timing of collection on higher accounts receivable balances at the end of June. For comparative purposes, our average DSO increased from 60 days at December 31, 2004 to 64 days at June 30, 2005. Our average days sales in inventory ("DSI") decreased from 102 days at December 31, 2005 to 88 days at June 30, 2006, as our strong TiO2 sales volumes in the first six months of 2006 exceeded our strong TiO2 production volumes during the period by approximately 7 thousand metric tons. For comparative purposes, our TiO2 production volumes were higher than our TiO2 sales volumes in the first six months of 2005, and our average DSI remained constant at 97 days at December 31, 2004 and at June 30, 2005.

Investing activities

     Capital expenditures were $11.5 million and $13.4 million in the six months ended June 30, 2005 and 2006, respectively. Capital expenditures are primarily for improvements and upgrades to existing facilities.

Financing activities

     In the second quarter of 2006 we redeemed our euro 375 million principal amount of 8.875% Senior Secured Notes ($470.5 million when redeemed) and issued euro 400 million principal amount of 6.5% Senior Secured Notes at 99.306% ($498.5 million when issued). See Note 6 to the Condensed Consolidated Financial Statements. During the six months ended June 30, 2006, we had net borrowings of $20.8 million under our placecountry-regionU.S. credit facility and $4.5 million under our Canadian credit facility.

     In each of the six months ended June 30, 2005 and 2006, we paid a quarterly dividend to stockholders of $.25 per share for an aggregate dividend $24.5 million in each six-month period.

Outstanding debt obligations

     At June 30, 2006, our consolidated debt was comprised of:

     o euro 400 million principal amount of our 6.5% Senior Secured Notes ($499.4 million at June 30, 2006) due in 2013;
     o $32.3 million under our U.S. revolving credit facility which matures in September 2008;
     o Cdn. 5 million ($4.5 million at June 30, 2006) under our Canadian revolving credit facility which matures in January 2009; and
     o    Approximately $4.8 million of other indebtedness.

     Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with certain financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at June 30, 2006. See Note 6 to the Condensed Consolidated Financial Statements.

     Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation or otherwise. None of our subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries as collateral of the Senior Secured Notes.

Future cash requirements

Liquidity

     Our primary source of liquidity on an ongoing basis is cash flows from operating activities. From time-to-time we will incur indebtedness, generally to
(i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. We will also from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness, (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact earnings and operating cash flows. Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect our liquidity.

     We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of our common stock, modify our dividend policy, restructure ownership interests, sell interests in our subsidiaries or other assets, or take a combination of these steps or other steps to manage our liquidity and capital resources. Such activities have in the past and may in the future involve related companies.

     At June 30, 2006, unused credit available under all of our existing credit facilities was approximately $118 million. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

     We intend to spend approximately $45 million for major improvements and upgrades to our existing facilities during 2006, including the $13.4 million we have spent though June 30, 2006.

Off-balance sheet financing

     We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2005 Annual Report.

Commitments and contingencies

     See Notes 10 and 11 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings and income tax examinations currently underway.

Recent accounting pronouncements

     See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies

     For a discussion of our critical accounting policies, refer to Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A. - "Quantitative and Qualitative Disclosure About Market Risk" in our 2005 Annual Report. There have been no material changes in these market risks during the first six months of 2006.

     We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

     We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.

     To manage our exchange rate risk, at June 30, 2006, we held a series of contracts, with expiration dates ranging from July to September 2006, to exchange an aggregate of U.S. $16.8 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.1084 to Cdn. $1.1642 per U.S.
dollar. At June 30, 2006, the actual exchange rate was Cdn. $1.1163 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at June 30, 2006 is insignificant.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2006.

Internal control over financial reporting

     We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
     o Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

     As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to our equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting

     There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.


                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Note 10 of the Condensed Consolidated Financial Statements and to the 2005 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors

     For a discussion of the risk factors  related to our  businesses,  refer to
Part I, Item 1A., "Risk Factors," in our 2005 Annual report. There have been no material changes to such risk factors during the six months ended June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2006 Annual Meeting of Shareholders on May 24, 2006. Keith R. Coogan, Cecil H. Moore, Jr., George E. Poston, Glenn R. Simmons, Harold C. Simmons, R. Gerald Turner and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 98.7% of the 48.9 million common shares eligible to vote at the Annual Meeting.

Item 6. Exhibits

     31.1 - Certification

     31.2 - Certification

     32.1 - Certification

We have retained a signed original of any of the above exhibits that contains signatures, and will provide such exhibit to the Commission or its staff upon request. We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, our Audit Committee Charter and our Corporate Governance Guidelines, each as adopted by the board of directors, upon request. Requests should be directed to the attention of the Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Kronos Worldwide, Inc.
                                        --------------------------------
                                                 (Registrant)



Date   August 4, 2006                   By /s/ Gregory M. Swalwell
      ---------------                      ----------------------------------
                                           Gregory M. Swalwell
                                            Vice President, Finance and Chief
                                             Financial Officer (Principal
                                             Financial Officer)


Date   August 4, 2006                   By /s/ Tim C. Hafer
      ---------------                      ----------------------------------
                                           Tim C. Hafer
                                            Vice President and Controller
                                            (Principal Accounting Officer)