Form 10-Q
period 2006-09-30
KRONOS WORLDWIDE INC
filed 2006-11-06
CIK 1257640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2006       Commission file number 1-31763
                      ---------------------                             -------




                             KRONOS WORLDWIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             76-0294959
-------------------------------                            -------------------
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

Number of shares of the Registrant's common stock outstanding on October 31, 2006: 48,953,049.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
            December 31, 2005; September 30, 2006 (unaudited)                3

           Condensed Consolidated Statements of Income - Three and nine
            months ended September 30, 2005 and 2006 (unaudited)             5

           Condensed Consolidated Statements of Comprehensive Income -
            Nine months ended September 30, 2005 and 2006 (unaudited)        6

           Condensed Consolidated Statement of Stockholders' Equity -
            Nine months ended September 30, 2006 (unaudited)                 7

           Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2005 and 2006 (unaudited)        8

           Notes to Condensed Consolidated Financial Statements
           (unaudited) 10

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             18

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk        28

  Item 4.  Controls and Procedures                                          28

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                29

  Item 1A. Risk Factors                                                     29

  Item 6.  Exhibits                                                         29

  Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                  December 31,      September 30,
                                                                           2005              2006
                                                                      --------------    --------------
                                                                                          (unaudited)

 Current assets:
   Cash and cash equivalents                                          $    72,029        $    88,750

   Restricted cash                                                          1,355                933
   Accounts and other receivables, net                                    184,584            241,156
   Receivables from affiliate                                                   2                355
   Refundable income taxes                                                  1,053                 44
   Inventories, net                                                       259,844            247,048
   Prepaid expenses and other                                               4,290              7,452
   Deferred income taxes                                                    2,187                844
                                                                      -----------        -----------

       Total current assets                                               525,344            586,582
                                                                      -----------        -----------

 Other assets:
     Investment in TiO2 manufacturing joint venture                       115,308            114,808
     Deferred income taxes                                                213,722            227,481
     Other                                                                 25,638             25,467
                                                                      -----------        -----------

       Total other assets                                                 354,668            367,756
                                                                      -----------        -----------

 Property and equipment:
   Land                                                                    31,678             34,156
   Buildings                                                              184,800            198,411
   Equipment                                                              786,953            847,683
   Mining properties                                                       68,165             70,456
   Construction in progress                                                13,457             20,706
                                                                      -----------        -----------

                                                                        1,085,053          1,171,412
   Less accumulated depreciation and amortization                         666,133            733,972
                                                                      -----------        -----------

       Net property and equipment                                         418,920            437,440
                                                                      -----------        -----------

       Total assets                                                   $ 1,298,932        $ 1,391,778
                                                                      ===========        ===========















                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                               December 31,      September 30,
                                                                           2005              2006
                                                                      --------------    --------------

 Current liabilities:
   Current maturities of long-term debt                               $      958           $      933
   Accounts payable and accrued liabilities                              165,545              179,508
   Payable to affiliates                                                  10,382               10,807
   Income taxes                                                           24,014               19,334
   Deferred income taxes                                                   4,211                1,097
                                                                      ----------           ----------

          Total current liabilities                                      205,110              211,679
                                                                      ----------           ----------

 Noncurrent liabilities:
   Long-term debt                                                        464,365              528,266
   Deferred income taxes                                                  53,383               51,556
   Accrued pension costs                                                 139,786              139,363
   Accrued postretirement benefits costs                                  10,174                9,997
   Other                                                                  16,055               15,167
                                                                      ----------           ----------

       Total noncurrent liabilities                                      683,763              744,349
                                                                      ----------           ----------

 Minority interest                                                            75                   41
                                                                      ----------           ----------


 Stockholders' equity:
   Common stock                                                              489                  489
   Additional paid-in capital                                          1,061,539            1,061,644
   Retained deficit                                                     (441,295)            (437,806)
   Accumulated other comprehensive loss:
     Currency translation                                               (114,930)             (92,799)
     Pension liabilities                                                 (95,819)             (95,819)
                                                                      ----------           ----------

       Total stockholders' equity                                        409,984              435,709
                                                                      ----------           ----------

       Total liabilities, minority interest and
             stockholders' equity                                     $1,298,932           $1,391,778
                                                                      ==========           ==========



Commitments and contingencies (Notes 7 and 11)







     See accompanying Notes to Condensed Consolidated Financial Statements.








                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                 Three months ended                     Nine months ended
                                                                    September 30,                         September 30,
                                                                ----------------------               -----------------------
                                                                2005              2006               2005               2006
                                                                ----              ----               ----               ----
                                                                                      (unaudited)

Net sales                                                    $ 292,113         $  331,653          $ 895,675         $  981,032
Cost of sales                                                  216,193            256,225            640,918            748,827
                                                             ---------         ----------          ---------         ----------

    Gross margin                                                75,920             75,428            254,757            232,205

Selling, general and administrative expense                     36,877             39,389            111,974            118,506
Other operating income (expense):
  Currency transaction gains (losses), net                         228                (37)             3,551             (2,907)
  Disposition of property and equipment                           (287)              (602)              (441)            (1,709)
  Other income                                                     307                204                419                261
  Corporate expense                                             (1,075)            (1,343)            (3,948)            (3,945)
                                                             ---------         ----------          ---------         ----------

    Income from operations                                      38,216             34,261            142,364            105,399

Other income (expense):
  Trade interest income                                            247                603                467              1,483
  Other interest income                                            160                181                780              1,212
  Securities transaction gain                                     -                  -                 5,439               -
  Loss on prepayment of debt                                      -                  -                  -               (22,311)
  Interest expense                                             (10,630)            (9,690)           (34,027)           (33,494)
                                                             ---------         ----------          ---------         ----------

    Income before income taxes and
      minority interest                                         27,993             25,355            115,023             52,289

Provision for income taxes                                      20,039             13,751             52,796             12,079

Minority interest in after-tax earnings                              2                  2                  9                  7
                                                             ---------         ----------          ---------         ----------

    Net income                                               $   7,952         $   11,602          $  62,218         $   40,203
                                                             =========         ==========          =========         ==========

Basic and diluted net income per share                       $     .16         $      .24          $    1.27        $      .82
                                                             =========         ==========          =========        ==========

Cash dividends per share                                     $     .25         $      .25          $     .75         $      .75
                                                             =========         ==========          =========         ==========

Basic and diluted weighted-average
  shares used in the calculation
  of net income per share                                       48,950             48,953             48,948             48,951
                                                             =========         ==========          =========         ==========




     See accompanying Notes to Condensed Consolidated Financial Statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)



                                                                           2005              2006
                                                                           ----              ----
                                                                               (unaudited)

Net income                                                               $  62,218        $  40,203

Other comprehensive income (loss), net of tax - currency
   translation adjustment                                                  (24,115)          22,131
                                                                         ---------        ---------

          Comprehensive income                                           $  38,103        $  62,334
                                                                         =========        =========



     See accompanying Notes to Condensed Consolidated financial statements.




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2006

                                 (In thousands)



                                                                                     Accumulated other
                                                                                     comprehensive loss
                                               Additional                      ------------------------------           Total
                                  Common         paid-in        Retained        Currency            Pension          stockholders'
                                  stock          capital         deficit       translation        liabilities           equity
                                  ------        ---------       --------       ------------       -----------        -------------
                                                      (unaudited)

Balance at December 31, 2005       $  489        $1,061,539       $(441,295)      $(114,930)         $(95,819)          $409,984

Net income                           -                 -             40,203            -                 -                40,203

Other comprehensive income           -                 -               -             22,131              -                22,131

Dividends                            -                 -            (36,714)           -                 -               (36,714)

Issuance of common stock             -                  105            -               -                 -                   105
                                   ------        ----------       ---------       ---------          --------           --------

Balance at September 30, 2006      $  489        $1,061,644       $(437,806)      $ (92,799)         $(95,819)          $435,709
                                   ======        ==========       =========       =========          ========           ========

     See accompanying Notes to Condensed Consolidated financial statements.



                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)


                                                                          2005              2006
                                                                          ----              ----
                                                                                (unaudited)

 Cash flows from operating activities:
   Net income                                                          $ 62,218          $ 40,203
   Depreciation and amortization                                         32,711            32,862
   Loss on prepayment of debt                                              -               22,311
   Call premium paid                                                       -              (20,898)
   Noncash interest expense                                               2,241             1,568
   Deferred income taxes                                                 29,476            (7,650)
   Minority interest                                                          9                 7
   Net loss from disposition of property and equipment                      441             1,709
   Distributions from (contributions to) TiO2 manufacturing
    joint venture, net                                                    5,100               500
   Securities transaction gain                                           (5,439)             -
   Benefit plan expense greater (less) than cash funding:
     Defined benefit pension plans                                       (3,251)              594
     Other postretirement benefits                                         (658)             (370)
   Other, net                                                            (1,026)             (894)
   Change in assets and liabilities:
     Accounts and other receivables, net                                (26,478)          (44,927)
     Inventories, net                                                   (36,713)           28,293
     Prepaid expenses and other                                          (3,253)           (2,805)
     Accounts payable and accrued liabilities                            13,672             6,675
     Income taxes                                                         1,438            (5,487)
     Accounts with affiliates                                             3,528               (72)
     Other, net                                                          (4,723)           (1,286)
                                                                       --------          --------

         Net cash provided by operating activities                       69,293            50,333
                                                                       --------          --------

 Cash flows from investing activities:
   Capital expenditures                                                 (20,868)          (26,794)
   Change in restricted cash equivalents                                    592               487
   Proceeds from disposal of interest in Norwegian
     smelting operation                                                   3,542              -
   Other, net                                                                37                40
                                                                       --------          --------

         Net cash used in investing activities                          (16,697)          (26,267)
                                                                       --------          --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                           8,600           722,200
     Principal payments                                                 (21,655)         (686,621)
     Deferred financing costs paid                                         -               (8,863)
   Dividends paid                                                       (36,712)          (36,714)
   Other, net                                                             1,208               105
                                                                       --------          --------

         Net cash used in financing activities                          (48,559)           (9,893)
                                                                       --------          --------




                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)



                                                                         2005              2006
                                                                         ----              ----
                                                                                (unaudited)


 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                       $  4,037          $ 14,173
   Currency translation                                                  (1,912)            2,548
 Cash and cash equivalents at beginning of period                        60,790            72,029
                                                                       --------          --------

 Cash and cash equivalents at end of period                            $ 62,915          $ 88,750
                                                                       ========          ========


 Supplemental disclosures:
   Cash paid for:
     Interest                                                          $ 21,601          $ 16,107
     Income taxes, net                                                   20,724            25,622

    Noncash investing activity - inventory received as
      partial consideration for disposal of interest in
       Norwegian smelting operation                                    $  1,897          $   -



     See accompanying Notes to Condensed Consolidated Financial Statements.





                     KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

                                   (Unaudited)

Note 1 - Organization and basis of presentation:

     Organization - We are a  majority-owned  subsidiary of Valhi,  Inc.  (NYSE:
VHI). At September 30, 2006, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of our common stock. Valhi owns approximately 83% of NL's outstanding common stock. Approximately 92% of Valhi's outstanding common stock is held by Contran Corporation and its subsidiaries. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of these companies.

     Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 16, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report.

     Unless otherwise indicated, references in this report to "we", "us" or "our" refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                             (In thousands)

Trade receivables                                                     $170,619            $219,160
Recoverable VAT and other receivables                                   15,930              24,003
Allowance for doubtful accounts                                         (1,965)             (2,007)
                                                                      --------            --------

     Total                                                            $184,584            $241,156
                                                                      ========            ========



Note 3 - Inventories, net:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                             (In thousands)

Raw materials                                                         $ 52,343            $ 47,865
Work in process                                                         17,959              22,178
Finished products                                                      149,900             131,907
Supplies                                                                39,642              45,098
                                                                      --------            --------

     Total                                                            $259,844            $247,048
                                                                      ========            ========

Note 4 - Other noncurrent assets:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                              (In thousands)

Unrecognized net pension obligations                                  $ 11,916            $ 12,539
Deferred financing costs                                                 8,150               9,186
Restricted marketable debt securities                                    2,572               2,692
Other                                                                    3,000               1,050
                                                                      --------            --------

     Total                                                            $ 25,638            $ 25,467
                                                                      ========            ========

Note 5 - Accounts payable and accrued liabilities:


                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                              (In thousands)

Accounts payable                                                      $ 91,397            $ 78,725
Employee benefits                                                       35,610              35,760
Interest                                                                   191              15,728
Other                                                                   38,347              49,295
                                                                      --------            --------

     Total                                                            $165,545            $179,508
                                                                      ========            ========

Note 6 - Long-term debt:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                              (In thousands)
Kronos International, Inc.:
  8.875% Senior Secured Notes                                         $449,298            $   -
  6.5% Senior Secured Notes                                               -                505,241
Revolving credit facilities:
    Kronos U.S. subsidiaries                                            11,500              14,850
    Kronos Canada                                                         -                  4,495
Other                                                                    4,525               4,613
                                                                      --------            --------

     Total debt                                                        465,323             529,199
Less current maturities                                                    958                 933
                                                                      --------            --------

     Total long-term debt                                             $464,365            $528,266
                                                                      ========            ========

     Senior Secured Notes - On April 11, 2006, our wholly-owned subsidiary, Kronos International, Inc. ("KII") issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued). These Senior Secured Notes were issued pursuant to an indenture that contains covenants, restrictions and collateral substantially identical to the covenants, restrictions and collateral of our 8.875% Senior Secured Notes. On May 11, 2006, we redeemed all of our 8.875% Senior Secured Notes at 104.437% of the aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We used the proceeds from the 6.5% Senior Secured Notes issued in April 2006 to fund the redemption. We recognized a $22.3 million pre-tax interest charge in the second quarter of 2006 related to the prepayment of the 8.875% Senior Secured Notes, consisting of the call premium on the notes and the write-off of deferred financing costs and unamortized premium related to the notes.

     Revolving credit facilities - For the nine months ended September 30, 2006, we borrowed an aggregate of Cdn. $5.0 million ($4.5 million when borrowed) under our Canadian revolving credit facility and a net $3.4 million under our U.S. bank credit facility. The average interest rates on the outstanding borrowings under these facilities at September 30, 2006 were 6.75% and 8.25%, respectively.

Note 7 - Income taxes:

                                                                          Nine months ended
                                                                            September 30,
                                                                       ------------------------
                                                                       2005                2006
                                                                       ----                ----
                                                                             (In millions)

Expected tax expense                                                   $40.3              $18.3
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies                            .8                 .7
Non-U.S. tax rates                                                        .3               (1.1)
Loss of German tax attribute                                            17.5                 -
Nondeductible expenses                                                   2.7                2.6
U.S. state income taxes, net                                             3.9                 .7
Contingency reserve adjustment, net                                    (12.5)              (8.1)
Canadian tax rate change                                                 -                 (1.1)
Other, net                                                               (.2)                .1
                                                                       -----              -----

     Total                                                             $52.8              $12.1
                                                                       =====              =====

     In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and the elimination of the federal surtax. The 2% reduction will be phased in from 2008 to 2010, and the federal surtax will be eliminated in 2008. As a result, during the first nine months of 2006 we recognized a $1.1 million income tax benefit related to the effect of such reduction on our previously-recorded net deferred income tax liability.

     Due to the favorable resolution of certain income tax audits related to our German and Belgian operations during the first six months of 2006, we recognized a $2.0 million income tax benefit related to adjustments of prior year income taxes. Due to an unfavorable resolution of certain income tax audit issues related to our German operations during the third quarter of 2006, we recognized a $2.0 million provision for income taxes related to prior year income taxes, which offset the $2.0 million benefit recognized in the first six months of the year.

     Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

o We previously received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million. The Belgian tax authorities filed a lien on the fixed assets of our Belgian TiO2 operations in connection with their assessment. This lien did not interfere with on-going operations at the facility. We filed a protest to this assessment, and in July 2006 the Belgian tax authorities withdrew the assessment. The lien was subsequently released.

o The Norwegian tax authorities previously notified us of their intent to assess tax deficiencies of approximately kroner 12 million relating to the years 1998 through 2000. We objected to this proposed assessment, and in May 2006 the Norwegian tax authorities withdrew the assessment.

     Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above, we recognized a $9.5 million income tax benefit in the first six months of 2006 related to the total reduction in our income tax contingency reserve. Principally as a result of our ongoing income tax audits in Germany, we recognized a $1.4 million increase in our income tax contingency reserve in the third quarter of 2006. Other income tax examinations related to our operations continue, and we cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 8 - Employee benefit plans:

     Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

                                                           Three months ended                Nine months ended
                                                               September 30,                   September 30,
                                                          ---------------------            --------------------
                                                          2005             2006            2005            2006
                                                          ----             ----            ----            ----
                                                              (In thousands)                   (In thousands)

Service cost                                             $ 1,974         $ 1,982          $ 5,875        $ 5,817
Interest cost                                              4,311           4,825           13,345         14,145
Expected return on plan assets                            (3,884)         (4,083)         (12,002)       (12,001)
Amortization of prior service cost                           145             117              449            343
Amortization of net transition obligations                     -             145              310            428
Recognized actuarial losses                                  900           2,196            2,778          6,426
                                                         -------         -------          -------        -------

     Total                                               $ 3,446         $ 5,182          $10,755        $15,158
                                                         =======         =======          =======        =======


     Postretirement benefits - The components of net periodic postretirement benefit costs are presented in the table below.

                                                           Three months ended                Nine months ended
                                                               September 30,                   September 30,
                                                          ---------------------            --------------------
                                                          2005             2006            2005            2006
                                                          ----             ----            ----            ----
                                                             (In thousands)                   (In thousands)

Service cost                                             $    56         $   73           $   165        $  215
Interest cost                                                146            158               435           471
Amortization of prior service credit                        (159)           (50)             (479)         (150)
Recognized actuarial losses                                   18             29                53            86
                                                         -------         ------           -------        ------

     Total                                               $    61         $  210           $   174        $  622
                                                         =======         ======           =======        ======

     Contributions - We expect our 2006 contributions for our pension and postretirement benefit plans to be consistent with the amount we disclosed in our 2005 Annual Report.

Note 9 - Other noncurrent liabilities:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                               (In thousands)

Employee benefits                                                     $  4,735            $  6,371
Insurance claims and expenses                                            1,733               1,431
Asset retirement obligations                                               934               1,050
Other                                                                    8,653               6,315
                                                                      --------            --------

     Total                                                            $ 16,055            $ 15,167
                                                                      ========            ========


Note 10 - Accounts with affiliates:

                                                                      December 31,      September 30,
                                                                          2005              2006
                                                                      ------------      -------------
                                                                               (In thousands)

Current receivables from affiliates:
  Valhi - Income taxes, net                                            $  -                 $   355
  Other                                                                      2                 -
                                                                       -------              -------

     Total                                                             $     2              $   355
                                                                       =======              =======

Current payables to affiliates:
  Louisiana Pigment Company                                            $ 9,803              $10,674
  Valhi - Income taxes, net                                                434                 -
  NL                                                                       145                  133
                                                                       -------              -------

     Total                                                             $10,382              $10,807
                                                                       =======              =======

Note 11 - Commitments and contingencies:

     Litigation matters - As reflected in our 2005 Annual Report, Kronos' Belgian subsidiary and certain of its employees were the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at our Belgian facility in 2000. In June 2006, the appellate court upheld a finding of civil responsibility against the subsidiary, reduced by approximately 50% the fine that had been imposed against the subsidiary by the lower court, and reversed the finding of responsibility as it related to the individual Kronos employees. No appeal was taken of the appellate court's decision.

     We and our affiliates are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided for.

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

     Stock options - We adopted the fair value provisions of SFAS No. 123R, "Share-Based Payment," on January 1, 2006, using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. We have not issued any stock options to purchase Kronos common stock. However, certain of our employees have been granted options by NL to purchase NL common stock. The number of non-vested equity awards issued by NL as of December 31, 2005 is not material. Prior to the adoption of SFAS No. 123R we accounted for equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. Our affiliate NL accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded compensation expense of approximately $500,000 in the quarter ended September 30, 2005 for stock-based employee compensation and no material income or compensation expense was recorded in the quarter ended September 30, 2006. We recorded income for stock-based employee compensation of approximately $400,000 in each of the nine month periods ended September 30, 2005 and 2006. If we grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

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

     Uncertain tax positions - In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. Our current income tax accounting policies comply with this aspect of the new standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements, we expect to complete our analysis in the fourth quarter of 2006.

     Planned Major Maintenance Activities - In September 2006 FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which will become effective for us on January 1, 2007 although early adoption is permitted. Under FSP No. AUG AIR-1, accruing in advance for major maintenance is no longer permitted. Companies that previously accrued in advance for major maintenance activities will be required to restate retroactively their financial statements to reflect a permitted method of expense for all periods presented. In the past we accrued in advance for our planned major maintenance. We will restate retroactively our financial statements in the fourth quarter of 2006 to reflect the direct expense method of accounting. The adoption of the FSP will have the following effect on our previously reported net income for periods indicated:

                                                 Increase (decrease) in net income
                                                 ---------------------------------
                                                   2005                     2006
                                                   ----                     ----
Quarter Ended:                                             (In millions)

March 31                                           $ 1.3                    $  .7
June 30                                              (.7)                     (.2)
September 30                                         (.1)                      -
December 31                                          (.5)                      na
                                                   -----                    -----

      Total                                        $  -                     $  .5
                                                   =====                    =====

     Quantifying Financial Statement Misstatements - In September 2006 the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing their views regarding the process of quantifying financial statement misstatements. The SAB is effective for us no later than the fourth quarter of 2006. According to SAB No. 108 both the "rollover" and "iron curtain" approaches must be considered when evaluating a misstatement for materiality. We do not expect the adoption of SAB No. 108 to have any material effect on our previously-reported consolidated financial position or results of operations at the date of adoption.

     Fair Value Measurements - In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2007. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2007. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2007. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

     Pension and Other Postretirement Plans - In September, 2006 the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other
Postretirement Plans. SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets. We will recognize through other comprehensive income prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006 that we currently amortize through net periodic benefit cost. All future changes in the funded status of these plans will be recognized through comprehensive income, net of tax (either net income or other comprehensive income). We will also provide certain new disclosures related to these plans. In addition, we currently use September 30 as a measurement date for our pension and postretirement benefit plans, but under this standard we will be required to use December 31 as the measurement date for our plans. The measurement date requirement of SFAS No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select. This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost recognized in net income.

     The asset and liability recognition and disclosure requirements of this standard will become effective for us as of December 31, 2006 and will be adopted prospectively. We will not complete the 2006 assessment of the funded status of our pension and postretirement benefit plans until after December 31, 2006. At December 31, 2005, our pension and post retirement benefit plans were under funded by $202.9 million in the aggregate, and we had a net $163.5 million liability recognized on our Consolidated Balance Sheet related to these plans. Our 2006 funded status will be based in part on certain actuarial assumptions that we cannot yet determine and differences between the actual and expected return on plan assets during the year. Therefore, we are not able to determine the impact this standard will have on our Consolidated Financial Statements; however we believe the net effect of adopting SFAS No. 158 will reduce our stockholders' equity at December 31, 2006. The full disclosure of the funded status of our defined benefit pension and postretirement benefit plans at December 31, 2005 can be found in Note 14 to our 2005 Annual Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Business and results of operations overview

     We are a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For the nine months ended September 30, 2006, approximately one-half of our sales volumes were into European markets. We believe we are the third largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes. In addition, we also have an estimated 15% share of North American TiO2 sales volumes. Our production facilities are located throughout Europe and North America.

     We reported net income of $11.6 million, or $.24 per diluted share, in the third quarter of 2006 as compared to net income of $8.0 million, or $.16 per diluted share, in the third quarter of 2005. For the first nine months of 2006, we reported net income of $40.2 million, or $.82 per diluted share, compared to net income of $62.2 million, or $1.27 per diluted share, in the first nine months of 2005. Our increased net income for the third quarter 2006 compared to the third quarter of 2005 is due to the favorable effects of lower interest expense and lower income taxes in 2006 related to our European operations, offset somewhat by the effects of lower income from operations. Our net income for the first nine months of 2006 declined from the first nine months of 2005 due primarily to the net effect of (i) lower income from operations in 2006,
(ii) a gain from the sale of our passive interest in a Norwegian smelting operation in 2005, (iii) a charge from the 2006 redemption of our 8.875% Senior Secured Notes and the favorable effect of certain net income tax benefits recognized in 2006.

     Our net income in the first nine months of 2005 includes (i) a net third quarter non-cash income tax charge of $.10 per diluted share for developments with respect to ongoing income tax audits primarily in Germany, Belgium and Canada and (ii) a second quarter gain of $.07 per diluted share related to the sale of our passive interest in a Norwegian smelting operation. Our net income in the first nine months of 2006 includes (i) a second quarter charge related to the prepayment of our 8.875% Senior Secured Notes of $.30 per diluted share and
(ii) a net income tax benefit of $.19 per diluted share (expense of $.07 per diluted share in the third quarter) related to the net effect of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate.

Forward-looking information

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact. Statements in this report including, but not limited to, statements found in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

     o    Future  supply  and  demand  for our  products,
     o    The extent of our dependence on certain market sectors,
     o    The cyclicality of our businesses,
     o Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
     o    Changes in raw  material  and other  operating  costs  (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o    The  introduction  of  trade  barriers,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
     o    Operating  interruptions   (including,   but  not  limited  to,  labor
          disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The timing and amounts of insurance recoveries,
     o    Our ability to renew or refinance credit facilities,
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more likely than not" recognition criteria,
     o    Environmental   matters  (such  as  those  requiring  compliance  with
          emission and discharge standards for existing and new facilities),
     o    Government laws and regulations and possible  changes  therein,
     o    The ultimate resolution of pending litigation, and
     o    Possible future litigation.

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

     The factors having the most impact on our reported operating results are:

     o    Our TiO2 selling prices,
     o Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar),
     o    Our TiO2 sales and production volumes, and
     o    Manufacturing  costs,   particularly  maintenance  and  energy-related
          expenses.

     Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

     Quarter ended September 30, 2005 compared to the Quarter ended September 30, 2006 -


                                                                  Three months ended
                                                                     September 30,
                                                    ---------------------------------------------
                                                            2005                      2006
                                                    --------------------      -------------------
                                                                (Dollars in millions)

Net sales                                           $292.1         100 %      $331.6        100 %
Cost of sales                                        216.2          74 %       256.2         77 %
                                                    ------         ----       ------        ----
  Gross margin                                        75.9          26 %        75.4         23 %
Other operating income and expenses, net              37.7          13 %        41.2         12 %
                                                    ------         ----       ------        ----
  Income from operations                            $ 38.2          13 %      $ 34.2         11 %
                                                    ======         ====       ======        ====

                                                                                              %
                                                                                           Change
Ti02 operating statistics:
  Sales volumes*                                     119                       132           11 %
  Production volumes*                                122                       126            3 %

  Percent change in net sales:
    TiO2 product pricing                                                                     (1)%
    TiO2 sales volumes                                                                       11 %
    TiO2 product mix                                                                          1 %
    Changes in currency exchange rates                                                        3 %
                                                                                            ----

    Total                                                                                    14 %
                                                                                            ====

      * Thousands of metric tons

     Net sales - Net sales increased 14% or $39.5 million compared to the third quarter of 2005 primarily due to an 11% increase in TiO2 sales volumes and the impact of currency exchange rates. The benefit of higher sales volumes was offset somewhat by a 1% decrease in average TiO2 selling prices. We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $9 million, or 3%, compared to the same period in 2005. We expect average selling prices in the fourth quarter of 2006 to decline slightly from the third quarter of 2006.

     Our 11% increase in sales volumes in the third quarter of 2006 is primarily due to higher sales volumes in Europe the United States, and export markets, which were somewhat offset by lower sales volumes in Canada. Our sales volumes in Canada have been impacted by decreased demand for TiO2 used in paper products. We expect overall demand will continue to remain high for the remainder of the year.

     Cost of sales - Cost of sales increased $40.0 million or 19% in the third quarter of 2006 compared to 2005 primarily due to the impact of increased sales volumes, a 24% increase in utility costs (primarily energy costs), a 4% increase in raw material costs and currency fluctuations (primarily the Canadian dollar). The cost of sales as a percentage of net sales increased to 77% in the third quarter of 2006 compared to 74% in the third quarter of 2005 primarily due to increases in operating costs.

     The negative impact of the increase in other operating costs and raw materials was somewhat offset by record production levels. TiO2 production volumes increased 3% in the third quarter of 2006 compared to the same period in 2005, which favorably impacted our operating income comparisons. We continued to gain operational efficiencies at our existing TiO2 facilities by enhancing our processes and debottlenecking production to meet long-term demand. Our operating rates were near full capacity in both periods.

     Through our debottlenecking program, we added finishing capacity in the German chloride-process facility which, along with equipment upgrades and enhancements in several locations, have allowed us to reduce downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. We believe our annual attainable TiO2 production capacity for 2006 is approximately 515,000 metric tons, with some additional capacity expected to be available in 2007 through our continued debottlenecking efforts.

     Income from operations - Income from operations for the third quarter of 2006 declined by 10% to $34.2 million compared to the same period in 2005; income from operations as a percentage of net sales declined to 11% in the third quarter of 2006 from 13% in the same period for 2005. This decrease is driven by the decline in gross margin, which fell to 23% in 2006 compared to 26% in 2005. While our sales volumes are higher in 2006, our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily energy costs and raw materials). Changes in currency rates have also negatively affected our gross margin. We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $3 million. We expect income from operations for the fourth quarter of 2006 will be lower than the fourth quarter of 2005.

     Other non-operating income (expense) - Interest expense decreased $900,000 from $10.6 million in the third quarter of 2005 to $9.7 million in the third quarter of 2006 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006, which is partially offset by unfavorable changes in currency exchange rates in 2006 compared to 2005. Excluding the effect of currency exchange rates, we expect interest expense will be lower in fourth quarter of 2006 as compared to the fourth quarter of 2005.

     We have a significant amount of indebtedness denominated in the euro, primarily the Senior Secured Notes. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

     Provision for income taxes - Our provision for income taxes was $13.8 million in the third quarter of 2006 compared to $20 million in the same period last year. Our income tax expense for the third quarter 2006 includes an aggregate provision for income taxes of $3.4 million, principally for unfavorable developments with respect to ongoing income tax audits in Germany. Our income tax expense in the third quarter of 2005 includes an income tax benefit of $12.5 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium and Canada offset by a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes. See Note 7 to the Condensed Consolidated Financial Statements.

     Nine months ended September 30, 2005 compared to the Nine months ended September 30, 2006 -

                                                                  Nine months ended
                                                                     September 30,
                                                    ---------------------------------------------
                                                            2005                      2006
                                                    --------------------      -------------------
                                                                (Dollars in millions)

Net sales                                           $895.7         100 %      $981.0        100 %
Cost of sales                                        640.9          72 %       748.8         76 %
                                                    ------         ----       ------        ----
  Gross margin                                       254.8          28 %       232.2         24 %
Other operating income and expense, net              112.4          12 %       126.8         13 %
                                                    ------         ----       ------        ----
  Income from operations                            $142.4          16 %      $105.4         11 %
                                                    ======         ====       ======        ====


                                                                                         % Change
Ti02 operating statistics:
  Sales volumes*                                     356                       396           11 %
  Production volumes*                                371                       383            3 %

  Percent change in net sales:
    TiO2 product pricing                                                                      - %
    TiO2 sales volumes                                                                       11 %
    TiO2 product mix                                                                          - %
    Changes in currency exchange rates                                                       (1)%
                                                                                           ----

    Total                                                                                    10 %
                                                                                           ====

      * Thousands of metric tons

     Net sales - Net sales increased 10% or $85.3 million compared to the nine months ended September 30, 2005, primarily due to an 11% increase in TiO2 sales volumes, offset somewhat by the impact of currency exchange rates. We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $11 million, or 1%, compared to the same period in 2005.

     Our 11% increase in sales volumes in the nine months ended September 30, 2006 is primarily due to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada. Our sales volumes in the first nine months of 2006 was a new record for us.

     Cost of sales - Cost of sales increased $107.9 million or 17% in the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to the impact of increased sales volumes, a 21% increase in utility costs (primarily energy costs) and a 5% increase in raw material costs and currency fluctuations (primarily the Canadian dollar). The cost of sales as a percentage of net sales increased to 76% in the nine months ended September 30, 2006, compared to 72% in the same period of 2005 primarily due to increases in raw material and other operating costs (including energy costs).

     The negative impact of the increase in energy costs and raw materials was somewhat offset by record production levels. TiO2 production volumes increased 3% in the nine months ended September 30, 2006 compared to the same period in 2005, which favorably impacted our income from operations comparisons. Our operating rates were near full capacity in both periods. Production volume was a record aided by enhancing our processes and continuing debottlenecking.

     Income from operations - Income from operations for the nine months ended September 30, 2006 declined by 26% to $105.4 million compared to the same period in 2005; the income from operations as a percentage of net sales declined to 11% in the nine months ended September 30, 2006 from 16% in the same period for 2005. The decline in income from operations is driven by the decline in gross margin, which fell to 24% in 2006 compared to 28% in 2005. While our sales volumes are higher in 2006, our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily energy and raw materials). Changes in currency rates have also negatively affected our gross margin. We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $18 million.

     Other non-operating income (expense) - In the second quarter of 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes. As a result of our prepayment of the 8.875% Senior Secured Notes, we recognized a $22.3 million pre-tax interest charge ($14.8 million net of income tax benefit) in the second quarter of 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes. See Note 6 to the Condensed Consolidated Financial Statements. Annual interest expense on the 6.5% Senior Secured Notes will be approximately euro 6 million less than on the 8.875% Senior Secured Notes.

     Interest expense decreased $500,000 from $34.0 million in the nine months ended September 30, 2005 to $33.5 million in the nine months ended September 30, 2006 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes, which is partially offset by changes in currency exchange rates in 2006 compared to 2005.

     Provision for income taxes - Our provision for income taxes was $12.1 million in the first nine months of 2006 compared to $52.8 million in the same period last year. Our income tax expense in 2006 includes (i) an income tax benefit of $2.0 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium, (ii) a $2.0 million provision for income taxes related to the unfavorable resolution of certain income tax audit issues in Germany, (iii) an income tax benefit of $9.5 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium and Norway, (iv) a $1.4 million provision for income taxes resulting from the increase in our income tax contingency reserve related to our ongoing income tax audits, principally in Germany, and (v) a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates. Our income tax expense in the first nine months of 2005 includes (i) an income tax benefit of $12.5 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium and Canada and (ii) a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes. See Note 7 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Currency exchange

     We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our foreign operations' sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and income from operations in 2006 as compared to 2005.

                                              Three months ended            Nine months ended
                                              September 30, 2006           September 30, 2006
                                                   vs. 2005                     vs. 2005
                                              ------------------           ------------------
                                                      Increase (decrease), in millions
                                              -----------------------------------------------
Impact on:
  Net sales                                            $  9                         $ (11)
  Income from operations                               $ (3)                        $ (18)

Outlook

     We expect income from operations for the fourth quarter of 2006 will be lower than the fourth quarter of 2005 due primarily to continued downward pricing pressures and increased energy costs and raw materials. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Other

     On September 22, 2005, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although there was minimal storm damage to core processing facilities, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. LPC expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and we believe insurance will cover our lost profits (subject to applicable deductibles) resulting from our share of the loss of production at LPC. Both we and LPC have filed claims with our insurers. We currently expect to recover our losses through the insurer in the fourth quarter of 2006 or early 2007, although we do not know the amount and timing of the insurance recovery yet. Accordingly, we have not accrued a receivable for the amount of the insurance claim and will not record the claim until negotiations with the insurer are finalized. The effect on our financial results will depend on the timing and amount of insurance recoveries.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

     Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

     Our cash flows from operating activities provided $50.3 million in the first nine months of 2006, compared to $69.3 million provided in the first nine months of 2005. This decrease was due primarily to the net effects of the following items:

     o    Lower income from operations in 2006 of $37.0 million;
     o Payment of the $20.9 million call premium as a result of the May 2006 prepayment of our 8.875% Senior Secured Notes, which is required to be included in cash flows from operating activities; and
     o Higher cash paid for income taxes in 2006 of $4.9 million, in part due to the net payment of $4.3 million in 2006 associated with the settlement of prior year income tax audits; offset by
     o Lower cash paid for interest in 2006 of $5.5 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (which paid interest semiannually in September and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (which will pay interest semiannually in April and October); and
     o Lower net cash used from relative changes in our inventories, receivables, payables and accruals of $20.0 million in the first nine months of 2006 as compared to the first nine months of 2005, due primarily to relative changes in our inventory levels, as discussed below.

     Changes in working capital were affected by accounts receivable and inventory changes. Our average days sales outstanding ("DSO") increased from 55 days at December 31, 2005 to 65 days at September 30, 2006 due to the timing of collection on higher accounts receivable balances at the end of September. For comparative purposes, our average DSO increased from 60 days at December 31, 2004 to 61 days at September 30, 2005. Our average days sales in inventory ("DSI") decreased from 102 days at December 31, 2005 to 87 days at September 30, 2006, as our record TiO2 sales volumes in the first nine months of 2006 exceeded our record TiO2 production volumes during the period. For comparative purposes, our TiO2 production volumes were higher than our TiO2 sales volumes in the first nine months of 2005, and our average DSI increased to 105 days at September 30, 2005 from 97 days at December 31, 2004.

Investing activities

     Capital expenditures were $20.9 million and $26.8 million in the nine months ended September 30, 2005 and 2006, respectively. Capital expenditures are primarily for improvements and upgrades to existing facilities.

Financing activities

     In the second quarter of 2006 we redeemed our euro 375 million principal amount of 8.875% Senior Secured Notes ($470.5 million when redeemed) and issued euro 400 million principal amount of 6.5% Senior Secured Notes at 99.306% ($498.5 million when issued). See Note 6 to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2006, we had net borrowings of $3.4 million under our U.S. credit facility and $4.5 million under our Canadian credit facility.

     In each of the nine months ended September 30, 2005 and 2006, we paid a quarterly dividend to stockholders of $.25 per share for an aggregate dividend $36.7 million in each nine-month period.

Outstanding debt obligations

     At September 30, 2006, our consolidated debt was comprised of:

     o euro 400 million principal amount of our 6.5% Senior Secured Notes ($505.2 million at September 30, 2006) due in 2013;
     o $14.9 million under our U.S. revolving credit facility which matures in September 2008;
     o Cdn. 5 million ($4.5 million at September 30, 2006) under our Canadian revolving credit facility which matures in January 2009; and
     o    Approximately $4.6 million of other indebtedness.

     Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at September 30, 2006. See Note 6 to the Condensed Consolidated Financial Statements.

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

     We routinely evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of our common stock, modify our dividend policy, restructure ownership interests, sell interests in our subsidiaries or other assets, or take a combination of these steps or other steps to manage our liquidity and capital resources. Such activities have in the past and may in the future involve related companies. In the normal course of our business, we may investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the TiO2 industry. In the event of any future acquisition or joint venture opportunity, we may consider using then-available liquidity, issuing our equity securities or incurring additional indebtedness.

     At September 30, 2006, unused credit available under all of our existing credit facilities was approximately $137 million. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

     We intend to spend approximately $45 million for major improvements and upgrades to our existing facilities during 2006, including the $26.8 million we have spent though September 30, 2006.

Off-balance sheet financing

     We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2005 Annual Report.

Commitments and contingencies

         See Notes 7 and 11 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

     See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies

     For a discussion of our critical accounting policies, refer to Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A. - "Quantitative and Qualitative Disclosure About Market Risk" in our 2005 Annual Report. There have been no material changes in these market risks during the first nine months of 2006.

     We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

     We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. We had no forward contracts outstanding at September 30, 2006. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

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

Changes in internal control over financial reporting

     There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Note 11 of the Condensed Consolidated Financial Statements and to the 2005 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors

     For a discussion of the risk factors  related to our  businesses,  refer to
Part I, Item 1A., "Risk Factors," in our 2005 Annual report. There have been no material changes to such risk factors during the nine months ended September 30, 2006.

Item 6. Exhibits

     31.1 - Certification

     31.2 - Certification

     32.1 - Certification



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Kronos Worldwide, Inc.
                                              ---------------------------
                                                      (Registrant)



Date   November 6, 2006                 By /s/ Gregory M. Swalwell
     ------------------                    ------------------------------
                                             Gregory M. Swalwell
                                              Vice President, Finance and Chief
                                               Financial Officer (Principal
                                               Financial Officer)


Date   November 6, 2006                 By /s/ Tim C. Hafer
     ------------------                    -----------------------------
                                             Tim C. Hafer
                                              Vice President and Controller
                                              (Principal Accounting Officer)