Form 10-K
period 2006-12-31
KRONOS WORLDWIDE INC
filed 2007-03-13
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2006
Commission file number 1-31763

KRONOS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	76-0294959
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700
Dallas, Texas 75240-2697
(Address of principal executive offices)

Registrant's telephone number, including area code: (972) 233-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock ($.01 par value)	New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act.

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

The aggregate market value of the 2.4 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2006 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $70 million.

As of February 28, 2007, 48,953,049 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to assume any duty to update or revise any forward-looking statements for new information, future events or otherwise.

Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot give assurances that these expectations will prove to be correct. Forward-looking statements involve substantial risks and uncertainties which could significantly impact expected results, and actual results could differ materially from those described. It is not possible to identify all of the risks and uncertainties we face that could cause actual results to differ materially from those described in this report. But, we have included discussion on the following most significant risk factors in Item 1A of this document:

•	Future supply and demand for our products
•	The extent of the dependence of certain of our businesses on certain market sectors
•	The cyclicality of our businesses
•
Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases)

•	Changes in raw material and other operating costs (such as energy costs)
•	The possibility of labor disruptions
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the “more-likely-than-not” recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

ITEM 1. BUSINESS

General

Kronos Worldwide, Inc., (NYSE: KRO), a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"). We, along with our distributors and agents, sell and provide technical services for our products to over 4,000 customers in over 100 countries with the majority of sales in Europe and North America. We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

TiO2 is an inorganic pigment used to impart whiteness, brightness and opacity for products such as coatings, plastics, paper, fibers, food, ceramics and cosmetics. TiO2 is considered a “quality-of-life” product with demand and growth affected by gross domestic product and overall economic conditions in our markets in various parts of the world. TiO2 derives its value from its whitening properties and hiding power (opacity), which is the ability to cover or mask other materials effectively and efficiently. TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. We ship TiO2 to our customers in either a powder or slurry form via rail, truck or ocean carrier. We, including our predecessors, have produced and marketed TiO2 in North America and Europe for over 80 years.

We believe that we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volume. Approximately half of our 2006 sales volumes were attributable to markets in Europe. We have an estimated 15% share of North American TiO2 sales volume. Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas in the world. We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future. It is probable that significant markets for TiO2 could emerge in Eastern Europe or the Far East as the economies in these regions develop to the point that quality-of-life products, including TiO2, experience greater demand. In addition, China has developed into a significant market and as its economy continues to develop it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.

Sales of TiO2 were about 90% of our net sales in 2006. The remaining 10% of net sales is made up of other product lines that are complementary to TiO2. These other products are described as follows:

•
We own and operate an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of our European sulfate-process plants. We also sell ilmenite ore to third-parties, some of whom are our competitors. The mine has estimated reserves that are expected to last at least 50 years.

•
We manufacture and sell iron-based chemicals, which are co-products and processed co-products of the TiO2 pigment production process. These co-product chemicals are marketed through our Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments.

At December 31, 2006, approximately 59% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 36% was owned by NL Industries (NYSE: NL). Valhi also owns 83% of NL Industries’ outstanding common stock. Contran Corporation and its subsidiaries own about 92% of Valhi’s outstanding common stock. Substantially all of Contran Corporation’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control all of these companies.

Manufacturing and operation

We currently produce over 40 different TiO2 grades under the Kronostm trademark which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics and paper manufacturers.

Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of the same end-use markets as white pigments. However, the opacity in these products is not able to duplicate the performance characteristics of TiO2, and so we believe these products are not effective substitutes for TiO2.

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Chloride process rutile is preferred for the majority of customer applications. From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile. Although many end-use applications can use either form, chloride process rutile is the preferred form for use in coatings and plastics, the two largest end-use markets. Sulfate process anatase represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics.

Chloride production process. Approximately three-fourths of our current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to newer technology, higher yield, less waste, lower energy requirements and lower labor costs. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing a higher titanium content is used.

Sulfate production process. The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2006, chloride process production facilities represented over 60% of industry capacity.

We produced a new company record of 516,000 metric tons of TiO2 in 2006, compared to our prior record of 492,000 metric tons in 2005. Such production amounts include our 50% interest in the TiO2 manufacturing joint-venture discussed below. Our average production capacity utilization rates were near full capacity in 2004, 2005 and 2006. Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe our annual attainable production capacity for 2007 is approximately 525,000 metric tons, with some slight additional capacity available in 2008 through our continued debottlenecking efforts.

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2010. We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2009. We expect to be successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate process TiO2, we own and operate a rock ilmenite mine in Norway, which provided all of our feedstock for our European sulfate process TiO2 plants in 2006. We expect ilmenite production from our mine to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (also a subsidiary of Rio Tinto Iron and Titanium, under a long-term supply contract that expires at the end of 2009 and Tinfos Titan and Iron KS under a supply contract that expires in 2010. We expect the raw materials purchased under these contracts to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased. We are not required to purchase feedstock in excess of amounts that we would reasonably consume in any given year. The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials purchased or mined in 2006.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	472

Sulfate process plants:
Raw ilmenite ore mined & used internally	319
Purchased slag	25

TiO2 manufacturing joint venture

We hold a 50% interest in a manufacturing joint venture with Huntsman Holding LLC. The joint venture owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana. We share production from the plant equally with Huntsman pursuant to separate offtake agreements.

A supervisory committee directs the business and affairs of the joint venture, including production and output decisions. This committee is composed of four members, two of whom we appoint and two of whom Huntsman appoints. Two general managers manage the operations of the joint venture acting under the direction of the supervisory committee. We appoint one general manager and Huntsman appoints the other.

We are required to purchase one-half of the TiO2 produced by the joint venture. The joint venture is not consolidated in our financial statements because we do not control it. We account for our interest in the joint venture by the equity method. The joint venture operates on a break-even basis, and therefore we do not have any equity in earnings of the joint venture. We share all costs and capital expenditures of the joint venture equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced. Our share of the net costs is reported as cost of sales as the related TiO2 is sold. See Notes 6 and 13 to the Consolidated Financial Statements.

Competition

The TiO2 industry is highly competitive. Our principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of Lyondell Chemical Company (“Lyondell”)); Tronox Incorporated; Huntsman Corporation; and Ishihara Sangyo Kaisha, Ltd. (“Ishihara”). These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 24% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%. DuPont has about one-half of total North American TiO2 production capacity and is our principal North American competitor. Lyondell has announced that it intends to sell Millennium Inorganic Chemicals to National Titanium Dioxide Company Ltd. in the first half of 2007.

We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price generally being the most significant competitive factor. We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 11% share of worldwide TiO2 sales volume in 2006. Overall, we are the world’s fifth-largest producer of TiO2.

Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in our experience). We are not aware of any TiO2 plants currently under construction. DuPont has announced its intention to build a TiO2 facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2010, at the earliest.

We expect that industry capacity will increase as we and our competitors continue to debottleneck our existing facilities. We expect the average annual increase in industry capacity from announced debottlenecking projects to be less than the average annual demand growth for TiO2 during the next three to five years. However, we can not assure that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to our expectations. If actual developments differ from our expectations, ours and the TiO2 industry's performances could be unfavorably affected.

Research and development

Our research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications. We primarily conduct research and development activities at our Leverkusen, Germany facility. Our expenditures for research and development and certain technical support programs were approximately $8 million in 2004, $9 million in 2005 and $11 million in 2006.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Since 2002, we have added eleven new grades for plastics, coatings, fibers and paper laminate applications.

Patents and trademarks

We believe that our patents held for products and production processes are important to us and our continuing business activities. We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time enter into licensing arrangements with third parties. Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from one to 19 years. We seek to protect our intellectual property rights, including our patent rights, and from time to time are engaged in disputes relating to the protection and use of intellectual property relating to our products.

Our trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products we manufacture and sell. We also rely on unpatented proprietary know-how and continuing technological innovation, and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology, and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Major customers

We sell to a diverse customer base, and no single customer makes up more than 10% of our sales for 2006. Our largest ten customers accounted for approximately 28% of sales in 2006.

Seasonality

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the first half of the year. This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees

As of December 31, 2006, we employed approximately 2,450 persons (excluding employees of the Louisiana joint venture), with 55 employees in the United States, 435 employees in Canada and 1,960 employees in Europe.

Our hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions under labor agreements with various expiration dates. Our European union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. Our Canadian union employees are covered by a collective bargaining agreement that expires in June 2007. We have begun negotiations for a new collective bargaining agreement in Canada and expect to have a new agreement in place before the current agreement expires. We believe our labor relations are good.

Regulatory and environmental matters

Our operations are governed by various environmental laws and regulations. Certain of our operations are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of ours have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances and could adversely affect our consolidated financial position and results of operations or liquidity.

Our U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations. These primarily consist of the Resource Conservation and Recovery Act (“RCRA”), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), as well as the state counterparts of these statutes. We believe the TiO2 plant owned by the joint venture and a TiO2 slurry facility owned by us in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. These are our only U.S. manufacturing facilities.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union. Germany and Belgium are members of the European Union and follow its initiatives. Norway is not a member but generally patterns its environmental regulatory actions after the European Union. We believe we have obtained all required permits and are in substantial compliance with applicable environmental requirements for our European and Canadian facilities.

At our sulfate plant facilities in Germany, we recycle weak sulfuric acid either through contracts with third parties or at our own facilities. In addition, at our German locations we have a contract with a third party to treat certain sulfate-process effluents.  At our Norwegian plant, we ship spent acid to a third party location where it is treated and disposed.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and foreign statutes. Typically we establish compliance programs to resolve these matters. Occasionally, we may pay penalties. To date such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity. We believe that all of our facilities are in substantial compliance with applicable environmental laws.

Capital expenditures in 2006 related to ongoing environmental compliance, protection and improvement programs were $4.4 million, and are currently expected to be approximately $5 million in 2007.

Website and other available information

Our fiscal year ends December 31. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available on our website at www.kronostio2.com. These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”). Additional information regarding us, including our Audit Committee charter, Code of Business Conduct and Ethics and our Corporate Governance Guidelines, can also be found at this website. Information contained on our website is not part of this report. We will also provide free copies of such documents upon written request. Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Below are certain risk factors associated with our business. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

Demand for, and prices of, certain of our products are cyclical and we may experience prolonged depressed market conditions for our products, which may result in reduced earnings or operating losses.

Approximately 90% of our revenues are attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. This may result in reduced earnings or operating losses.

Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand. Relative changes in the selling prices for our products is one of the main factors that affects the level of our profitability. In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease. Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations. TiO2 sales are generally higher in the first half of the year. This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on production and price changes.

We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global markets in which we operate our business are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. New competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.

The number of sources for and availability of, certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt. As of December 31, 2006, our total consolidated debt was approximately $536 million, substantially all of which relates to Senior Secured Notes of our wholly-owned subsidiary, Kronos International, Inc. Our level of debt could have important consequences to our stockholders and creditors, including:

•	making it more difficult for us to satisfy our obligations with respect to our liabilities;

•	increasing our vulnerability to adverse general economic and industry conditions;

•
requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $292 million in 2007. Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity. We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We operate six TiO2 facilities, two slurry facilities and an ilmenite mine at the following locations:

Location	Description
Leverkusen, Germany	TiO2 production, Chloride and sulfate process
Nordenham, Germany	TiO2 production, Sulfate process
Langerbrugge, Belgium	TiO2 production, Chloride process
Fredrikstad, Norway	TiO2 production, Sulfate process
Varennes, Quebec	TiO2 production, Chloride and sulfate process, slurry facility
Lake Charles, Louisiana (1)	TiO2 production, Chloride process
Lake Charles, Louisiana	Slurry facility
Hauge i Dalane, Norway	Ilmenite mine

(1) We operate this facility in a 50% owned joint venture with Huntsman Holdings, LLC. (see Note 6 to the Consolidated Financial Statements).

Our co-products are produced at our German, Norwegian and Belgian facilities, and our titanium chemicals are produced at our Canadian and Belgian facilities.

We own all of our principal production facilities described above, except for the land under the Fredrikstad, Norway and Leverkusen, Germany facilities. The Norwegian plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. Our principal German operating subsidiary leases the land under our Leverkusen plant pursuant to a lease with Bayer AG that expires in 2050. We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity and is located within an extensive manufacturing complex. Rent for such land lease associated with the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Bayer AG provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

Our corporate headquarters is located in Dallas, Texas. We have under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K. The roads leading to our facilities are generally maintained by the applicable local government and are adequate for our purposes.

Information on our properties is incorporated by reference to Item 1: Business, Manufacturing and Operations above. See Note 14 to our Consolidated Financial Statements for information on our leases.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various environmental, contractual, intellectual property, product liability and other claims and disputes incidental to our business. Information called for by this Item is incorporated by reference to Note 14 to our Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 28, 2007, there were approximately 4,100 holders of record of common stock. The following table sets forth the high and low closing per share sales price for common stock for the periods indicated according to Bloomberg, and dividends paid during such periods. On February 28, 2007 the closing price of common stock according to the NYSE Composite Tape was $34.14.

	High	Low	Cash dividends paid

Year ended December 31, 2005

First Quarter	$48.56	$40.27	$.25
Second Quarter	43.06	29.37	.25
Third Quarter	33.05	27.60	.25
Fourth Quarter	33.26	29.01	.25

Year ended December 31, 2006

First Quarter	32.40	28.41	.25
Second Quarter	31.95	27.60	.25
Third Quarter	30.70	27.52	.25
Fourth Quarter	40.53	28.20	.25

January 1, 2007 through February 28, 2007	37.08	33.10	-

We paid four quarterly cash dividends of $.25 per share in 2005 and 2006. On February 15, 2007, our Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 9, 2007 to be paid on March 26, 2007. The declaration and payment of future dividends, and the amount thereof, is discretionary, and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company’s Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount and timing of any future dividends which might be paid.

Performance graph

Set forth below is a line graph comparing, for the period December 8, 2003 (the first day our common stock was publicly traded) through December 31, 2006, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) the S&P 500 Diversified Chemicals Index. The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

The information contained in the performance graph shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act, except to the extent we specifically request that the material be treated as soliciting material or specifically incorporate this performance graph by reference into a document filed under the Securities Act or the Securities Exchange Act.

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards. As of December 31, 2006, there were no options outstanding to purchase shares of our common stock, and approximately 140,000 shares were available for future grant or issuance. We do not have any equity compensation plans that were not approved by our stockholders. See Note 12 to our Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Net income and net income per share for 2002, 2003, 2004 and 2005, and total assets and common stockholders’ equity as of December 31, 2002, 2003, 2004 and 2005, have each been adjusted from amounts previously disclosed due to the adoption of FSP No. AUG-AIR1 Accounting for Planned Major Maintenance Activities in the fourth quarter of 2006. See Note 17.

	Years ended December 31,
	2002	2003	2004	2005	2006 (6)
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(In millions, except per share data and TiO2 operating statistics)

STATEMENTS OF OPERATIONS DATA:
Net sales	$875.2	$1,008.2	$1,128.6	$1,196.7	$1,279.4
Gross margin (1)	203.7	270.3	261.2	327.5	310.5
Net income (2)	66.4	88.5	314.1	71.5	82.0
Net income per share (2)	1.36	1.81	6.42	1.46	1.67
Cash dividends per share (3)	2.27	.14	1.00	1.00	1.00

BALANCE SHEET DATA (at year end):
Total assets	$988.5	$1,121.9	$1,353.3	$1,298.9	$1,421.5
Notes payable and long-term debt including current maturities	370.5	556.7	533.2	465.3	536.2
Common stockholders’ equity (4)	315.7	162.2	473.1	412.5	448.4

STATEMENTS OF CASH FLOW DATA:
Net cash provided (used) by:
Operating activities	$111.1	$107.7	$151.0	$97.8	$71.9
Investing activities	(34.6)	(35.4)	(39.8)	(39.7)	(50.9)
Financing activities	(93.9)	(61.8)	(108.8)	(44.8)	(35.0)

TiO2 OPERATING STATISTICS:
Sales volume(5)	455	462	500	478	511
Production volume(5)	442	476	484	492	516
Production capacity at beginning of year(5)	455	470	480	495	516
Production rate as a percentage of capacity	96%	Full	Full	99%	Full
__________________________________

(1)	Gross margin as presented above is greater than amounts previously reported by $.3 million in 2002 and $1.4 million in 2003. See Note 17 to our Consolidated Financial Statements.
(2)
Net income and net income per share as presented above differ from amounts previously reported by $.1 million ($0.01 per diluted share) in 2002 and $1.0 million ($0.02 per diluted share) in 2003. See Note 17 to our Consolidated Financial Statements.

(3)	Excludes our December 2003 dividend to NL in the form of a $200 million long-term note payable.
(4)
Common stockholders’ equity as presented above is greater than amounts previously reported by $1.5 million at December 31, 2002 and $2.8 million at December 31, 2003. See Note 17 to our Consolidated Financial Statements.

(5)	Metric tons in thousands
(6)	We adopted Statement of Financial Accounting Standards No. 158 effective December 31, 2006. See Note 10 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2. TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For 2006, approximately one-half of our sales volumes were into European markets. We believe that we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes. In addition, we estimate that we have a 15% share of North American TiO2 sales volumes. Our production facilities are located throughout Europe and North America.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 to grow by 2% to 3% per year. This is consistent with our expectations for the long-term growth in gross domestic product. However, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP even if we and our competitors maintain consistent shares of the worldwide market. This is due in part to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are partly influenced by their expectation for future changes in the market TiO2 selling prices.

The factors having the most impact on our reported operating results are:

•	TiO2 selling prices,
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar),
•	TiO2 sales and production volumes, and
•	Manufacturing costs, particularly maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

Executive Summary

We reported net income of $82.0 million, or $1.67 per diluted share for 2006, compared to net income of $71.5 million, or $1.46 per diluted share for 2005 and net income of $314.1 million or $6.42 per diluted share for 2004. Net income for 2006 rose $10.5 million from 2005 due primarily to the net effect of (i) the favorable effect of certain net income tax benefits recognized in 2006, partially offset by (ii) lower income from operations in 2006, (iii) a gain from the sale of our passive interest in a Norwegian smelting operation in 2005 and (iv) a charge in 2006 from redemption of our 8.875% Senior Secured Notes.

We reported net income of $71.5 million, or $1.46 per diluted share, in 2005 compared to $314.1 million, or $6.42 per diluted share, in 2004. Our diluted earnings per share decreased from 2004 to 2005 as the favorable effect of higher income from operations and lower interest expense in 2005 was more than offset by the favorable effect of the non-cash income tax benefit recognized in 2004.

Net income for 2006 includes (i) a charge related to the prepayment of our 8.875% Senior Secured Notes of $14.5 million ($.30 per diluted share) and (ii) a net income tax benefit of $.71 per diluted share related to the net effect of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate.

Net income for 2005 includes the net non-cash effects of (i) the aggregate favorable effects of certain non-U.S. income tax audits of Kronos, principally in Belgium and Canada, of $11.5 million ($.23 per diluted share), (ii) a securities transaction gain of $3.5 million ($.07 per diluted share) and (iii) the unfavorable effect with respect to the loss of certain income tax attributes of Kronos in Germany of $17.5 million ($.36 per diluted share).

Net income in 2004 includes (i) an income tax benefit related to the reversal of our deferred income tax asset valuation allowance in Germany of $5.74 per diluted share and (ii) income related to our contract dispute settlement of $4.1 million or $.08 per diluted share.

We currently expect income from operations will be lower in 2007 compared to 2006, as the favorable effect of anticipated modest improvements in sales and production volumes are expected to be more than offset by the effect of lower average TiO2 selling prices and higher production costs, particularly raw material and energy costs.

Critical accounting policies and estimates

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates, including those related to, the recoverability of long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators, as defined, are present.

•
We maintain various defined benefit pension plans and postretirement benefits other than pensions (“OPEB”). The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of prepaid and accrued pension and OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

•
We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $701 million for German corporate purposes and $247 million for German trade tax purposes at December 31, 2006). During 2004, we concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with our net operating loss carryforwards in Germany. Prior to the complete utilization of such carryforwards, it is possible that we might conclude the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point we would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

•
We record accruals for legal, income tax and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable and the amounts can be reasonably estimated. However, new information may become available or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investments, goodwill and other long-lived assets, defined benefit pension plans and loss accruals. In addition, other income (expense) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2006 to 2005 Results of Operations

	Years ended December 31,
	2005		2006
	(Dollars in millions)

Net sales	$1,196.7	100%	$1,279.4	100%
Cost of sales	869.2	73%	968.9	76%
Gross margin	327.5	27%	310.5	24%
Other operating income and expenses, net	151.5	13%	167.3	13%
Income from operations	$176.0	14%	$143.2	11%

				Percent
				Change
Ti02 operating statistics:
Sales volumes*	478		511	7%
Production volumes*	492		516	5%

Percent change in net sales:
TiO2 product pricing				-%
TiO2 sales volumes				7%
TiO2 product mix				- %
Changes in currency exchange rates				-%

Total				7%

* Thousands of metric tons

Net Sales - Net sales increased 7% or $82.7 million for 2006 compared to the year ended 2005 primarily due to a 7% increase in TiO2 sales volumes. We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $2 million, or less than 1%, compared to the same period in 2005.

Our sales volumes for 2006 were a new record for us. The 7% increase in sales volumes in 2006 is primarily due to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada. Our sales volumes in Canada have been impacted by decreased demand for TiO2 used in paper products.

Cost of Sales - Cost of sales increased $99.7 million or 11% for 2006 compared to 2005 primarily due to the impact of increased sales volumes, a 14% increase in utility costs (primarily energy costs), a 4% increase in raw material costs and currency fluctuations (primarily the Canadian dollar). The cost of sales as a percentage of net sales increased to 76% for 2006 compared to 73% for 2005 primarily due to increases in raw material and other operating costs (including energy costs).

The negative impact of the increase in other operating costs and raw materials was somewhat offset by the 5% increase in production volumes. Our TiO2 production volumes in 2006 were also a new record for us for the fifth consecutive year. Our operating rates were at full capacity in 2006 and near full capacity in 2005. The higher production volumes for 2006 were aided by enhancing our processes and our continuing debottlenecking.

Income from operations - Income from operations for 2006 declined by 19% to $143.2 million compared to 2005. As a percentage of net sales, income from operations declined to 11% for 2006 from 14% in 2005. The decline in income from operations is driven by the decline in gross margin, which fell to 24% in 2006 compared to 27% in 2005. While our sales volumes were higher in 2006, our gross margin decreased as we were not able to achieve pricing levels to offset the negative impact of our increased operating costs (primarily energy costs and raw materials). Changes in currency rates have also negatively affected our gross margin. We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $20 million.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at 12% for 2006 and 13% for 2005.

Other non-operating income (expense) - In 2005 we recognized a gain on the sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 15 to our Consolidated Financial Statements.

In 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes. As a result of our prepayment of the 8.875% Senior Secured Notes, we recognized a $22.3 million pre-tax interest charge ($14.5 million net of income tax benefit) for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes. See Note 8 to our Condensed Consolidated Financial Statements.

Interest expense decreased $1.4 million from $44.7 million for 2005 to $43.3 million for 2006 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes during 2006, which was partially offset by unfavorable changes in currency exchange rates in 2006 compared to 2005. Excluding the effect of currency exchange rates, we expect that interest expense will be lower in 2007 as compared to the 2006. The annual interest expense on the new 6.5% Notes will be approximately euro 6 million less than on the old 8.875% Notes. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision (benefit) for income taxes - Our benefit for income taxes was $.7 million for 2006 compared to a provision for income taxes of $67.4 million for 2005. See Note 9 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax benefit in 2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of our German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany;
•	an income tax benefit of $1.4 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium;
•	a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

Our income tax expense for 2005 includes;
•	an income tax benefit of $11.5 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium and Canada; and
•	a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes.

Comparison of 2005 to 2004 Results of Operations

	Year ended December 31,
	2004		2005
	(Dollars in millions)

Net sales	$1,128.6	100%	$1,196.7	100%
Cost of sales	867.4	77%	869.2	73%
Gross margin	261.2	23%	327.5	27%
Other operating income and expenses, net	147.4	13%	151.5	13%
Income from operations	$113.8	10%	$176.0	14%

				Percent
				Change
Ti02 operating statistics:
Sales volumes*	500		478	-4%
Production volumes*	484		492	2%

Percent change in net sales:
TiO2 product pricing				8%
TiO2 sales volumes				-4%
TiO2 product mix				1%
Changes in currency exchange rates				1%

Total				6%

* Thousands of metric tons

Net sales - Net sales increased 6% or $68.1 million for 2005 compared to 2004, primarily due to an 8% increase in average TiO2 selling prices and favorable foreign currency exchange rates, offset somewhat by a 4% decrease in sales volumes. We estimate the favorable effect of changes in currency exchange rates increased our net sales for 2005 by approximately $16 million, or 1%, compared to the same period in 2004.

Our 4% decrease in sales volumes in 2005 is primarily due to lower sales volumes in all regions of the world. Worldwide demand for TiO2 in 2005 was estimated to have declined by approximately 5% from 2004. We attribute this decline to slower overall economic growth and inventory destocking by our customers.

Cost of sales - Cost of sales increased $1.8 million (less than 1%) for 2005, compared to 2004, as the effect of lower sales volumes was more than offset by a 4% increase in raw material and a 9% increase in utility costs (primarily energy costs). The cost of sales as a percentage of net sales decreased to 73% in the year ended December 31, 2005, compared to 77% in the same period of 2004 primarily due to the effects of higher average selling prices which more than offset the increases in raw material and other operating costs.

TiO2 production volumes increased 2% for 2005 compared to the same period in 2004, which favorably impacted our income from operations comparisons. Our operating rates were near full capacity in both periods. Production volume for 2005 was a record for us.

Income from operations - Income from operations in 2005 improved by 55% to $176.0 million compared to 2004; the income from operations as a percentage of net sales improved to 14% in 2005 from 10% for 2004. The improvement in income from operations is driven by the improvement in gross margin, which rose to 27% in 2005 compared to 23% in 2004. While our sales volumes were lower in 2005, our gross margin increased primarily because of higher average TiO2 selling prices and higher production volumes which more than offset the impact of lower sales volumes and higher raw material and maintenance costs and the $6.3 million of income related to a contract dispute settlement with a customer recognized in 2004. Changes in currency rates favorably affected our gross margin. We estimate the favorable effect of changes in foreign currency exchange rates increased income from operations by approximately $6 million when comparing 2005 to 2004.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for both 2004 and 2005.

Other non-operating income (expense) - In 2005 we recognized a gain on the sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 15 to our Consolidated Financial Statements.

We did not report any interest expense to affiliates in 2005 since we repaid our prior $200 million long-term note payable to affiliates in 2004.

Interest expense increased $7.3 million from $37.4 million in 2004 to $44.7 million in 2005 primarily due to the November 2004 issuance of an additional euro 90 million principal amount of our prior 8.875% Senior Secured Notes.

Provision for income taxes - Our provision for income taxes was $67.4 million in 2005 compared to a benefit of $250.7 million for 2004.  See Note 9 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense for 2005 includes:
•	an income tax benefit of $11.5 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium and Canada; and
•	a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes.

Our income tax benefit for 2004 includes a $280.7 million benefit from the reversal of our deferred income tax asset valuation allowance relating to our German operations.

Effects of Foreign Currency Exchange Rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our foreign operations’ sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

	Year ended December 31, 2005 vs. 2004	Year ended December 31, 2006 vs. 2005
	Increase (decrease), in millions

Impact on:
Net sales	$ 16	$ 2
Income from operations	6	(20)

Other

On September 22, 2005, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company (“LPC”), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The majority of LPC’s property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved were covered by insurance, and insurance covered our lost profits (subject to applicable deductibles) resulting from our share of the loss of production at LPC. Both we and LPC filed claims with our insurers. We recognized a gain of $1.8 million related to our business interruption claim in the fourth quarter of 2006, which is included in other operating income on our Consolidated Statement of Income.

Outlook

We expect that our income from operations in 2007 will be lower than 2006, due to continued downward pricing pressures and increased energy costs and raw materials costs, offset in part by the effect of higher expected sales and production volumes. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Our efforts to debottleneck our production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe our annual attainable production capacity for 2007 is approximately 525,000 metric tons, with some slight additional capacity expected to be available in 2008 through our continued debottlenecking efforts.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities provided $71.9 million in 2006 compared to $97.8 million in 2005. This $25.9 million decrease was due primarily to the net effects of the following items:
•	lower income from operations in 2006 of $32.6 million;
•	payment of the $20.9 million call premium as a result of the May 2006 prepayment of our 8.875% Senior Secured Notes, which is required to be included in cash flows from operating activities; and
•	higher cash paid for income taxes in 2006 of $14.3 million, in part due to the net payment of $19.2 million in 2006 associated with the settlement of prior year income tax audits; offset by
•
lower cash paid for interest in 2006 of $7.9 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (which paid interest semiannually in September and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (which will pay interest semiannually in April and October); and

•
lower net cash used from relative changes in our inventories, receivables, payables and accruals of $27.7 million in 2006 as compared to 2005, due primarily to relative changes in our inventory levels, as discussed below.

Cash flows from operating activities decreased to $97.8 million in 2005 from $151.0 million in 2004. This $53.2 million decrease was due primarily to the net effect of the following items:
•	higher income from operations in 2005 of $62.2 million;
•	lower net distributions from our TiO2 manufacturing joint venture of $3.8 million;
•	a higher amount of net cash used to fund changes in inventories, receivables, payables, accruals and accounts with affiliates of $69.6 million, as discussed below; and
•	higher cash paid for income taxes of $53.7 million, due primarily to aggregate income tax refunds of $44.7 million received in 2004.

Changes in working capital are affected by accounts receivable and inventory changes. Our average days sales outstanding (“DSO”) increased from 55 days at December 31, 2005 to 61 days at December 31, 2006 due to the timing of collection on higher accounts receivable balances at the end of 2006. For comparative purposes, our average DSO decreased from 60 days at December 31, 2004 to 55 days at December 31, 2005 due to the timing of collections. Our average days sales in inventory (“DSI”) increased from 102 days at December 31, 2005 to 117 days at December 31, 2006, as our TiO2 production volumes in the year ended 2006 exceeded our TiO2 sales volumes during the period. For comparative purposes, our average DSI increased to 102 days at December 31, 2005 from 97 days at December 31, 2004.

Investing activities

Our capital expenditures were $39.3 million in 2004, $43.4 million in 2005 and $50.9 million in 2006. Capital expenditures are primarily for improvements and upgrades to existing facilities. Our capital expenditures during the past three years include an aggregate of approximately $15 million ($4.4 million in 2006) for our ongoing environmental protection and compliance programs.

Other cash flows from investing activities include $3.5 million we received in 2005 from the sale of our passive interest in a Norwegian smelting operation.

Financing activities

During 2006, we:
•	issued euro 400 million principal amount of 6.5% Senior Secured Notes at 99.306% of par ($498.5 million when issued);
•	redeemed our euro 375 million principal amount of 8.875% Senior Secured Notes ($470.5 million when redeemed) using the proceeds from the issuance of the 6.5% Notes;
•	made net payments of $5.1 million under our U.S. credit facility; and
•	borrowed and repaid $4.4 million under our Canadian credit facility.

During 2005, we:
•	repaid euro 10 million ($12.9 million when repaid) under our European revolving credit facility;
•	borrowed $47.3 million and repaid $35.8 million under our U.S. credit facility; and
•	entered into additional capital leases for certain mining equipment in Norway for the equivalent of approximately $4.4 million.

During 2004, we:
•	issued an additional euro 90 million principal amount of our prior 8.875% Senior Secured Notes at 107% of par (equivalent to $130 million when issued); and
•	borrowed an aggregate of euro 90 million ($112 million when borrowed) under our European credit facility, of which we repaid euro 80 million ($100 million when repaid).

During 2004, we completely repaid our $200 million of notes payable to affiliates, principally using available cash on hand and the proceeds from the November 2004 issuance of euro 90 million principal amount of our prior 8.875% Senior Secured Notes.

During each of 2004, 2005 and 2006, we paid a quarterly dividend to our stockholders of $.25 per share for an aggregate dividend $48.9 million in each year. On February 15, 2007, our Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 9, 2007 to be paid on March 15, 2007. The declaration and payment of future dividends are discretionary, and the amount, if any, will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

Outstanding debt obligations and borrowing availability

At December 31, 2006, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($525.0 million at December 31, 2006) due in 2013;
•	$6.5 million under our U.S. revolving credit facility, which matures in September 2008; and
•	approximately $4.8 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at December 31, 2006. See Note 8 to our Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation or otherwise. None of our subsidiaries have guaranteed the Senior Secured Notes, although our subsidiary Kronos International, Inc. has pledged 65% of the common stock or other ownership interests of certain of its first-tier operating subsidiaries as collateral of the Senior Secured Notes. At December 31, 2006, our subsidiary, Kronos International, Inc., had approximately $79 million available for payment of dividends and other restricted payments as defined in the indenture for the Senior Secured Notes.

Liquidity

Our primary source of liquidity on an ongoing basis is cash flows from operating activities which is generally used to (i) fund working capital expenditures, (ii) repay any short-term indebtedness incurred for working capital purposes and (iii) provide for the payment of dividends. From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. We will also from time-to-time sell assets outside the ordinary course of business, and use the proceeds to (i) repay existing indebtedness, (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

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

At December 31, 2006, unused credit available under all of our existing credit facilities was approximately $158 million, consisting principally of $106 million under our European credit facility, $16 million under our Canadian credit facility and $36 million under our U.S. credit facility. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $53 million for major improvements and upgrades to our existing facilities during 2007, including approximately $5 million in the area of environmental protection and compliance.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 14 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and restricted marketable debt securities

At December 31, 2006, we had current cash and cash equivalents aggregating $63.3 million ($53.6 million held by non-U.S. subsidiaries). At December 31, 2006, our U.S. and non-U.S. subsidiaries had current restricted cash equivalents of $1.5 million and noncurrent restricted marketable debt securities of $2.8 million.

Related party transactions

We are party to certain transactions with related parties. See Note 13 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable us than could be obtained from unrelated parties.

Commitments and contingencies

         See Notes 9 and 14 to our Consolidated Financial Statements for a description of certain income tax examinations currently underway and certain legal proceedings.

Recent accounting pronouncements
         See Note 17 to our Consolidated Financial Statements.

Debt and Other Contractual Commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 8, 13 and 14 to our Consolidated Financial Statements. Our obligation for the purchase of TiO2 feedstock is more fully described in Note 14 to our Consolidated Financial Statements and above in “Business - raw materials.” The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2006 by the type and date of payment.

	Payment due date
Contractual commitment	2007	2008/2009	2010/2011	2012 and after	Total
	(In millions)

Indebtedness(1)	$.9	$8.3	$2.0	$525.0	$536.2

Interest payments on indebtedness	34.9	69.2	68.8	45.8	218.7

Operating leases	7.3	10.3	4.7	20.2	42.5

Fixed asset acquisitions	22.7	-	-	-	22.7

Long-term supply contracts for the purchase of TiO2 feedstock	216.0	415.0	145.0	-	776.0

Estimated tax obligations	10.6	-	-	-	10.6

	$292.4	$502.8	$220.5	$591.0	$1,606.7
_____________________________

(1) Primarily relates to Kronos International, Inc. Senior Secured Notes. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 8 to our Consolidated Financial Statements.

The timing and amount shown for our commitments related to indebtedness (principal and interest), operating leases, fixed asset acquisitions, long-term supply contracts and other are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2006, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2006 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2006, which is assumed to be paid during 2007. A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($525.0 million at December 31, 2006). Such indebtedness is denominated in euro. See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the Consolidated Financial Statements.

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on our feedstock requirements. The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts. The timing and amount shown for our commitments related to the long-term supply contracts for TiO2 feedstock is based upon our current estimate of the quantity of material that will be purchased in each time period shown, and the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause. The actual amount of material purchased, and the actual amount that would be payable by us, may vary from such estimated amounts.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed below in greater detail. The table also does not reflect any amounts that we might pay related to our asset retirement obligations as the terms and amounts of such future fundings are unknown. See Notes 10 and 17 to our Consolidated Financial Statements.

The above table also does not reflect any amounts we might pay to acquire TiO2 from our TiO2 manufacturing joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future and the joint venture’s future cost of producing such TiO2. However, the table does include amounts related to our share of the joint venture’s ore requirements necessary to produce TiO2 for us. See Item 1, “Business” and Note 6 to our Consolidated Financial Statements.

Defined benefit pension plans

We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 10 to our Consolidated Financial Statements.

We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended. Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the recognition of an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through accumulated other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.

We recognized consolidated defined benefit pension plan expense of $13.2 million in 2004, $14.1 million in 2005, and $20.4 million in 2006. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. We made contributions to all of our plans which aggregated $17.1 million in 2004, $18.6 million in 2005, and $26.8 million in 2006.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases use their own market indices. The discount rates are adjusted as of each measurement date (September 30) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of the measurement date, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2006, approximately 65%, 14%, 14% and 3% of the projected benefit obligation related to our plans in Germany, Norway, Canada and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2004 and expense in 2005	Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007

Germany	5.0%	4.0%	4.5%
Norway	5.0%	4.5%	4.8%
Canada	6.0%	5.0%	5.0%
U.S.	5.8%	5.5%	5.8%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

At December 31, 2006, approximately 52%, 19%, 18% and 7% of the plan assets related to our plans in the Germany, Norway, Canada and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. Such assumed asset mixes are summarized below:

•
In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2006 was 23% to equity managers, 48% to fixed income managers, 14% to real estate and other investments 15% (2005 - 23%, 48%, 14% and 15%, respectively).

•
In Norway, we currently have a plan asset target allocation of 14% to equity managers and 65% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8% and 4.5% to 5% and 4%, respectively. The plan asset allocation at December 31, 2006 was 13% to equity managers, 64% to fixed income managers and the remaining 23% primarily to cash and liquid investments (2005 - 16%, 62% and 22%, respectively).

•
In Canada, we currently have a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2006 was 66% to equity managers, 32% to fixed income managers and 2% to other investments (2005 - 64%, 32% and 4%, respectively).

During 2006, the plan assets in the U.S. were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 19-year history of the CMRT through December 31, 2006, the average annual rate of return has been approximately 14% (with a 17% return for 2006). At December 31, 2006 the asset mix of the CMRT was 86% in U.S. equity securities, 7% in international equity securities and 7% in cash, fixed income securities and other investments. At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 7% in international equity securities and 7% in cash, fixed income securities and other investments.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2004, 2005 and 2006 were as follows:

	2004	2005	2006

Germany	6.0%	5.5%	5.3%
Norway	6.0%	5.5%	6.5%
Canada	7.0%	7.0%	7.0%
U.S.	10.0%	10.0%	10.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2007 as we used in 2006 for purposes of determining the 2007 defined benefit pension plan expense.

To the extent that a plan’s particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For all of our plans for which the benefit formula is so calculated, we generally base the assumed expected increase in future compensation levels upon average long-term inflation rates for the applicable country.

In addition to the actuarial assumptions discussed above, the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability costs will vary based upon relative changes in foreign currency exchange rates.

A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  Under GAAP, we do not recognize all of such actuarial gains and losses in earnings currently; instead these amounts are deferred and amortized into income in the future as part of net periodic defined benefit pension cost. However, upon adoption of SFAS No. 158 effective December 31, 2006, these amounts are recognized in other comprehensive income. In addition, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

During 2006, all of our defined benefit pension plans generated a combined net actuarial gain of $8.8 million. This actuarial gain resulted primarily from the general overall increase in the assumed discount rates and the actual return on plan assets in excess of the assumed return.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2007, we expect our defined benefit pension expense will approximate $21.0 million in 2007. In comparison, we expect to be required to contribute approximately $22 million to such plans during 2007.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2006, our aggregate projected benefit obligations would have increased by approximately $19.6 million at that date, and our defined benefit pension expense would be expected to increase by approximately $2.3 million during 2007. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2007.

OPEB plans

Certain subsidiaries of ours in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. See Note 10 to the Consolidated Financial Statements. We account for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.

We recognized consolidated OPEB cost of approximately $.5 million in 2004, $.2 million in 2005 and $.8 million in 2006. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.0 million in 2004, $1.3 million in 2005 and $1.0 million in 2006. Substantially all of our accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB expense has declined, and is expected to continue to decline, gradually.

The assumed discount rates we use for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we use for our U.S. and Canadian defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2006, the expected rate of increase in future health care costs ranges from 8% in 2007, declining to 5.5% in 2009 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2007, we expect our consolidated OPEB expense will approximate $.8 million in 2007. In comparison, we expect to be required to make approximately $1 million of contributions to such plans during 2007.

We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had raised or lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2006, our projected benefit obligation would have increased by approximately $.4 million or decreased by $.4 million at that date, respectively, and our OPEB expense would be expected to increase by less than $.1 million or decrease by less than $.1 million during 2007. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligation would have increased by approximately $1.4 million at December 31, 2006, and OPEB expense would have increased by $.2 million in 2006.

Foreign operations

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2006, we had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and security prices. In the past, we have periodically entered into currency forward contracts, interest rate swaps or other types of contracts in order to manage a portion of our interest rate market risk. Otherwise, we do not generally enter into forward or option contracts to manage such market risks, nor do we enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, we were not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2005 and 2006. See Notes 1 and 16 to our Consolidated Financial Statements.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2005 and 2006, substantially all of our aggregate indebtedness was comprised of fixed-rate instruments. The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2006. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2006 using an exchange rate of 1.3208 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $4.8 million in 2006 have been excluded from the table below.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness - Euro-denominated:
Senior Secured Notes	$525.0	$512.5	6.5%	2013

Variable rate indebtedness - dollar-denominated:
U.S. Credit Facility	$6.5	$6.5	8.25%	2008

At December 31, 2005, euro-denominated fixed-rate indebtedness, consisting solely of the prior 8.875% Senior Secured Notes, aggregated $449.3 million (fair value - $463.6 million) with a weighted-average interest rate of 8.9%. Variable rate indebtedness at December 31, 2005, U.S. dollar denominated, was $11.5 million with a weighted-average interest rate of 7.0%.

Foreign currency exchange rates

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

As described above, at December 31, 2006, we had the equivalent of $525.0 million of outstanding euro-denominated indebtedness (at December 31, 2005 - the equivalent of $449.3 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $52.8 million at December 31, 2006 (at December 31, 2005 - $44.4 million).

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. During 2005 and 2006, we have not used hedge accounting for any of our contracts. At December 31, 2005, we held a series of short-term currency forward contracts, which mature at various dates through March 31, 2006, to exchange an aggregate of U.S. $7.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. These contracts were settled in 2006. We held no such currency forward contracts at December 31, 2006 and held no other significant derivative contracts at December 31, 2005 or 2006.

Other

We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in exchange rates discussed above ignores the potential effect on other variables which affect our results of operations and cash flows, such as demand for our products, sales volumes and selling prices and operating expenses. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in exchange rates were actually to occur.

The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in currency exchange rates. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by us of future events, gains or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Internal control over financial reporting

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•
Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2006. Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2006.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2006, our chief executive officer filed such annual certification with the NYSE. The 2006 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2006 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (“Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER ACTIVITY

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement. See also Note 14 to our Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by the Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedule

The Registrant

The consolidated financial statements and schedule of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

(b)  Exhibits

Included as exhibits are the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2006 will be furnished to the Commission upon request.

We will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, as adopted by the board of directors on February 19, 2004, upon request. Such requests should be directed to the attention of the Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, TX 75240.

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

3.2	Amended and Restated Bylaws of Kronos Worldwide, Inc. - incorporated by reference to Exhibit 3.2 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

4.1	Indenture governing the 6.5% Senior Secured Notes due 2013, dated as of April 11, 2006, between Kronos International, Inc. and The

Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.2
Form of certificate of Series A 6.5% Senior Secured Note due 2013 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.3
Form of certificate of Series B 6.5% Senior Secured Note due 2013 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.4
Purchase Agreement dated April 5, 2006 between Kronos International, Inc. and Deutsche Bank AG London (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.5
Registration Rights Agreement dated as of April 11, 2006 between Kronos International, Inc. and Deutsche Bank AG London (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006)

4.6
Collateral Agency Agreement, dated April 11, 2006, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.7
Security Over Shares Agreement, dated April 11, 2006, between Kronos International, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.8
Pledge of Shares (shares in Kronos Denmark ApS), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.9
Pledge Agreement (shares in Societe Industrielle du Titane S.A.), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006)

4.10
Share Pledge Agreement (shares in Kronos Titan GmbH), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

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

10.3*	Form of Kronos Worldwide, Inc. Long-Term Incentive Plan - incorporated by reference to Exhibit 10.4 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.4
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

10.5
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

10.6
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 of Kronos International, Inc.s’ Form 8-K dated June 14, 2005. Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.9 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.7
Lease Contract, dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)- incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of NL Industries, Inc. for the year ended December 31, 1985.

10.8
Contract on Supplies and Services, dated as of June 30, 1995, among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International, Inc. (English translation from German language document) - incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1995.

10.9
Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.10
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

10.13
Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.14
Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.15
Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.16
Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

10.17
Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.18
Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

10.19
TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.20
TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.21
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

10.23
Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.48 to NL Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.24*
Summary of Consulting Arrangement beginning on August 1, 2003, as amended between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004.

21.1	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification.

31.2	Certification.

32.1	Certification.
___________________________________

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Kronos Worldwide, Inc.
                    (Registrant)

                By:/s/ Harold C. Simmons
                Harold C. Simmons
                March 13, 2007
                   (Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 13, 2007	Steven L. Watson, March 13, 2007
(Chairman of the Board and Chief Executive Officer)	(Director)

/s/ George E. Poston	/s/ Glenn R. Simmons
George E. Poston, March 13, 2007	Glenn R. Simmons, March 13, 2007
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Keith R. Coogan
C. H. Moore, Jr., March 13, 2007	Keith R. Coogan, March 13, 2007
(Director)	(Director)

/s/ R. Gerald Turner	/s/ Gregory M. Swalwell
R. Gerald Turner, March 13, 2007	Gregory M. Swalwell, March 13, 2007
(Director)	(Vice President, Chief Financial Officer, Principal Financial Officer)

/s/ Tim C. Hafer
Tim C. Hafer, March 13, 2007
(Vice President, Controller, Principal Accounting Officer

KRONOS WORLDWIDE, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedule

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2005 (As adjusted);
Year ended December 31, 2006	F-4

Consolidated Statements of Income -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	F-6

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	F-7

Consolidated Statements of Stockholders' Equity -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	F-8

Consolidated Statements of Cash Flows -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	F-9

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I - Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

We have completed integrated audits of Kronos Worldwide, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and its subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for planned major maintenance expense and the manner in which it accounts for pension and other postretirement benefit obligations in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2007

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(In thousands, except per share data)

ASSETS
	2005	2006
	(As adjusted)

Current assets:
Cash and cash equivalents	$72,029	$63,268
Restricted cash	1,355	1,480
Accounts and other receivables	184,584	202,052
Receivables from affiliate	2	151
Refundable income taxes	1,053	1,566
Inventories	259,844	286,521
Prepaid expenses	4,290	5,712
Deferred income taxes	2,187	2,139

Total current assets	525,344	562,889

Other assets:
Investment in TiO2 manufacturing joint venture	115,308	113,613
Deferred income taxes	213,722	264,380
Other	25,638	18,631

Total other assets	354,668	396,624

Property and equipment:
Land	31,678	35,676
Buildings	184,800	203,165
Equipment	786,953	884,675
Mining properties	68,165	82,140
Construction in progress	13,457	17,934

	1,085,053	1,223,590
Less accumulated depreciation and amortization	666,133	761,587

Net property and equipment	418,920	462,003

	$1,298,932	$1,421,516

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2005 and 2006

(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2005	2006
	(As adjusted)

Current liabilities:
Current maturities of long-term debt	$958	$912
Accounts payable and accrued liabilities	161,645	155,197
Payable to affiliates	10,382	10,882
Income taxes	24,014	10,256
Deferred income taxes	5,553	2,210

Total current liabilities	202,552	179,457

Noncurrent liabilities:
Long-term debt	464,365	535,336
Deferred income taxes	53,383	47,312
Accrued pension cost	139,786	185,882
Accrued postretirement benefits cost	10,174	9,809
Other	16,055	15,280

Total noncurrent liabilities	683,763	793,619

Minority interest	75	41

Stockholders' equity:
Preferred stock, $.01 par value; 100 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 60,000 shares authorized; 48,950 and 48,953 shares issued	489	489
Additional paid-in capital	1,061,539	1,061,644
Retained deficit	(439,300)	(406,283)
Accumulated other comprehensive loss:
Currency translation	(114,367)	(81,379)
Defined benefit pension plans	(95,819)	(126,192)
Postretirement benefit (OPEB) plans	-	120

Total stockholders' equity	412,542	448,399

	$1,298,932	$1,421,516

Commitments and contingencies (Notes 9 and 14)

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2005 and 2006

(In thousands, except per share data)

	2004	2005	2006
	(As adjusted)

Net sales	$1,128,600	$1,196,729	$1,279,447
Cost of sales	867,432	869,168	968,915

Gross margin	261,168	327,561	310,532

Selling, general and administrative expense	145,433	150,729	158,063
Other operating income (expense):
Currency transaction gains (losses), net	(3,949)	5,235	(3,651)
Disposition of property and equipment	(1,120)	(1,506)	(1,915)
Other income	6,715	576	2,192
Corporate expense	(3,474)	(4,985)	(5,776)
Other expense	(73)	(108)	(110)

Income from operations	113,834	176,044	143,209

Other income (expense):
Trade interest income	1,212	1,181	2,332
Other interest income	961	874	1,339
Securities transaction gain	-	5,439	-
Interest expense to affiliates	(15,210)	-	-
Loss on prepayment of debt	-	-	(22,311)
Other interest expense	(37,399)	(44,686)	(43,258)

Income before income taxes and minority interest	63,398	138,852	81,311

Provision (benefit) for income taxes	(250,747)	67,389	(667)

Income before minority interest	314,145	71,463	81,978

Minority interest	53	12	9

Net income	$314,092	$71,451	$81,969

Net income per basic and diluted share	$6.42	$1.46	$1.67

Basic and diluted weighted average shares used in the calculation of net income per share	48,945	48,948	48,952

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Net income	$314,092	$71,451	$81,969

Other comprehensive income (loss), net of tax:

Defined benefit pension plans	272	(57,065)	7,169

Currency translation	45,004	(26,878)	32,988

Total other comprehensive income (loss)	45,276	(83,943)	40,157

Comprehensive income (loss)	$359,368	$(12,492)	$122,126

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2004, 2005 and 2006

(In thousands)

				Accumulated other
				comprehensive
		Additional	Retained	income (loss)
	Common	paid-in	earnings	Currency	Pension	OPEB
	stock	capital	(deficit)	translation	plans	plans	Total
			(As adjusted)	(As adjusted)			(As adjusted)

Balance at December 31, 2003:

As previously reported	$489	$1,060,157	$(729,260)	$(133,009)	$(39,026)	$-	$159,351
Change in accounting principle	-	-	2,311	516	-	-	2,827

Balance as adjusted	489	1,060,157	(726,949)	(132,493)	(39,026)	-	162,178

Net income*	-	-	314,092	-	-	-	314,092
Other comprehensive income, net of tax*	-	-	-	45,004	272	-	45,276
Issuance of common stock	-	90	-	-	-	-	90
Cash dividends declared - $1.00 per share	-	-	(48,945)	-	-	-	(48,945)
Other	-	396	-	-	-	-	396

Balance at December 31, 2004*	489	1,060,643	(461,802)	(87,489)	(38,754)	-	473,087

Net income*	-	-	71,451	-	-	-	71,451
Other comprehensive loss, net of tax*	-	-	-	(26,878)	(57,065)	-	(83,943)
Issuance of common stock	-	108	-	-	-	-	108
Cash dividends declared - $1.00 per share	-	-	(48,949)	-	-	-	(48,949)
Other	-	788	-	-	-	-	788

Balance at December 31, 2005*	489	1,061,539	(439,300)	(114,367)	(95,819)	-	412,542

Net income	-	-	81,969	-	-	-	81,969
Other comprehensive income (loss), net of tax	-	-	-	32,988	7,169	-	40,157
Issuance of common stock	-	105	-	-	-	-	105
Cash dividends declared - $1.00 per share	-	-	(48,952)	-	-	-	(48,952)
Adoption of SFAS No. 158	-	-	-	-	(37,542)	120	(37,422)

Balance at December 31, 2006	$489	$1,061,644	$(406,283)	$(81,379)	$(126,192)	$120	$448,399
* As adjusted

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash flows from operating activities:
Net income	$314,092	$71,451	$81,969
Depreciation and amortization	44,053	43,539	44,253
Loss on prepayment of debt	-	-	22,311
Call premium paid	-	-	(20,898)
Noncash interest expense	2,375	2,854	1,999
Deferred income taxes	(263,579)	26,779	(28,202)
Minority interest	53	12	9
Net loss from disposition of property and equipment	1,120	1,506	1,915
Securities transaction gain	-	(5,439)	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(2,986)	(5,250)	(893)
Other postretirement benefit plans	(151)	(1,289)	41
Distributions from TiO2 manufacturing joint venture, net	8,600	4,850	2,250
Other, net	2,858	(1,935)	(667)
Change in assets and liabilities:
Accounts and other receivable	(21,813)	(13,893)	1,800
Inventories	48,237	(47,922)	(6,102)
Prepaid expenses	(478)	(237)	(1,210)
Accounts payable and accrued liabilities	1,888	13,456	(5,866)
Income taxes	24,699	10,264	(21,496)
Accounts with affiliates	(5,771)	1,171	(1,010)
Other noncurrent assets	(1,103)	515	240
Other noncurrent liabilities	(1,089)	(2,606)	1,484

Net cash provided by operating activities	151,005	97,826	71,927

Cash flows from investing activities:
Capital expenditures	(39,295)	(43,366)	(50,936)
Purchase of interest in subsidiary	(575)	-	-
Change in restricted cash equivalents and restricted marketable debt securities, net	(70)	129	(33)
Proceeds from disposal of interest in Norwegian smelting operation	-	3,542	-
Other, net	99	37	48

Net cash used by investing activities	(39,841)	(39,658)	(50,921)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash flows from financing activities:
Indebtedness:
Borrowings	$241,648	$51,920	$772,703
Principal payments	(100,073)	(48,959)	(749,847)
Deferred financing fees	(1,989)	-	(8,890)
Dividends paid	(48,945)	(48,949)	(48,952)
Repayment of loans from affiliates	(200,000)	-	-
Other, net	609	1,214	-

Net cash used by financing activities	(108,750)	(44,774)	(34,986)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	2,414	13,394	(13,980)
Currency translation	2,500	(2,155)	5,219

	4,914	11,239	(8,761)

Balance at beginning of year	55,876	60,790	72,029

Balance at end of year	$60,790	$72,029	$63,268

Supplemental disclosures - cash paid (received) for:
Interest	$49,206	$41,309	$33,893
Income taxes	(23,657)	30,021	44,288

Inventories received as partial consideration for disposal of interest in Norwegian smelting operation	$-	$1,897	$-

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation. At December 31, 2006, (i) Valhi, Inc. (NYSE:VHI) held approximately 59% of our outstanding common stock (ii) NL Industries, Inc. (NYSE:NL) held an additional 36% of our common stock, (iii) Valhi owned approximately 83% of NL's outstanding common stock and (iv) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

Unless otherwise indicated, reference in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries, taken as a whole.

Management’s estimates. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation. The consolidated financial statements include our accounts and our majority-owned subsidiaries. We have eliminated all material intercompany accounts and balances. Minority interest relates to our 99%-owned subsidiary in France, which conducts our marketing and sales activities in that country.

Translation of foreign currencies. We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes and minority interest. We recognize currency transaction gains and losses in income currently.

Derivatives and hedging activities. We recognize derivatives as either assets or liabilities and measured at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We recognize the changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative.

Cash and cash equivalents. We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Restricted marketable debt securities. We classify marketable debt securities that have been segregated or otherwise limited in use as restricted. Restricted marketable debt securities are primarily invested in corporate debt securities, and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the our Norwegian defined benefit pension plans ($2.6 million and $2.8 million at December 31, 2005 and 2006, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Investment in TiO2 manufacturing joint venture. We account for our investment in a 50%-owned manufacturing joint venture for by the equity method.

Property and equipment and depreciation. We state property and equipment at cost. We have a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations. While we own the land and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to such mining operations. We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. We use accelerated depreciation methods for income tax purposes, as permitted. Upon sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense expenditures for maintenance, repairs and minor renewals (including planned major maintenance), while we capitalize expenditures for major improvements. See Note 17.

We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs. Capitalized interest costs were not material in 2004, 2005 or 2006.

When events or changes in circumstances indicate that assets may be impaired, we perform an evaluation to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt. We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans. Accounting and funding policies for our retirement plans are described in Note 10.

Income taxes. We and Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group"), and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 14. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net payments to Valhi of $7.7 million in 2005 and $5.0 million in 2006, and we received a net refund of $.9 million in 2004.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $707 million at December 31, 2005 and $739 million at December 31, 2006. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the “more-likely-than-not” recognition criteria.

Net sales. We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which we do not recognize sales until the product is received by the customer). We include amounts charged to customers for shipping and handling in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Inventories and cost of sales. We state inventories at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories. We remove amounts from inventories at average cost. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $70 million in 2004, $76 million in 2005 and $81 million in 2006. We expense advertising costs as incurred and these costs were $1 million in each of 2004, 2005 and 2006. We expense research, development and certain sales technical support costs as incurred and these costs approximated $8 million in 2004, $9 million in 2005 and $11 million in 2006.

Note 2 - Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (“TiO2”). Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2005, and 2006 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated, $272 million and $299 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Geographic areas
Net sales - point of origin:
Germany	$576,138	$613,081	$671,986
United States	449,351	495,538	527,721
Canada	170,309	202,077	212,778
Belgium	186,445	186,951	192,821
Norway	144,492	160,528	173,529
Eliminations	(398,135)	(461,446)	(499,388)

	$1,128,600	$1,196,729	$1,279,447

Net sales - point of destination:
Europe	$666,701	$690,884	$730,581
North America	363,510	404,926	424,133
Other	98,389	100,919	124,733

	$1,128,600	$1,196,729	$1,279,447

	December 31,
	2005	2006
	(In thousands)

Identifiable assets -
net property and equipment:
Germany	$235,932	$262,541
Norway	54,759	68,833
Belgium	57,943	63,991
Canada	67,480	63,653
Other	2,806	2,985

	$418,920	$462,003

Note 3 - Accounts and other receivables:

	December 31,
	2005	2006
	(In thousands)

Trade receivables	$170,619	$182,985
Recoverable VAT and other receivables	15,930	20,559
Allowance for doubtful accounts	(1,965)	(1,492)

	$184,584	$202,052

Note 4 - Inventories

	December 31,
	2005	2006
	(In thousands)

Raw materials	$52,343	$46,087
Work in progress	17,959	25,650
Finished products	149,900	167,663
Supplies	39,642	47,121

	$259,844	$286,521

Note 5 - Other noncurrent assets:

	December 31,
	2005	2006
	(In thousands)

Deferred financing costs, net	$8,150	$9,109
Restricted marketable debt securities	2,572	2,814
Pension asset	-	5,634
Unrecognized net pension obligation	11,916	-
Other	3,000	1,074

	$25,638	$18,631

We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans at December 31, 2006. See Note 10.

Note 6 - Investment in TiO2 manufacturing joint venture:

We own a 50% interest in Louisiana Pigment Company, L.P. (“LPC”). LPC is a manufacturing joint venture whose other 50%-owner is Tioxide Americas Inc. (“Tioxide”). Tioxide is a wholly-owned subsidiary of Huntsman Holdings LLC. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC. Each owner’s acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture’s production costs and interest expense, if any. Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold. We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions we received from LPC were $8.6 million in 2004, $4.9 million in 2005, and $2.3 million in 2006. These net distributions are stated net of contributions of $15.6 million in 2004, $10.1 million in 2005, and $11.9 million in 2006.

Summary balance sheets of LPC are shown below:

	December 31,
	2005	2006
	(In thousands)
ASSETS
Current assets	$62,878	$56,192
Property and equipment, net	200,383	192,627

	$263,261	$248,819

LIABILITIES AND PARTNERS’ EQUITY

Other liabilities, primarily current	$29,896	$18,843
Partners’ equity	233,365	229,976

	$263,261	$248,819

Summary income statements of LPC are shown below:

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Revenues and other income:
Kronos	$104,849	$109,417	$124,149
Tioxide	105,543	110,379	125,202
Interest	54	196	446

	210,446	219,992	249,797
Cost and expenses:
Cost of sales	209,983	219,576	249,330
General and administrative	463	416	467

	210,446	219,992	249,797
Net income	$-	$-	$-

On September 22, 2005, LPC temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The majority of LPC’s property damage and unabsorbed fixed costs, for periods in which normal production levels were not achieved, were covered by insurance, and insurance covered our lost profits (subject to applicable deductibles) resulting from our share of the lost production from LPC. Both we and LPC have filed claims with our insurers. We recognized income of $1.8 million related to our business interruption claim in the fourth quarter of 2006, which is included in other income on our Consolidated Statement of Income.

Note 7 - Accounts payable and accrued liabilities:

	December 31,
	2005	2006
	(In thousands)
	(As adjusted)

Accounts payable	$91,397	$88,776
Employee benefits	35,610	25,670
Accrued interest	190	7,525
Other	34,448	33,226

	$161,645	$155,197

Note 8 - Long-term debt:

	December 31,
	2005	2006
	(In thousands)

Kronos International, Inc.:
8.875% Senior Secured Notes	$449,298	$-
6.5% Senior Secured Notes	-	525,003
Revolving credit facilities:
Kronos U.S. subsidiaries	11,500	6,450
Other	4,525	4,795

	465,323	536,248
Less current maturities	958	912

	$464,365	$535,336

Senior Secured Notes - On April 11, 2006, Kronos International, Inc. (“KII”), one of our subsidiaries, issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%. These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries. Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to, another entity. At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012. In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount. In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2006, the estimated market price of the 6.5% Notes was approximately euro 970 per euro 1,000 principal amount. At December 31, 2006, the carrying amount of the Notes includes euro 2.5 million ($3.4 million) of unamortized original issue discount.

We used the proceeds from the 6.5% Notes to fund the May 2006 redemption of our 8.875% Senior Secured Notes at 104.437% of the aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We recognized a $22.3 million pre-tax interest charge in 2006 related to the prepayment of the 8.875% Notes, consisting of the call premium on the 8.875% Notes and the write-off of deferred financing costs and unamortized premium related to the notes.

Revolving credit facilities - Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in June 2008. We may denominate borrowings in euros, Norwegian kroners or U.S. dollars. Outstanding borrowings bear interest at the applicable interbank market rate plus 1.125%. We may also issue up to euro 5 million of letters of credit under the facility. The credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The credit facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries. At December 31, 2006, no amounts were outstanding under the European Credit Facility, and the equivalent of $105.6 million was available for additional borrowing by the subsidiaries.

Certain of our U.S. subsidiaries have a $50 million revolving credit facility ($6.5 million outstanding at December 31, 2006) that matures in September 2008. The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate (8.25% at December 31, 2006). The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2006, $35.6 million was available for additional borrowing under the facility.

Our Canadian subsidiary has a Cdn. $30 million revolving credit facility that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR (6.75% at December 31, 2006). The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2006, no amounts were outstanding and the equivalent of $16.1 million was available for borrowing under the facility.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if KII or any of KII’s subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of our U.S. credit facility, any outstanding borrowing under such facility may be accelerated prior to their stated maturity in the event of our bankruptcy. The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event any of these cross-default or change-of-control provisions become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

Aggregate maturities of long-term debt at December 31, 2006 are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2007	$912
2008	7,373
2009	954
2010	986
2011	1,020
2012 and thereafter	525,003

$536,248

Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2006, the restricted net assets of consolidated subsidiaries approximated $79 million. At December 31, 2006, there were no restrictions on our ability to pay dividends.

Note 9 - Income taxes:

	Years ended December 31,
	2004	2005	2006
	(As adjusted)
	(In millions)

Pre-tax income:
U.S.	$3.3	$13.0	$9.4
Non-U.S.	60.1	125.8	71.9

	$63.4	$138.8	$81.3

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$22.3	$48.6	$28.5
Non-U.S. tax rates	.2	.3	(1.6)
German tax attribute adjustment	-	17.5	(21.7)
Canadian tax rate change	-	.9	(1.1)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(.1)	.2	2.3
Change in deferred income tax valuation allowance, net	(280.7)	-	-
Nondeductible expenses	4.3	4.6	4.4
U.S. state income taxes, net	.2	4.3	1.1
Tax contingency reserve adjustment, net	(3.1)	(11.5)	(10.7)
Assessment (refund) of prior year income taxes	(2.5)	2.3	(1.4)
Other, net	8.7	.2	(.5)

	$(250.7)	$67.4	$(.7)

	Years ended December 31,
	2004	2005	2006
	(As adjusted)
	(In millions)

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$.8	$8.2	$5.5
Non-U.S.	12.1	32.4	22.0

	12.9	40.6	27.5
Deferred income taxes (benefit):
U.S. federal and state	11.4	(1.0)	.4
Non-U.S.	(275.0)	27.8	(28.6)

	(263.6)	26.8	(28.2)

	$(250.7)	$67.4	$(.7)

Comprehensive provision for income taxes allocable to:
Net income	$(250.7)	$67.4	$(.7)
Paid in capital	.2	-	-
Other comprehensive income -
Defined benefit pension liabilities	(8.3)	(33.8)	7.1
Adoption of SFAS No. 158:
Defined benefit pension liabilities	-	-	(20.0)
OPEB	-	-	.3

	$(258.8)	$33.6	$(13.3)

The components of the net deferred tax liability at December 31, 2005 and 2006, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

	December 31,
	2005		2006
	(As Adjusted)
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$2.2	$(3.4)	$2.5	$(2.4)
Property and equipment	25.6	(58.2)	19.4	(55.9)
Accrued postretirement benefits other than pension (“OPEB”) costs	3.9	-	2.9	-
Pension asset	-	(36.1)	-	(37.6)
Accrued pension cost	55.1	-	68.5	-
Other accrued liabilities and deductible differences	26.3	-	25.5	-
Other taxable differences	-	(33.5)	-	(20.3)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(3.1)	-	(4.9)
Tax loss and tax credit carryforwards	178.1	-	219.3	-
Adjusted gross deferred tax assets (liabilities)	291.2	(134.3)	338.1	(121.1)
Netting of items by tax jurisdiction	(75.3)	75.3	(71.6)	71.6
	215.9	(59.0)	266.5	(49.5)
Less net current deferred tax asset (liability)	2.2	(5.6)	2.1	(2.2)

Net noncurrent deferred tax asset (liability)	$213.7	$(53.4)	$264.4	$(47.3)

	Years ended December 31,
	2004	2005	2006
	(In millions)

Increase (decrease) in valuation allowance:
Recognition of certain deductible tax attributes for which the benefit had not previously been recognized under the “more-likely-than-not” recognition criteria	$(280.7)	$-	$-
Foreign currency translation	(3.0)	-	-
Offset to the change in gross deferred income tax assets due principally to redeterminations of certain tax attributes and implementation of certain tax planning strategies	121.0	-	-

	$(162.7)	$-	$-

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

•
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

•
The Norwegian tax authorities previously notified us of their intent to assess tax deficiencies of approximately kroner 12 million relating to the years 1998 through 2000. We objected to this proposed assessment, and in May 2006 the Norwegian tax authorities withdrew the assessment.

Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above and the resolution of our ongoing income tax audits in Germany, we recognized a $10.7 million income tax benefit in 2006 related to the total reduction in our income tax contingency reserve.

Due to the favorable resolution of certain income tax audits related to our German and Belgian operations during 2006, we recognized a net $1.4 million income tax benefit related to adjustments of prior year income taxes.

Due to the resolution of certain income tax audits in Germany, we also recognized a $21.7 million income tax benefit in 2006 primarily related to an increase in the amount of our German trade tax net operating loss carryforward. The increase resulted from a reallocation of expenses between our German units related to periods in which such units did not file on a consolidated basis for German trade tax purposes, with the net result that the amount of our German trade tax carryforward recognized by the German tax authorities has increased.

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

In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and the elimination of the federal surtax. The 2% reduction will be phased in from 2008 to 2010, and the federal surtax will be eliminated in 2008. As a result, in 2006, we recognized a $1.1 million income tax benefit related to the effect of such reduction on our previously-recorded net deferred income tax liability.

In 2005, we reached an agreement in principle with the German tax authorities regarding such tax authorities’ objection to the value assigned to certain intellectual property rights held by our operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes was reduced retroactively, resulting in a reduction in the amount of our net operating loss carryforward in Germany as well as a future reduction in the amount of amortization expense attributable to such intellectual property. As a result, we recognized a $17.5 million non-cash deferred income tax expense in the third quarter of 2005 related to such agreement. The $11.5 million tax contingency adjustment income tax benefit in 2005 relates primarily to the withdrawal of the Belgium tax authorities’ assessment related to 1999 and the Canadian tax authorities’ reduction of one of its assessments relating to 1998 and 1999.

At December 31, 2003, we had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes. These carryforwards have no expiration date. We generated these net operating loss carryforwards principally during the 1990’s when KII had a significantly higher level of outstanding indebtedness than we currently have. At December 31, 2003, we had not recognized the benefit of these carryforwards for financial reporting purposes because we concluded they did not meet the “more-likely-than-not” recognition criteria. Therefore, we had recognized a deferred income tax asset valuation allowance to completely offset the benefit of these carryforwards and our other tax attributes in Germany. During 2004, and based on all available evidence, we concluded that the benefit of these carryforwards and other German tax attributes now met the “more-likely-than-not” recognition criteria and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. The aggregate amount of the valuation allowance related to Germany that we reversed during 2004 was $280.7 million.

At December 31, 2006, we had the equivalent of $701 million and $247 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date.

Note 10 - Employee benefit plans:

Defined contribution plans. We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense approximated $.4 million in 2004 and $.6 million in each of 2005 and 2006.

Defined benefit plans. We maintain various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2006, we expect to contribute the equivalent of approximately $22 million to all of our defined benefit pension plans during 2007.

The funded status of our defined benefit pension plan, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. We use a September 30 measurement date for our defined benefit pension plan.

	Years ended December 31,
	2005	2006
	(In thousands)

Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$368,863	$429,570
Service cost	7,373	7,759
Interest cost	17,718	19,001
Participant contributions	1,526	1,503
Actuarial losses (gain)	95,342	(16,117)
Change in foreign currency exchange rates	(41,362)	39,162
Benefits paid	(19,890)	(20,729)

Benefit obligations at end of the year	$429,570	$460,149

Change in plan assets:
Fair value of plan assets at beginning of the year	$242,473	$237,973
Actual return on plan assets	18,282	14,327
Employer contributions	18,555	26,849
Participant contributions	1,526	1,503
Change in foreign currency exchange rates	(22,973)	19,869
Benefits paid	(19,890)	(20,729)

Fair value of plan assets at end of year	$237,973	$279,792

Accumulated benefit obligations (“ABO”)	$391,087	$400,298

Funded status at end of the year
Plan assets less than PBO	$(191,597)	$(180,357)
Unrecognized actuarial losses	197,255	188,468
Unrecognized prior service cost	7,441	7,415
Unrecognized net transition obligations	4,666	4,311

	$17,765	$19,837
Amounts recognized in the balance sheet:
Unrecognized net pension obligations	$11,916	$-
Pension asset	-	5,634
Accrued pension costs:
Current	(12,320)	(109)
Noncurrent	(139,786)	(185,882)
Accumulated other comprehensive loss	157,955	200,194

	$17,765	$19,837

The amounts shown in the table above for actuarial losses, prior service cost and net transition obligations at December 31, 2005 and 2006 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. However, upon adoption of SFAS No. 158, the December 31, 2006 amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income. Of the amounts included in accumulated other comprehensive income as of December 31, 2006 related to our pension plans, we expect to recognize net actuarial losses of $8 million, prior service costs of $.6 million and net transition obligations of $.5 million as a component of our net periodic pension expense during 2007.

The components of our net periodic defined benefit pension cost are presented in the table below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net periodic pension cost:
Service cost benefits	$6,758	$7,373	$7,759
Interest cost on PBO	17,403	17,718	19,001
Expected return on plan assets	(15,240)	(15,704)	(16,136)
Amortization of prior service cost	569	597	603
Amortization of net transition obligations	657	417	431
Recognized actuarial losses	3,015	3,672	8,727

	$13,162	$14,073	$20,385

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2005	2006
	(In thousands)

PBO at end of the year:
U.S. plans	$15,069	$14,335
Non-U.S. plans	414,501	445,814

	$429,570	$460,149

Fair value of plan assets at end of the year:
U.S. plans	$17,619	$19,076
Non-U.S. plans	220,354	260,716

	$237,973	$279,792

Plans for which the ABO exceeds plan assets (all non-U.S. plans):
PBO	$414,501	$445,814
ABO	376,945	361,737
Fair value of plan assets	220,354	260,716

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2005 and 2006 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

Rate	December 31,
	2005	2006

Discount rate	4.3%	4.7%
Increase in future compensation levels	2.8%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2004, 2005 and 2006 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

Rate	Years ended December 31,
	2004	2005	2006

Discount rate	5.5%	5.2%	4.3%
Increase in future compensation levels	2.8%	2.8%	2.8%
Long-term return on plan assets	7.1%	6.4%	6.1%

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. Such assumed asset mixes are summarized below:

•
In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2006 was 23% to equity managers, 48% to fixed income managers, 14% to real estate and other investments 15% (2005 - 23%, 48%, 14% and 15%, respectively).

•
In Norway, we currently have a plan asset target allocation of 14% to equity managers, 65% to fixed income managers and the remainder primarily to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4.5% and 4%, respectively. The plan asset allocation at December 31, 2006 was 13% to equity managers, 64% to fixed income managers, and the remaining 23% primarily to cash and liquid investments (2005 - 16%, 62% and 22%, respectively).

•
In Canada, we currently have a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2006 was 66% to equity managers, 32% to fixed income managers and 2% to other investments (2005 - 64%, 32% and 4%, respectively).

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

At December 31, 2005 and 2006, all of the assets attributable to U.S. plans were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

At December 31, 2006, the asset mix of the CMRT was 86% in U.S. equity securities, 7% in international equity securities and 7% in cash, fixed income securities and other investments. At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 7% in international equity securities and 7% in cash, fixed income securities and other investments.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. For the years ended December 31, 2004, 2005 and 2006, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT’s managers. During the 18-year history of the CMRT from its inception in 1987 through December 31, 2006, the average annual rate of return has been 14% (including a 36% return for 2005 and a 17% return for 2006).

We expect future benefits paid from all defined benefit pension plans are as follows:

Years ending December 31,	Amount
(In thousands)

2007	$21,293
2008	21,365
2009	18,629
2010	19,047
2011	19,547
2012 to 2016	110,600

Postretirement benefits other than pensions. In addition to providing pension benefits, we currently provide certain health care and life insurance benefits for eligible retired employees. Certain of our Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for us. In 1989 we began phasing out such benefits for active U.S. employees over a ten-year period and U.S. employees retiring after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. We fund medical claims as they are incurred, net of any contributions by the retiree.

The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. We use a December 31 measurement date for our postretirement benefit plans. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2006, the expected rate of increase in future health care costs is 7% to 8% in 2007, declining to 5.5% in 2009 and thereafter for U.S. plans and from 7% to 8% declining to 5.5% in 2010 and thereafter for Canadian plans. (At December 31, 2005, the expected rate of increase in future healthcare costs ranged from 8% to 9% in 2005 declining to 5.5% in 2009 and thereafter for U.S. plans and declining to 5% in 2008 and thereafter for Canadian plans.) If the healthcare cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.2 million (decreased by $.1 million) in 2006, and the actuarial present value of accumulated OPEB obligations at December 31, 2006 would have increased by $1.4 million (decreased by $1.1 million).

	Years ended December 31,
	2005	2006
	(In thousands)

Change in accumulated OPEB obligations:
Obligations at beginning of the year	$10,520	$11,280
Service cost	222	288
Interest cost	584	630
Actuarial losses (gains)	923	(380)
Plan amendments	-	-
Change in foreign currency exchange rates	286	(3)
Benefits paid from employer contributions	(1,255)	(1,030)

Obligations at end of the year	$11,280	$10,785

Funded status at end of the year
Benefit obligations	$(11,280)	$(10,785)
Unrecognized net actuarial losses	1,102	621
Unrecognized prior service credit	(1,211)	(1,011)

	$(11,389)	$(11,175)

Amounts recognized in the balance sheet:
Current accrued pension costs	$(1,215)	$(976)
Noncurrent accrued pension costs	(10,174)	(9,809)
Accumulated other comprehensive income	-	(390)

	$(11,389)	$(11,175)

The components of our periodic OPEB costs is presented in the table below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net periodic OPEB cost (credit):
Service cost	$232	$222	$288
Interest cost	724	584	630
Amortization of prior service credit	(638)	(639)	(200)
Recognized actuarial losses	137	72	115

	$455	$239	$833

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2005 and 2006 have not yet been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. However, upon adoption of SFAS No. 158, the December 31, 2006 amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income. Of the amounts included in accumulated other comprehensive income as of December 31, 2006 related to our OPEB plans, we expect to recognize net actuarial losses of $91,000 and prior service credit of $200,000 as a component of our net periodic pension expense during 2007.

The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2006 was 5.8% (2005 - 5.6%). Such weighted average rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

The weighted average discount rate used in determining the net periodic OPEB cost for 2006 was 5.6% (2005 - 5.7%; 2004 - 5.9%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of assumed rate of return on plan assets also does not have a material affect on the net periodic OPEB cost as there were no plan assets as of December 31, 2005 or 2006.

At December 31, 2006, the accumulated OPEB obligations for all OPEB plans was comprised of $3.8 million related to U.S. plans and $7.0 million related to our Canadian plan (2005 - $4.4 million and $6.9 million, respectively).

We expect future benefits paid from all OPEB plans are as follows:

Years ending December 31,	Amount
(In thousands)
2007	$976
2008	755
2009	730
2010	700
2011	671
2012 to 2016	2,992

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare 2003 Act”) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In 2004, we determined that benefits provided by our plan are actuarially equivalent to the Medicare Part D benefit and therefore we are eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which we accounted for prospectively from the date actuarial equivalence was determined, as permitted by and in accordance with FASB Staff Position No. 106-2, did not have a material impact on the accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

New accounting standard. We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended, and we account for our OPEB plans under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158, which further amended SFAS Nos. 87 and 106, requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through accumulated other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006. We will recognize all future changes in the funded status of these plans through comprehensive income, net of tax. These future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.  In addition, we currently use September 30 as a measurement date for our defined benefit pension plans, but under this standard we will be required to use December 31 as the measurement date. The measurement date requirement of SFAF No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select.

Adopting this standard had the following effects on our Consolidated Financial Statements as of December 31, 2006:

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
	(In thousands)

Assets:
Current deferred income tax asset	$5,157	$(3,018)	$2,139
Total current assets	565,907	(3,018)	562,889
Pension asset	-	5,634	5,634
Unrecognized net pension obligations	9,752	(9,752)	-
Noncurrent deferred income tax asset	247,104	17,276	264,380
Total other assets	383,466	13,158	396,624
Total assets	1,411,376	10,140	1,421,516

Liabilities:
Current accrued pension and OPEB costs	12,675	(11,590)	1,085
Current deferred income taxes	674	1,536	2,210
Total current liabilities	189,511	(10,054)	179,457
Noncurrent accrued pension costs	120,849	65,033	185,882
Noncurrent accrued OPEB costs	10,199	(390)	9,809
Noncurrent deferred income taxes	54,339	(7,027)	47,312
Total noncurrent liabilities	736,003	57,616	793,619

Stockholders’ equity:
Accumulated other comprehensive income - minimum pension liability	(88,650)	88,650	-
Accumulated other comprehensive income - defined benefit pension plans	-	(126,192)	(126,192)
Accumulated other comprehensive income - OPEB plans	-	120	120
Total accumulated other comprehensive income	(170,029)	(37,422)	(207,451)
Total stockholders’ equity	525,821	(37,422)	488,399
Total liabilities and stockholders’ equity	1,411,376	10,140	1,421,516

Note 11 - Other noncurrent liabilities:

	December 31,
	2005	2006
	(In thousands)

Insurance claims and expenses	$1,733	$1,942
Employee benefits	4,735	6,887
Other	9,587	6,451

	$16,055	$15,280

Note 12 - Common stock compensation and other stock transactions:

NL common stock options held by our employees. Certain of our employees have been granted nonqualified options to purchase NL common stock under the terms of certain option plans sponsored by NL. Generally, the stock options are granted at a price equal to or greater than 100% of the market price of NL's common stock at the date of grant, vest over a five-year period and expire ten years from the date of grant.

At December 31, 2006, our employees held options to purchase approximately 102,000 shares of NL common stock. These options are exercisable at various dates through 2011 and 27,100 have exercise prices ranging from $2.66 to $5.63 per share, and 74,750 have an exercise price of $11.49 per share.

At December 31, 2006, all of the outstanding options were exercisable, with an aggregate intrinsic value (defined as the excess of the market price of NL’s common stock over the exercise price) of $132,000. Of such outstanding options, 27,100 had exercise prices less than NL’s December 31, 2006 quoted market price of $10.34 per share. Outstanding options at December 31, 2006 expire at various dates through 2011.

The intrinsic value of these NL options exercised aggregated $1.8 million in 2004, $1.2 million in 2005 and $.1 million in 2006 and the related income tax benefit from such exercises was $.6 million in 2004, $.4 million in 2005, less than $50,000 in 2006.

Long-term incentive compensation plan. We have a long-term incentive compensation plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to 150,000 shares of our common stock may be issued pursuant to this plan. As of December 31, 2006, no options had been granted pursuant to this plan, and 140,000 shares were available for future grants. During each of 2005 and 2006, we awarded an aggregate of 3,500 shares of our common stock pursuant to this plan to members of our board of directors.

Other capital transactions. In December 2004 and in 2005, NL sold certain shares of our common stock in market transactions. Within six months of such sales by NL, Valhi purchased shares of our common stock in market transactions.  In settlement of any alleged short-swing profits derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Valhi remitted approximately $600,000 and $1.2 million to us during 2004 and 2005, respectively. We recorded these amounts, net of applicable income taxes, as capital contributions that increased our additional paid-in capital.

Note 13 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons. See Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2005	2006
	(In thousands)

Current receivables from affiliate:
Titanium Metals Corporation	$2	$105
Other	-	46

	$2	$151

Current payables to affiliates:
Income taxes payable to Valhi	$434	$312
NL	145	238
LPC	9,803	10,332

	$10,382	$10,882

Amounts payable to LPC are generally for the purchase of TiO2 (see Note 6). Purchases of TiO2 from LPC were $104.8 million in 2004, $109.4 million in 2005, and $124.2 million in 2006. Amounts payable to Titanium Metals Corporation and NL Industries, Inc., affiliates of Valhi, are for ordinary course of business trade items.

Prior to December 2003, we were a wholly-owned subsidiary of NL. In December 2003, immediately prior to NL's distribution of approximately 48.8% of the outstanding shares of our common stock to NL stockholders, we distributed a $200 million dividend to NL in the form of a note payable. The $200 million long-term note payable was unsecured and bore interest at 9% per annum. During 2005, we completely repaid this $200 million note payable. Interest expense on this note payable was $15.2 million in 2004.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran and NL, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The net ISA fee charged to us included in selling, general and administrative expense and corporate expense, was $4.4 million in 2004, $5.7 million in 2005, and $6.3 million in 2006.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines (including amounts paid to Valmont Insurance Company, another subsidiary of Valhi that was merged into Tall Pines in 2004) and EWI by us and our joint venture were $7.7 million in 2004, $7.0 million in 2005, $8.2 million in 2006. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2007.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. We believe the benefits, in the form of reduced premiums and broader coverage associated with the group coverage for such policies, justifies the risk associated with the potential for any uninsured loss.

Note 14 - Commitments and contingencies:

Environmental matters. Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve its environmental performance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Litigation matters.  We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Concentrations of credit risk. Sales of TiO2 accounted for approximately 90% of our sales during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 4,000 customers, with the top ten customers approximating 28% of net sales in 2006, 26% of net sales in 2005 and 25% of net sales in 2004. By volume, approximately one-half of our TiO2 sales were to Europe in each of the past three years and approximately 38% in each of 2004 and 2005, and 36% in 2006 were attributable to North America.

At December 31, 2006, consolidated cash, cash equivalents and restricted cash includes $6.3 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2005 - $2.8 million), substantially all of which were held in trust for us by a single U.S. bank. At December 31, 2006, consolidated cash, cash equivalents and restricted cash includes approximately $8.9 million on deposit at a single U.S. bank (2005 - $4.4 million).

Long-term contracts. We have long-term supply contracts that provide for our TiO2 feedstock requirements through 2010. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $776 million at December 31, 2006.

Operating leases. Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately one-third of our current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and ourselves. We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $11 million in each of 2004 and 2005 and 2006. At December 31, 2006, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In thousands)

2007	$7,280
2008	6,170
2009	4,130
2010	3,128
2011	1,540
2012 and thereafter	20,217

$42,465

Approximately $22 million of the $42.5 million aggregate future minimum rental commitments at December 31, 2006 relates to our Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2006. As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes. Contran and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, along with every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess our tax liability previously computed and paid by Valhi in accordance with the tax allocation policy.

Note 15 - Other income:

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Contract dispute settlement	$6,289	$-	$-
Business interruption insurance proceeds	-	-	1,800
Other income	426	576	392

	$6,715	$576	$2,192

We recognized a gain of $1.8 million in the fourth quarter of 2006 for business interruption insurance proceeds we received related to Hurricane Rita. See Note 6.

The Securities transaction gain in 2005, classified as nonoperating income, relates to the sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.

The contract dispute settlement relates to our settlement with a customer. As part of the settlement, the customer agreed to make payments to us through 2007 aggregating $7.3 million. The $6.3 million gain recognized in 2004 represents the present value of the future payments to be paid by the customer to us. Of such $7.3 million, $1.5 million, $1.75 million and $1.75 million was paid to us in 2004, 2005 and 2006, respectively and $2.25 million is due in 2007. At December 31, 2006 the remaining $2.25 million due to be paid to us in 2007 is included in accounts and other receivables.

Note 16 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31,		December 31,
	2005		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(As Adjusted)
	(In millions)

Cash, cash equivalents, restricted cash and noncurrent restricted marketable debt securities	$76.0	$76.0	$67.6	$67.6

Notes payable and long-term debt:
Fixed rate with market quotes -
8.875% Senior Secured Notes	$449.3	$463.6	$-	$-
6.5% Senior Secured Notes	-	-	525.0	512.5
Variable rate debt	11.5	11.5	6.5	6.5
Common stockholders’ equity	412.5	1,420.0	448.4	1,593.9

Fair value of our restricted marketable debt securities, the 6.5% Notes, the 8.875% Notes and the fair value of our common stockholders’ equity are based upon quoted market prices at each balance sheet date.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. During 2005 and 2006, we have not used hedge accounting for any of our contracts. At December 31, 2005, we held a series of short-term currency forward contracts, which matured at various dates through March 31, 2006, to exchange an aggregate of U.S. $7.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.16 per U.S. dollar. The estimated fair value of such foreign currency forward contracts was not material at December 31, 2005. We held no such currency forward contracts at December 31, 2006 and held no other significant derivative contracts at December 31, 2005 or 2006.

Note 17 - Recent accounting pronouncements:

Variable interest entities. We complied with the consolidation requirements of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended, as of March 31, 2004. We do not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require us to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to us of adopting the consolidation requirements of FIN No. 46R was not material.

Inventory Costs.  Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

Stock options. We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. We have not issued any stock options to purchase Kronos common stock. However, certain of our employees have been granted options by NL to purchase NL common stock. The number of non-vested equity awards issued by NL at December 31, 2005 was not material. Prior to the adoption of SFAS No. 123R we accounted for equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. Our affiliate NL accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded compensation expense of $2.8 million in 2004, and compensation income of $1.0 million in 2005 and $.4 million in 2006 for stock-based employee compensation. If we grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

Planned Major Maintenance Activities. In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Under FSP No. AUG AIR-1, accruing in advance for major maintenance is no longer permitted. Upon adoption of this standard, companies that previously accrued in advance for major maintenance activities are required to retroactively restate their financial statements to reflect a permitted method of expense for all periods presented. In the past we accrued in advance for planned major maintenance. We adopted this standard effective December 31, 2006. Accordingly, we have retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance (a method permitted under this standard). The effect of adopting this standard on our previously reported Consolidated Financial Statements is summarized in the tables below.

	Years ended December 31,
	2004	2005
	(In thousands, except per share amounts)

Increase (decrease) in:
Cost of sales (repairs and maintenance expense)	$1,119	$(709)
Provision for income taxes	(358)	264
Net income	(761)	445
Other comprehensive income - foreign currency	176	(129)
Total comprehensive income	(585)	316

Net income per diluted share	$(.01)	$.01

December 31, 2005
(In thousands)

Decrease in accrued maintenance costs	$3,900
Decrease in current deferred income tax asset	1,342
Decrease in retained deficit	1,995
Decrease in accumulated other comprehensive loss - foreign currency	563
Increase in total stockholders’ equity	2,558

Pension and OPEB plans. We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006. See Note 10.

       Quantifying Financial Statement Misstatements. In the third quarter of 2006 the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing their views regarding the process of quantifying financial statement misstatements.  The SAB is effective for us as of December 31, 2006.  According to SAB 108 both the “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality.  This is referred to as the “dual approach.”  For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach.  The adoption of SAB 108 did not have a material effect on our previously reported consolidated financial position or results of operations.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. The adoption of this standard is not expected to have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions.  In the second quarter of 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions, which became effective for us on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefit~~s~~ of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.   FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  Our current income tax accounting policies comply with this aspect of the new standard.  We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. In January 2007, the FASB indicated that they will issue clarifying guidance regarding certain aspects of the new standard by the end of March 2007. We are still in the process of evaluating the impact FIN 48 will have on our consolidated financial position and results of operations, and do not expect we will complete that evaluation until the FASB issues their clarifying guidance.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008, although we may apply the provisions earlier on January 1, 2007 if, among other things, we also adopt SFAS No. 157 on January 1, 2007 and elect to adopt SFAS No. 159 by April 30, 2007. We have not yet determined when we will choose to have SFAS No. 159 first become effective for us, nor have we determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard. Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

Note 18 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

Year ended December 31, 2005
Net sales	$291.9	$311.7	$292.1	$301.1
Gross margin*	85.8	93.9	76.2	71.7

Net income*	22.4	32.4	8.2	8.5
Basic and diluted earnings per common share*	$.46	$.66	$.17	$.17

Year ended December 31, 2006
Net sales	$304.3	$345.1	$331.7	$298.4
Gross margin*	75.8	80.9	76.4	77.4

Net income*	15.7	12.8	12.2	41.2
Basic and diluted earnings per common share*	$.32	$.26	$.25	$.84

* All periods presented except fourth quarter 2006 have each been adjusted from amounts previously reported due to the adoption of FSP No. AUG-AIR 1, Accounting for planned major maintenance activities in the fourth quarter 2006. See Note 17.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

As discussed in Note 17, effective December 31, 2006 we retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance in accordance with FSP No. AUG AIR-1. The adoption of the FSP had the following effect on our previously reported Gross margin, net income and earnings per common share for the periods indicated:

	Quarter Ended
Increase/(decrease)	March 31	June 30	September 30	December 31

Year ended December 31, 2005

Gross margin	$1.5	$(.7)	$.3	$(.4)
Net income	1.0	(.5)	.2	(.3)
Basic and diluted earnings per common share	$.02	$(.01)	$-	$-

Year ended December 31, 2006

Gross margin	$1.0	$(1.1)	$.9	$-
Net income	.7	(.8)	.6	-
Basic and diluted earnings per common share	$.01	$(.01)	$.01	$-

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

December 31, 2005 and 2006

(In thousands)

	2005	2006
	(As Adjsuted)

Current assets:
Cash and cash equivalents	$186	$102
Receivables from affiliates	4,661	5,326
Prepaid expenses	530	316

Total current assets	5,377	5,744

Other assets:
Notes receivable from subsidiaries	23,280	5,895
Investment in subsidiaries	580,501	657,514
Other	-	325

Total other assets	603,781	663,734

	$609,158	$669,478

Current liabilities:
Accounts payable and accrued liabilities	$113	$415
Payable to affiliates	436	312
Deferred income taxes	2	2

Total current liabilities	551	729

Noncurrent liabilities:
Notes payable to subsidiaries	192,941	215,415
Deferred income taxes	3,124	4,935

Total noncurrent liabilities	196,065	220,350

Stockholders’ equity	412,542	448,399

	$609,158	$669,478

Contingencies (Note 4)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT  (Continued)

Condensed Statements of Income

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Revenues and other income:
Equity in earnings of subsidiaries	$336,161	$77,882	$96,907
Interest income from affiliates	2,678	2,627	578
Interest and dividends	382	69	20
Other income	-	1,846	833

	339,221	82,424	98,338
Costs and expenses:
General and administrative	1,601	2,048	2,291
Intercompany interest and other	17,973	18,943	18,840
Other expense	130	-	250

	19,704	20,991	21,381

Income before income taxes	319,517	61,433	76,957

Provision (benefit) for income taxes	5,425	(10,018)	(5,012)

Net income	$314,092	$71,451	$81,969

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Cash Flows

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash flows from operating activities:
Net income	$314,092	$71,451	$81,969
Cash distributions from subsidiaries	60,000	25,500	50,136
Deferred income taxes	10,831	(4,260)	1,855
Equity in earnings of subsidiaries	(336,161)	(77,882)	(96,907)
Other, net	90	(174)	355
Net change in assets and liabilities	(4,379)	(2,525)	(4,895)

Net cash provided by operating activities	44,473	12,110	32,513

Cash flows from investing activities:
Loans to affiliates	(8,000)	-	(32,750)
Collections of loans to affiliates	7,000	27,970	49,430
Other, net	-	-	(325)

Net cash provided (used) by investing activities	(1,000)	27,970	16,355

Cash flows from financing activities:
Loans from affiliates	209,524	-	-
Repayments of loans from affiliates	(200,000)	-	-
Dividends paid	(48,945)	(48,949)	(48,952)
Capital contributions	609	1,321	-

Net cash used by financing activities:	(38,812)	(47,628)	(48,952)

Net change during the year from operating, investing and financing activities	4,661	(7,548)	(84)

Balance at beginning of year	3,073	7,734	186

Balance at end of year	$7,734	$186	$102

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Notes to Condensed Financial Information

Note 1 - Basis of presentation:

The accompanying financial statements of Kronos Worldwide, Inc. reflect our investment in a majority-owned subsidiaries on the equity method. The Consolidated Financial Statements of Kronos and its majority-owned subsidiaries (the “Company”) and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

	December 31,
	2005	2006
	(In thousands)

Current:
Receivable from:
Kronos Louisiana, Inc. (“KLA”)	$2,751	$1,756
KLA - income taxes	1,874	3,556
Kronos (US), Inc. (“KUS”)	36	14

	$4,661	$5,326
Payable to:
Valhi - income taxes	$434	$312
Other	2	-

	$436	$312

Noncurrent:
Receivable from KUS	$23,280	$5,895

Payable to KII	$192,941	$215,415

In 2004, KII loaned us an aggregate euro 163.1 million ($209.5 million at the borrowing date) instead of paying us cash dividends. Interest on both notes is payable on a quarterly basis at an annual rate of 9.25%, such interest was and is expected to be paid quarterly. The notes mature on December 31, 2010, with all principal due at that date. The notes are unsecured, contain no financial covenants and provide for default only upon our failure to pay any amount when due (subject to a short grace period). Due to the long-term investment nature of these notes, settlement of the principal balance of the notes is not contemplated within the foreseeable future. We currently expect that settlement of the principal amount of the notes will occur through a capital transaction. We recognize interest expense on such notes, which is expected to be paid quarterly, as incurred. Until such time as the notes are settled, we will recognize interest expense on the promissory notes. We have reflected the $209.5 million principal amount of these loans as a component of cash flows from financing activities in the accompanying Statements of Cash Flows.

Note 3 - Investment in subsidiaries:

	December 31,
	2005	2006
	(As adjusted)
	(In thousands)

Investment in:
KLA	$99,376	$148,468
KC	88,282	88,076
KII	392,843	420,970

	$580,501	$657,514

	2004	2005	2006
	(As adjusted)
	(In thousands)

Equity in income from continuing operations of subsidiaries:
KLA	$12,969	$19,664	$17,448
KC	(2,634)	1,458	5,020
KII	325,826	56,760	74,439

	$336,161	$77,882	$96,907

Note 4 - Contingencies:

See Note 14 to the Consolidated Financial Statements.