Form 10-Q
period 2007-03-31
KRONOS WORLDWIDE INC
filed 2007-05-03
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007
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

Number of shares of the Registrant's common stock outstanding on April 30, 2007: 48,953,049.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006; March 31, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Income (Unaudited) -
	Three months ended March 31, 2006 (As adjusted);
	Three months ended March 31, 2007	5

	Condensed Consolidated Statement of Stockholders'
	Equity and Comprehensive Income(Unaudited) -
	Three months ended March 31, 2007	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended March 31, 2006 (As adjusted);
	Three months ended March 31, 2007	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

- -

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$63.3	$54.6
Restricted cash	1.5	.9
Accounts and other receivables, net	203.8	241.6
Inventories, net	286.5	303.3
Prepaid expenses and other	5.7	7.0
Deferred income taxes	2.1	2.1

Total current assets	562.9	609.5

Other assets:
Investment in TiO2 manufacturing joint venture	113.6	112.6
Deferred income taxes	264.4	279.9
Other	18.6	18.4

Total other assets	396.6	410.9

Property and equipment:
Land	35.7	36.0
Buildings	203.2	204.8
Equipment	884.7	892.6
Mining properties	82.1	83.7
Construction in progress	17.9	22.1

	1,223.6	1,239.2
Less accumulated depreciation and amortization	761.6	779.4

Net property and equipment	462.0	459.8

Total assets	$1,421.5	$1,480.2

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	March 31, 2007
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$.9	$.9
Accounts payable and accrued liabilities	166.1	172.4
Income taxes	10.3	14.3
Deferred income taxes	2.2	1.5

Total current liabilities	179.5	189.1

Noncurrent liabilities:
Long-term debt	535.3	564.8
Deferred income taxes	47.3	47.8
Accrued pension costs	185.9	185.0
Accrued postretirement benefit (OPEB) costs	9.8	10.4
Other	15.3	31.9

Total noncurrent liabilities	793.6	839.9

Stockholders' equity:
Common stock	.5	.5
Additional paid-in capital	1,061.6	1,061.6
Retained deficit	(406.3)	(407.8)
Accumulated other comprehensive loss	(207.4)	(203.1)

Total stockholders' equity	448.4	451.2

Total liabilities and stockholders’ equity	$1,421.5	$1,480.2

Commitments and contingencies (Notes 7 and 10)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended March 31,
	2006	2007
	(As adjusted)
	(Unaudited)

Net sales	$304.3	$314.0
Cost of sales	228.5	243.6

Gross margin	75.8	70.4

Selling, general and administrative expense	37.8	39.4
Other operating expense, net	2.6	1.7

Income from operations	35.4	29.3

Other income (expense):
Interest income	.5	.6
Interest expense	(10.7)	(9.5)

Income before income taxes	25.2	20.4

Provision for income taxes	9.5	7.5

Net income	$15.7	$12.9

Cash dividend per share	$.25	$.25

Basic and diluted net income per share	$.32	$.26

Basic and diluted weighted-average shares used in the calculation of net income per share	48.9	49.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2007

(In millions)

		Additional	Retained	Accumulated other	Total
	Common stock	paid-in capital	earnings (deficit)	comprehensive income (loss)	stockholders' equity	Comprehensive income
	(Unaudited)

Balance at December 31, 2006	$.5	$1,061.6	$(406.3)	$(207.4)	$448.4	$-

Net income	-	-	12.9	-	12.9	12.9

Other comprehensive income	-	-	-	4.3	4.3	4.3

Dividends	-	-	(12.2)	-	(12.2)	-

Change in accounting - FIN No. 48	-	-	(2.2)	-	(2.2)	-

Balance at March 31, 2007	$.5	$1,061.6	$(407.8)	$(203.1)	$451.2

Comprehensive income						$17.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2006	2007
	(As adjusted)
	(Unaudited)

Cash flows from operating activities:
Net income	$15.7	$12.9
Depreciation and amortization	10.6	11.8
Deferred income taxes	.8	(.2)
Distribution from (contributions to) TiO2 manufacturing joint venture	(2.7)	1.0
Benefit plan expense less than cash funding:
Defined benefit pension plans	(1.5)	(2.0)
Other postretirement benefits	(.1)	-
Other, net	.7	2.0
Change in assets and liabilities:
Accounts and other receivables, net	(44.7)	(37.2)
Inventories	8.5	(16.0)
Prepaid expenses	(1.4)	(1.2)
Accounts payable and accrued liabilities	(6.5)	7.1
Income taxes	.2	4.6
Accounts with affiliates	2.7	(.2)
Other, net	(.2)	1.1

Net cash used in operating activities	(17.9)	(16.3)

Cash flows from investing activities:
Capital expenditures	(4.0)	(5.5)
Change in restricted cash equivalents	.4	.6

Net cash used in investing activities	(3.6)	(4.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	72.6	92.2
Principal payments	(50.0)	(67.8)
Dividends paid	(12.2)	(12.2)

Net cash provided by financing activities	10.4	12.2

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(11.1)	(9.0)
Currency translation	.8	.3
Cash and cash equivalents at beginning of period	72.0	63.3

Cash and cash equivalents at end of period	$61.7	$54.6

Supplemental disclosures - cash paid for:
Interest, net of amounts capitalized	$.1	$.6
Income taxes, net	6.1	4.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1 - Organization and basis of presentation:

Organization - We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI). At March 31, 2007, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of our common stock. Valhi owns approximately 83% of NL's outstanding common stock. Approximately 92% of Valhi's outstanding common stock is held by Contran Corporation and its subsidiaries. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007 (the “2006 Annual Report”), except as disclosed in Note 11. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31, 2006	March 31, 2007
	(In millions)

Trade receivables	$183.0	$214.2
Recoverable VAT and other receivables	20.5	26.7
Refundable income taxes	1.6	1.4
Receivable from affiliates:
Income taxes, net - Valhi	-	1.0
Other	.2	-
Allowance for doubtful accounts	(1.5)	(1.7)

Total	$203.8	$241.6

Note 3 - Inventories, net:

	December 31, 2006	March 31, 2007
	(In millions)

Raw materials	$46.1	$53.0
Work in process	25.6	16.9
Finished products	167.7	183.5
Supplies	47.1	49.9

Total	$286.5	$303.3

Note 4 - Other noncurrent assets:

	December 31, 2006	March 31, 2007
	(In millions)

Deferred financing costs, net	$9.1	$8.8
Restricted marketable debt securities	2.8	2.9
Pension asset	5.6	5.9
Other	1.1	.8

Total	$18.6	$18.4

Note 5 - Accounts payable and accrued liabilities:

	December 31, 2006	March 31, 2007
	(In millions)

Accounts payable	$88.8	$83.7
Employee benefits	25.7	22.4
Accrued interest	7.5	16.2
Payable to affiliates:
Louisiana Pigment Company, L.P.	10.4	10.5
Income taxes, net - Valhi	.3	-
Other	.2	.1
Other	33.2	39.5

Total	$166.1	$172.4

Note 6 - Long-term debt:

	December 31, 2006	March 31, 2007
	(In millions)

Kronos International, Inc. -
6.5% Senior Secured Notes	$525.0	$530.1
Revolving credit facilities:
Kronos U.S. subsidiaries	6.4	30.7
Other	4.8	4.9

Total debt	536.2	565.7
Less current maturities	.9	.9

Total long-term debt	$535.3	$564.8

Revolving credit facilities - For the three months ended March 31, 2007, we borrowed a net $24.3 million under our U.S. bank credit facility. The average interest rate on the outstanding borrowings under this facility at March 31, 2007 was 8.25%.

Note 7 - Income taxes:

	Three months ended March 31,
	2006	2007
	(As adjusted)
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$8.8	$7.1
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	.5	(.2)
Non-U.S. tax rates	(.4)	(.1)
Nondeductible expenses	1.2	.7
Adjustment of prior year income taxes, net	(.9)	-
Other, net	.3	-

Total	$9.5	$7.5

Certain of our non-U.S. tax returns are being examined and tax authorities may propose tax deficiencies including interest and penalties. We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2006	2007
	(In millions)

Service cost	$1.8	$1.9
Interest cost	4.6	5.2
Expected return on plan assets	(3.9)	(4.2)
Amortization of prior service cost	.1	.2
Amortization of net transition obligations	.1	.1
Recognized actuarial losses	2.1	2.0

Total	$4.8	$5.2

Postretirement benefits - The components of net periodic postretirement benefits other than pensions (“OPEB”) cost are presented in the table below.

	Three months ended March 31,
	2006	2007
	(In millions)

Service cost	$.1	$.1
Interest cost	.2	.2
Amortization of prior service credit	(.1)	(.1)

Total	$.2	$.2

Contributions - We expect our 2007 contributions for our pension and post retirement plans to be consistent with the amounts we disclosed in our 2006 Annual Report.

Note 9 - Other noncurrent liabilities:

	December 31, 2006	March 31, 2007
	(In millions)

Insurance claims and expenses	$1.9	$2.3
Employee benefits	6.9	6.8
Reserve for uncertain tax positions	-	16.3
Other	6.5	6.5

Total	$15.3	$31.9

Our reserve for uncertain tax positions is discussed in Note 11.

Note 10 - Commitments and contingencies:

Litigation matters - From time-to-time, we are involved in various environmental, contractual, product liability, intellectual property, employment and other claims and disputes incidental to our operations. In certain cases, we have insurance coverage for these items. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided for.

Please refer to our 2006 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 11 - Recent accounting pronouncements:

Accounting For Uncertain Tax Positions.  On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions. FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our prior income tax accounting policies had already complied with this aspect of the new standard. We are also required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they were classified under prior GAAP, to a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on unrecognized tax benefits as a component of our provision for income taxes. The amount of interest and penalties we accrued during the first quarter of 2007 was not material, and at March 31, 2007 we had an aggregate of $3.7 million accrued for interest and penalties for our uncertain tax positions.

At March 31, 2007 we had approximately $16.3 million accrued for uncertain tax positions, which did not change significantly from the January 1, 2007 accrual. Of this amount, $14.1 million was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as a reduction in our retained deficit in accordance with the transition provisions of the new standard. In addition, the benefit associated with approximately $16.2 million of our reserve for uncertain tax positions would, if recognized, affect our effective income tax rate. We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Belgium, Norway and Canada. Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Germany, 2001 for Belgium, 1996 for Norway and 2003 for Canada.

Planned Major Maintenance Activities. In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Under FSP No. AUG AIR-1, accruing in advance for major maintenance is no longer permitted. Upon adoption of this standard, companies that previously accrued in advance for major maintenance activities are required to retroactively restate their financial statements to reflect a permitted method of expense for all periods presented. In the past, we accrued in advance for planned major maintenance. We adopted this standard effective December 31, 2006. Accordingly, we have retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance (a method permitted under this standard). The effect of adopting this standard on our previously reported Consolidated Financial Statements is contained in our 2006 Annual Report.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008. We have not yet determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard. Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For the three months ended March 31, 2007, approximately one-half of our sales volumes were into European markets. We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes. In addition, we also have an estimated 15% share of North American TiO2 sales volumes. Our production facilities are located throughout Europe and North America.

We reported net income of $12.9 million, or $.26 per diluted share, in the first quarter of 2007 as compared to net income of $15.7 million, or $.32 per diluted share, in the first quarter of 2006. Our decreased net income for the first quarter 2007 compared to the first quarter of 2006 is due primarily to the effects of lower income from operations as a result of lower selling prices and higher raw material and energy costs.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact. Statements in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	Future supply and demand for our products,
•	The extent of our dependence on certain market sectors,
•	The cyclicality of our businesses,
•
Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),

•	Changes in raw material and other operating costs (such as energy costs),
•	The possibility of labor disruptions,
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
•	Competitive products and substitute products,
•	Customer and competitor strategies,
•	Potential consolidation of our competitors
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	The introduction of trade barriers,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to renew or refinance credit facilities,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•
The ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefit of which has been recognized under the more likely than not recognition criteria,

•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities),
•	Government laws and regulations and possible changes therein,
•	The ultimate resolution of pending litigation, and
•	Possible future litigation.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Results of operations

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) in various regions of the world. Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.

The factors having the most impact on our reported operating results are:

•	Our TiO2 selling prices,
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar),
•	Our TiO2 sales and production volumes, and
•	Manufacturing costs, particularly maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

Quarter ended March 31, 2006 compared to the
Quarter ended March 31, 2007 -

	Three months ended March 31,
	2006		2007
	(Dollars in millions)
	(As adjusted)

Net sales	$304.3	100%	$314.0	100%
Cost of sales	228.5	75%	243.6	78%
Gross margin	75.8	25%	70.4	22%
Other operating income and expenses, net	40.4	13%	41.1	13%
Income from operations	$35.4	12%	$29.3	9%

				%
				Change
TiO2 operating statistics:
Sales volumes*	124		125	- %
Production volumes*	127		133	5%

Percent change in net sales:
TiO2 product pricing				(3) %
TiO2 sales volumes				- %
TiO2 product mix				1%
Changes in currency exchange rates				5%

Total				3%
________________________________

* Thousands of metric tons

Net sales - Net sales increased 3% or $9.7 million compared to the first quarter of 2006 primarily due to the impact of currency exchange rates, offset somewhat by a 3% decrease in average TiO2 selling prices. We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $16 million, or 5%, compared to the same period in 2006. We expect average selling prices in the second quarter of 2007 should be lower than the average selling price in the first quarter of 2007.

Sales volumes in the first quarter of 2007 were comparable to 2006 as higher sales volumes in Europe and export markets were offset by lower sales volumes in the United States. Our sales volumes in the United States have been impacted by a decrease in demand for TiO2. We expect overall demand will continue to remain high for the remainder of the year in Europe and export markets, and somewhat weaker in the United States. Our TiO2 sales volumes in the first quarter of 2007 were a new record for us for a first quarter.

Cost of sales - Cost of sales increased $15.1 million or 7% in the first quarter of 2007 compared to 2006 primarily due to the impact of an 8% increase in utility costs (primarily energy costs), a 2% increase in raw material costs and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 78% in the first quarter of 2007 compared to 75% in the first quarter of 2006 as the unfavorable effects of higher operating costs and lower average TiO2 selling prices more than offset the favorable effect of higher TiO2 production volumes. TiO2 production volumes increased 5% in the first quarter of 2007 compared to the same period in 2006. We continued to gain operational efficiencies at our existing TiO2 facilities by enhancing our processes and debottlenecking production to meet long-term demand. Our operating rates were near full capacity in both periods, and our TiO2 production volumes in the first quarter of 2007 were also a new record for us for a first quarter.

Through our debottlenecking program, we have added capacity to our German chloride-process facility, and equipment upgrades and enhancements in several locations have allowed us to reduce downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. We believe our annual attainable TiO2 production capacity for 2007 is approximately 525,000 metric tons, with some additional capacity expected to be available in 2008 through our continued debottlenecking efforts.

Income from operations - Income from operations for the first quarter of 2007 declined by 17% to $29.3 million compared to the same period in 2006. Income from operations as a percentage of net sales declined to 9% in the first quarter of 2007 from 12% in the same period for 2006. This decrease is driven by the decline in gross margin, which fell to 22% for the first quarter of 2007 compared to 25% for the first quarter of 2006. While our sales and production volumes are higher in 2007, our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily energy costs and raw materials). Changes in currency rates have positively affected our gross margin and income from operations. We estimate the positive effect of changes in foreign currency exchange rates increased income from operations by approximately $3 million in the first quarter of 2007 as compared to the same period in 2006.

Interest expense - Interest expense decreased $1.2 million from $10.7 million in the first quarter of 2006 to $9.5 million in the first quarter of 2007 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006. Excluding the effect of currency exchange rates, we expect interest expense will be lower in second quarter of 2007 as compared to the second quarter of 2006.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes - Our provision for income taxes was $7.5 million in the first quarter of 2007 compared to $9.5 million in the same period last year.  See Note 7 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our foreign operations’ sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and income from operations in 2007 as compared to 2006.

Three months ended March 31, 2007 vs. 2006
Increase in millions
Impact on:
Net sales	$16
Income from operations	$3

Outlook

We expect income from operations for the remainder of 2007 will be lower than 2006. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash used in operating activities was $16.3 million in the first three months of 2007 compared to $17.9 million in the first three months of 2006. This $1.6 million decrease in the amount of cash used was due primarily to the net effects of the following items:
•	Lower income from operations in 2007 of $6.1 million;
•	Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $1.2 million in 2007 due primarily to relative changes in our inventory levels, as discussed below;
•
Higher net distributions from our TiO2 joint venture in 2007 of $3.7 million, due in part to the joint venture’s previously-reported receipt of certain business insurance proceeds related to Hurricane Rita; and

•	Lower cash paid for income taxes in 2007 of $1.3 million.

Changes in working capital were affected by accounts receivable and inventory changes. Our average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 69 days at March 31, 2007 due to the timing of collection on higher accounts receivable balances at the end of March. For comparative purposes, our average DSO increased from 55 days at December 31, 2005 to 68 days at March 31, 2006. Our average days sales in inventory (“DSI”) stayed constant at 68 days at December 31, 2006 and at March 31, 2007, as our TiO2 sales volumes in the first three months of 2007 exceeded our TiO2 sales volumes for the three months ended December 31, 2006, offset by the impact of our increasing costs. For comparative purposes, our TiO2 production volumes were higher than our TiO2 sales volumes in the first three months of 2006, and our average DSI increased to 60 days at March 31, 2006 from 59 days at December 31, 2005.

Investing activities

Our capital expenditures of $4.0 million and $5.5 million in the three months ended March 31, 2006 and 2007, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

During the three months ended March 31, 2007, we had net borrowings of $24.3 million under our U.S. credit facility.

In each of the three months ended March 31, 2006 and 2007, we paid a quarterly dividend to stockholders of $.25 per share for an aggregate dividend $12.2 million in each three-month period.

Outstanding debt obligations

At March 31, 2007, our consolidated debt was comprised principally of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($530.1 million at March 31, 2007) due in 2013;
•	$30.7 million under our U.S. revolving credit facility which matures in September 2008; and
•	Approximately $4.9 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at March 31, 2007. See Note 6 to the Condensed Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation or otherwise. None of our subsidiaries have guaranteed the Senior Secured Notes, although Kronos International, Inc. (“KII”) has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral of the Senior Secured Notes.

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

At March 31, 2007, unused credit available under all of our existing credit facilities was approximately $139 million. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $53 million for major improvements and upgrades to our existing facilities during 2007, including the $5.5 million we have spent through March 31, 2007.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2006 Annual Report.

Commitments and contingencies

See Notes 7 and 10 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report. There have been no material changes in these market risks during the first three months of 2007.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. To manage our exchange rate risk, at March 31, 2007 we held a series of contracts, with expiration dates ranging from April to December 2007, to exchange an aggregate of U.S. $45.0 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.163 to Cdn. $1.171 per U.S. dollar. At March 31, 2007, the actual exchange rate was Cdn. $1.153 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2007 is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Internal control over financial reporting

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by Exchange Act 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of our equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to our equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 10 of the Condensed Consolidated Financial Statements and to the 2006 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2006 Annual report. There have been no material changes to such risk factors during the three months ended March 31, 2007.

Item 6. Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Kronos Worldwide, Inc.
                                  (Registrant)

Date May 3, 2007	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date May 3, 2007	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)