Form 10-Q
period 2007-06-30
KRONOS WORLDWIDE INC
filed 2007-08-06
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007
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

Number of shares of the Registrant's common stock outstanding on July 31, 2007: 48,956,549.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006; June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and six months ended June 30, 2006 (As adjusted);
	Three and six months ended June 30, 2007	5

	Condensed Consolidated Statement of Stockholders'
	Equity and Comprehensive Income (Unaudited) –
	Six months ended June 30, 2007	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended June 30, 2006 (As adjusted);
	Six months ended June 30, 2007	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	26

Items 2, 3 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$63.3	$40.9
Restricted cash	1.5	1.3
Accounts and other receivables, net	203.8	262.6
Inventories, net	286.5	294.7
Prepaid expenses and other	5.7	8.4
Deferred income taxes	2.1	1.8

Total current assets	562.9	609.7

Other assets:
Investment in TiO2 manufacturing joint venture	113.6	115.0
Deferred income taxes	264.4	273.3
Other	18.6	18.3

Total other assets	396.6	406.6

Property and equipment:
Land	35.7	36.5
Buildings	203.2	210.8
Equipment	884.7	914.2
Mining properties	82.1	86.3
Construction in progress	17.9	32.5

	1,223.6	1,280.3
Less accumulated depreciation and amortization	761.6	810.9

Net property and equipment	462.0	469.4

Total assets	$1,421.5	$1,485.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	June 30, 2007
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$.9	$.9
Accounts payable and accrued liabilities	166.1	173.0
Income taxes	10.3	17.5
Deferred income taxes	2.2	1.7

Total current liabilities	179.5	193.1

Noncurrent liabilities:
Long-term debt	535.3	564.0
Deferred income taxes	47.3	48.2
Accrued pension costs	185.9	186.2
Accrued postretirement benefit (OPEB) costs	9.8	11.1
Other	15.3	31.4

Total noncurrent liabilities	793.6	840.9

Stockholders' equity:
Common stock	.5	.5
Additional paid-in capital	1,061.6	1,061.7
Retained deficit	(406.3)	(420.1)
Accumulated other comprehensive loss	(207.4)	(190.4)

Total stockholders' equity	448.4	451.7

Total liabilities and stockholders’ equity	$1,421.5	$1,485.7

Commitments and contingencies (Notes 7 and 10)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(As adjusted)		(As adjusted)
	(Unaudited)

Net sales	$345.1	$342.6	$649.4	$656.6
Cost of sales	264.2	279.0	492.7	522.6

Gross margin	80.9	63.6	156.7	134.0

Selling, general and administrative expense	41.3	40.7	79.1	80.1
Other operating income (expense), net	(4.0)	.7	(6.6)	(1.0)

Income from operations	35.6	23.6	71.0	52.9

Other income (expense):
Interest income	1.4	.4	1.9	1.0
Loss on prepayment of debt	(22.3)	-	(22.3)	-
Interest expense	(13.1)	(9.8)	(23.8)	(19.3)

Income before income taxes	1.6	14.2	26.8	34.6

Provision for income taxes (benefit)	(11.2)	14.2	(1.7)	21.7

Net income	$12.8	$-	$28.5	$12.9

Cash dividends per share	$.25	$.25	$.50	$.50

Basic and diluted net income per share	$.26	$-	$.58	$.26

Basic and diluted weighted-average shares used in the calculation of net income per share	48.9	49.0	48.9	49.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2007

(In millions)

		Additional	Retained	Accumulated other	Total
	Common stock	paid-in capital	earnings (deficit)	comprehensive income (loss)	stockholders' equity	Comprehensive income
	(Unaudited)

Balance at December 31, 2006	$.5	$1,061.6	$(406.3)	$(207.4)	$448.4

Net income	-	-	12.9	-	12.9	$12.9

Other comprehensive income	-	-	-	17.0	17.0	17.0

Dividends	-	-	(24.5)	-	(24.5)	-

Issuance of common stock	-	.1	-	-	.1	-

Change in accounting – FIN No. 48	-	-	(2.2)	-	(2.2)	-

Balance at June 30, 2007	$.5	$1,061.7	$(420.1)	$(190.4)	$451.7

Comprehensive income						$29.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
	Six months ended June 30,
	2006	2007
	(As adjusted)
	(Unaudited)
Cash flows from operating activities:
Net income	$28.5	$12.9
Depreciation and amortization	21.8	24.0
Loss on prepayment of debt	22.3	-
Call premium paid on prepayment of debt	(20.9)	-
Deferred income taxes	(9.1)	8.4
Contributions to TiO2 manufacturing joint venture	(.2)	(1.4)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(.3)	(.1)
Other postretirement benefits	(.2)	.1
Other, net	1.6	2.4
Change in assets and liabilities:
Accounts and other receivables, net	(54.9)	(51.8)
Inventories	17.5	(.1)
Prepaid expenses	(1.0)	(2.4)
Accounts payable and accrued liabilities	(5.0)	2.9
Income taxes	(20.9)	7.1
Accounts with affiliates	.9	(1.4)
Other, net	1.0	(.7)

Net cash used in operating activities	(18.9)	(.1)

Cash flows from investing activities:
Capital expenditures	(13.4)	(16.6)
Change in restricted cash equivalents	.2	.3

Net cash used in investing activities	(13.2)	(16.3)

Cash flows from financing activities:
Indebtedness:
Borrowings	649.2	177.6
Principal payments	(596.2)	(159.7)
Deferred financing costs paid	(8.8)	-
Dividends paid	(24.5)	(24.5)
Other, net	.1	-

Net cash provided by (used in) financing activities	19.8	(6.6)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(12.3)	(23.0)
Currency translation	1.7	.6
Cash and cash equivalents at beginning of period	72.0	63.3

Cash and cash equivalents at end of period	$61.4	$40.9

Supplemental disclosures - cash paid for:
Interest, net of amounts capitalized	$15.2	$18.5
Income taxes, net	28.4	8.3

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1 -                           Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI).  At June 30, 2007, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of our common stock. Valhi owns approximately 83% of NL's outstanding common stock. Approximately 93% of Valhi's outstanding common stock is held by Contran Corporation and its subsidiaries.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation– The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007 (the “2006 Annual Report”), except as disclosed in Note 11.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2006	June 30, 2007
	(In millions)

Trade receivables	$183.0	$236.8
Recoverable VAT and other receivables	20.5	24.3
Refundable income taxes	1.6	1.4
Receivable from affiliates:
Income taxes, net - Valhi	-	1.7
Other	.2	-
Allowance for doubtful accounts	(1.5)	(1.6)

Total	$203.8	$262.6

Note 3 - Inventories, net:

	December 31, 2006	June 30, 2007
	(In millions)

Raw materials	$46.1	$57.5
Work in process	25.6	13.1
Finished products	167.7	171.4
Supplies	47.1	52.7

Total	$286.5	$294.7

Note 4 - Other noncurrent assets:

	December 31, 2006	June 30, 2007
	(In millions)

Deferred financing costs, net	$9.1	$8.4
Pension asset	5.6	6.2
Restricted marketable debt securities	2.8	2.9
Other	1.1	.8

Total	$18.6	$18.3

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2006	June 30, 2007
	(In millions)

Accounts payable	$88.8	$87.1
Employee benefits	25.7	21.5
Accrued interest	7.5	7.5
Payable to affiliates:
Louisiana Pigment Company, L.P.	10.4	10.6
Income taxes, net - Valhi	.3	-
Other	.2	.1
Other	33.2	46.2

Total	$166.1	$173.0

Note 6 - Long-term debt:

	December 31, 2006	June 30, 2007
	(In millions)

Kronos International, Inc. -
6.5% Senior Secured Notes	$525.0	$535.6
Revolving credit facilities:
Kronos U.S. subsidiaries	6.4	24.3
Other	4.8	5.0

Total debt	536.2	564.9
Less current maturities	.9	.9

Total long-term debt	$535.3	$564.0

Revolving credit facilities - We borrowed a net $17.9 million under our U.S. bank credit facility during the first six months of 2007.  The average interest rate on the outstanding borrowings under this facility at June 30, 2007 was 8.25%.

Note 7 - Income taxes:

	Six months ended June 30,
	2006	2007
	(In millions)

Expected tax expense, at U.S. Federal statutory income tax rate of 35%	$9.4	$12.1
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	.4	(.2)
Non-U.S. tax rates	(.7)	(.2)
Nondeductible expenses	1.4	1.3
Resolution of prior year income tax issues, net	(2.0)	-
U.S. state income tax expense, net	.4	.3
Contingency reserve adjustment, net	(9.5)	-
Canadian tax rate change	(1.1)	-
German tax attribute adjustment	-	8.7
Other, net	-	(.3)

Total	$(1.7)	$21.7

Following a European Union Court of Justice decision and subsequent proceedings which concluded in the second quarter of 2007 that we believe may favorably impact us, we initiated a new tax planning strategy. If we are successful, we would generate a substantial cash tax benefit in the form of refunds of income taxes we have previously paid in Europe which we currently do not expect would affect our future earnings when received.  It may be a number of years before we know if our implementation of this tax planning strategy will be successful, and accordingly we have not currently recognized any refundable income taxes that we might ultimately receive.  Partially as a result of and consistent with our initiation of this tax planning strategy, in the second quarter of 2007 we amended prior-year income tax returns in Germany.  As a consequence of amending our tax returns, our German corporate and trade tax net operating loss carryforwards were reduced by an aggregate of euro 13.4 million and euro 22.6 million, respectively, and, accordingly, we recognized an $8.7 million provision for deferred income taxes in the second quarter of 2007 related to the adjustment of our German tax attributes.

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

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we estimate we will report a decrease in our net deferred tax asset in Germany of approximately $89 million in the third quarter of 2007.  This decrease will be reported as a component of our income tax expense.

Note 8 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$2.1	$2.0	$3.9	$3.9
Interest cost	4.7	5.3	9.3	10.5
Expected return on plan assets	(4.0)	(4.2)	(7.9)	(8.4)
Amortization of prior service cost	.1	.1	.2	.3
Amortization of net transition obligations	.2	.1	.3	.2
Recognized actuarial losses	2.1	2.1	4.2	4.1

Total	$5.2	$5.4	$10.0	$10.6

Postretirement benefits - The components of net periodic postretirement benefits other than pensions (“OPEB”) cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$.1	$.1	$.1	$.2
Interest cost	.2	.1	.3	.3
Amortization of prior service credit	(.1)	-	(.1)	(.1)
Recognized actuarial losses	-	-	.1	-

Total	$.2	$.2	$.4	$.4

Contributions – We expect our 2007 contributions for our pension and post retirement plans to be consistent with the amounts we disclosed in our 2006 Annual Report.

Note 9 – Other noncurrent liabilities:

	December 31, 2006	June 30, 2007
	(In millions)

Reserve for uncertain tax positions	$-	$16.7
Employee benefits	6.9	6.9
Insurance claims and expenses	1.9	1.2
Other	6.5	6.6

Total	$15.3	$31.4

Our reserve for uncertain tax positions is discussed in Note 11.

Note 10 – Commitments and contingencies:

Litigation matters – From time-to-time, we are involved in various environmental, contractual, product liability, intellectual property, employment and other claims and disputes incidental to our operations.  In certain cases, we have insurance coverage for these items.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided for.

Please refer to our 2006 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 11 – Recent accounting pronouncements:

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

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during the first half of 2007 was not material, and at June 30, 2007 we had an aggregate of $3.8 million accrued for interest and penalties for our uncertain tax positions.

At June 30, 2007 we had approximately $16.7 million accrued for uncertain tax positions, which increased by approximately $.4 million during the first six months of 2007 primarily due to the effects of changes in foreign currency exchange rates.  Of the $16.3 million reserve we had recognized at January 1, 2007, $14.1 million was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as a reduction in our retained deficit in accordance with the transition provisions of the new standard.  In addition, the benefit associated with approximately $16.7 million of our reserve for uncertain tax positions at June 30, 2007 would, if recognized, affect our effective income tax rate.  We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Belgium, Norway and Canada.  Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Germany and Canada, 2001 for Belgium and 1996 for Norway.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the six months ended June 30, 2007, approximately one-half of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes.  In addition, we also have an estimated 15% share of North American TiO2 sales volumes.  Our production facilities are located throughout Europe and North America.

We reported break-even operations in the second quarter of 2007 as compared to net income of $12.8 million, or $.26 per diluted share, in the second quarter of 2006.  For the first six months of 2007, we reported net income of $12.9 million, or $.26 per diluted share, compared to net income of $28.5 million, or $.58 per diluted share, in the first six months of 2006.  Our diluted earnings per share declined from the 2006 periods to the 2007 periods primarily due to the net effects of lower income from operations in 2007, a charge from the redemption of our 8.875% Senior Secured Notes in 2006, certain income tax benefits we recognized in 2006 and a charge associated with the adjustment of certain German income tax attributes in 2007.

Our net income for the first six months of 2007 includes a second quarter charge or $.18 per diluted share related to the adjustment of certain German income tax attributes.  Our net income in the first six months of 2006 includes (1) a second quarter charge related to the prepayment of our 8.875% Senior Secured Notes of $.30 per diluted share and (2) an aggregate income tax benefit of $.26 per diluted share ($.24 per diluted share for the second quarter of 2006) related to the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate.

We expect to report a net loss for 2007 due primarily to the effect of a reduction in the enacted German income tax rates, as further discussed below.

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

Our key performance indicators are our TiO2 average selling prices, and our levels of TiO2 sales and production volumes.

Quarter ended June 30, 2007 compared to the
Quarter ended June 30, 2006 -

	Three months ended June 30,
	2006			2007
	(Dollars in millions)
	(As adjusted)

Net sales	$345.1	100%	%	$342.6	100%
Cost of sales	264.2	77%	%	279.0	81%
Gross margin	80.9	23%	%	63.6	19%
Other operating expenses, net	45.3	13%	%	40.0	12%
Income from operations	$35.6	10%	%	$23.6	7%

					%
					Change
TiO2 operating statistics:
Sales volumes*	139			137	(2)%
Production volumes*	130			128	(2)%

Percent change in net sales:
TiO2 product pricing					(4)%
TiO2 sales volumes					(2)%
TiO2 product mix					1%
Changes in currency exchange rates					4%

Total					(1)%
________________________________

* Thousands of metric tons

Net sales – Net sales decreased 1% or $2.5 million compared to the second quarter of 2006 primarily due to a 4% decrease in average TiO2 selling prices and a 2% decrease in sales volumes, offset somewhat by the favorable effect of changes in currency exchange rates.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $15 million, or 4%, compared to the same period in 2006.  We expect average selling prices in the second half of 2007 to be lower than the average selling prices in the first half of 2007.

Sales volumes in the second quarter of 2007 were 2% lower compared to 2006 due to lower sales volumes in North America, partially offset by higher volumes in Europe and export markets.  Our sales volumes in North America have been impacted by a decrease in demand for TiO2.  We expect overall demand will continue to remain high for the remainder of the year in Europe and export markets, and will be somewhat weaker in North America.

Cost of sales - Cost of sales increased $14.8 million or 6% in the second quarter of 2007 compared to 2006 due to lower production volumes, a slight increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 81% in the second quarter of 2007 compared to 77% in the second quarter of 2006 due to the unfavorable effects of lower average TiO2 selling prices and production volumes.  TiO2 production volumes decreased 2% in the second quarter of 2007 compared to the same period in 2006.

Income from operations – Income from operations for the second quarter of 2007 declined by 34% to $23.6 million compared to the same period in 2006.   Income from operations as a percentage of net sales declined to 7% in the second quarter of 2007 from 10% in the same period for 2006.  This decrease is driven by the decline in gross margin, which fell to 19% for the second quarter of 2007 compared to 23% for the second quarter of 2006.  Our gross margin has decreased as pricing has not improved to offset the negative impact of lower sales and production volumes.  Changes in currency rates have positively affected our gross margin and income from operations.  We estimate the positive effect of changes in foreign currency exchange rates increased income from operations by approximately $4 million in the second quarter of 2007 as compared to the same period in 2006.

Other non-operating income (expense) – Interest expense decreased $3.3 million from $13.1 million in the second quarter of 2006 to $9.8 million in the second quarter of 2007 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006.  Excluding the effect of currency exchange rates, we expect interest expense in the second half of 2007 to be consistent with the first half.

In April 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes.  We recognized a $22.3 million pre-tax interest charge ($14.5 million net of income tax benefit) in the second quarter of 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes (benefit) – Our provision for income taxes was $14.2 million in the second quarter of 2007 compared to a benefit of $11.2 million in the same period last year.  Our provision for income taxes in the second quarter of 2007 includes an $8.7 million charge related to the adjustment of certain German income tax attributes.  See Note 7 to our Condensed Consolidated Financial Statements.  The income tax benefit in 2006 is primarily due to a $9.5 million reduction in our income tax contingency reserves related to favorable developments with income tax audits for our Belgian and Norwegian operations, a $1 million benefit associated with favorable developments with certain income tax issues related to our Belgian and German operations and a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.  See Note 7 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense (benefit).

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change for us is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we estimate we will report a decrease in our net deferred tax asset in Germany of approximately $89 million in the third quarter of 2007.  This decrease will be reported as a component of our income tax expense.

Six months ended June 30, 2007 compared to the
six months ended June 30, 2006 -

	Six months ended June 30,
	2006		2007
	(Dollars in millions)
	(As adjusted)

Net sales	$649.4	100%	$656.6	100%
Cost of sales	492.7	76%	522.6	80%
Gross margin	156.7	24%	134.0	20%
Other operating expenses, net	85.7	13%	81.1	12%
Income from operations	$71.0	11%	$52.9	8%

				%
				Change
Ti02 operating statistics:
Sales volumes*	264		262	(1)%
Production volumes*	257		261	2%

Percent change in net sales:
TiO2 product pricing				(3)%
TiO2 sales volumes				(1)%
TiO2 product mix				- %
Changes in currency exchange rates				5%

Total				1%
_________________________________

* Thousands of metric tons

Net sales – Net sales increased 1% or $7.2 million compared to the six months ended June 30, 2006 as the favorable effect of changes in currency exchange rates more than offset the unfavorable impact of a 3% decrease in average prices and a 1% decrease in sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $31 million, or 5%, compared to the same period in 2006.

Our 1% decrease in sales volumes in the six months ended June 30, 2007 is primarily due to the net effect of higher sales volumes in Europe and export markets and lower volumes in North America.

Cost of sales - Cost of sales increased $29.9 million or 6% in the six months ended June 30, 2007, compared to the same period in 2006, due to the net effect of a 2% increase in utility costs (primarily energy costs), a 1% increase in raw material costs, higher production volumes and currency fluctuations (primarily the euro).  The cost of sales percentage of net sales increased to 80% in the six months ended June 30, 2007, compared to 76% in the same period of 2006 as the unfavorable effect of higher raw material and other operating costs (including energy costs) and lower average selling prices more than offset the favorable effect of higher production volumes.  TiO2 production volumes increased 2% in the first six months of 2007 compared to the same period in 2006, and our operating rates were near full capacity in both periods. Production volumes were a record for the first six months of 2007.

Income from operations – Income from operations for the six months ended June 30, 2007 declined by 25% to $52.9 million compared to the same period in 2006; the income from operations as a percentage of net sales declined to 8% in the six months ended June 30, 2007 from 11% in the same period for 2006.  The decline in income from operations is driven by the decline in gross margin, which fell to 20% in 2007 compared to 24% in 2006.  Our gross margin has decreased as pricing has not improved to offset the negative impact of higher raw materials and energy costs and lower sales volumes. Changes in currency rates have positively affected our gross margin and income from operations.   We estimate the favorable effect of changes in foreign currency exchange rates increased income from operations by approximately $7 million.

Other non-operating income (expense) – Interest expense decreased $4.5 from $23.8 million in the six months ended June 30, 2006 to $19.3 million in the six months ended June 30, 2007 primarily due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006.

Provision for income taxes(benefit) – Our provision for income taxes was $21.7 million in the first six months of 2007 compared to an income tax benefit of $1.7 million in the same period last year.  Our provision for income taxes in 2007 includes a second quarter $8.7 million charge related to the adjustment of certain German income tax attributes.  See Note 7 to our Condensed Consolidated Financial Statements.  The income tax benefit in 2006 is primarily due to a $9.5 million reduction in our income tax contingency reserves related to favorable developments with income tax audits for our Belgian and Norwegian operations, a $2 million benefit associated with favorable developments with certain income tax issues related to our Belgian and German operations and a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.  See Note 7 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense (benefit).

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

	Three months ended June 30, 2007 vs. 2006	Six months ended June 30, 2007 vs. 2006
	Increase, in millions
Impact on:
Net sales	$15	$31
Income from operations	4	7

Outlook

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

In addition, as discussed above we expect to report a net loss for 2007 due primarily to the effect of a reduction in the enacted German income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash used in operating activities was $.1 million in the first six months of 2007 compared to $18.9 million in the first six months of 2006.  This $18.8 million decrease in the amount of cash used was due primarily to the net effects of the following items:
•	The $20.9 million call premium we paid in 2006 when we prepaid our 8.875% Senior Secured Notes, which GAAP requires to be included in the determination of cash flows from operating activities;
•	Lower cash paid for income taxes in 2007 of $20.1 million due in part to the 2006 payment of certain income taxes associated with the settlement of prior year income tax audits;
•	Lower income from operations in 2007 of $18.1 million;
•
Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $2.9 million in 2007 due primarily to relative changes in our inventory levels, as discussed below; and

•	Higher net contributions to our TiO2 joint venture in 2007 of $1.2 million due to relative changes in their cash requirements.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 68 days at June 30, 2007 due to the timing of collection on higher accounts receivable balances at the end of June.  For comparative purposes, our average DSO increased from 55 days at December 31, 2005 to 65 days at June 30, 2006.  While our average days sales in inventory (“DSI”) decreased from 68 days at December 31, 2006 to 55 days at June 30, 2007, relative changes in inventory did not provide any operating cash flows in the first six months of 2007 due to the impact of our increasing costs and currency fluctuations.  For comparative purposes, our average DSI decreased to 50 days at June 30, 2006 from 59 days at December 31, 2005.

Investing activities

Our capital expenditures of $13.4 million and $16.6 million in the six months ended June 30, 2006 and 2007, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

During the six months ended June 30, 2007, we had net borrowings of $17.9 million under our U.S. credit facility.

In each of the six months ended June 30, 2006 and 2007, we paid a quarterly dividend to stockholders of $.25 per share for an aggregate dividend $24.5 million in each six-month period.

Outstanding debt obligations

At June 30, 2007, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($535.6 million at June 30, 2007) due in 2013;
•	$24.3 million under our U.S. revolving credit facility which matures in September 2008; and
•	Approximately $5.0 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at June 30, 2007.  See Note 6 to the Condensed Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although Kronos International, Inc. (“KII”) has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes.

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

At June 30, 2007, unused credit available under all of our existing credit facilities was approximately $146 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $53 million for major improvements and upgrades to our existing facilities during 2007, including the $16.6 million we have spent through June 30, 2007.

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

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report.  There have been no material changes in these market risks during the first six months of 2007.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  To manage our exchange rate risk, at June 30, 2007 we held a series of contracts, with expiration dates ranging from July to December 2007, to exchange an aggregate of U.S. $30.0 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.062 to Cdn. $1.065 per U.S. dollar.  At June 30, 2007, the actual exchange rate was Cdn. $1.063 per U.S. dollar.  The estimated fair value of such foreign currency forward contracts at June 30, 2007 is not significant.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Refer to Note 10 of the Condensed Consolidated Financial Statements and to the 2006 Annual Report for descriptions of certain legal proceedings.

Item 1A.                           Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2006 Annual report.  There have been no material changes to such risk factors during the six months ended June 30, 2007.

Item 4.                      Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on May 17, 2007.  Keith R. Coogan, Cecil H. Moore, Jr., George E. Poston, Glenn R. Simmons, Harold C. Simmons, R. Gerald Turner and Steven L. Watson were elected as directors, each receiving votes “For” their election from at least 98.3% of the 49.0 million common shares eligible to vote at the Annual Meeting.

Item 6.                           Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Kronos Worldwide, Inc.
                                                      (Registrant)

Date August 6, 2007	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer, (Principal Financial Officer)

Date August 6, 2007	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller, (Principal Accounting Officer)