Form 10-Q
period 2007-11-05
KRONOS WORLDWIDE INC
filed 2007-11-05
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007
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

Number of shares of the Registrant's common stock outstanding on October 31, 2007: 48,956,549.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006; September 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and nine months ended September 30, 2006 (As adjusted);
	Three and nine months ended September 30, 2007	5

	Condensed Consolidated Statement of Stockholders'
	Equity and Comprehensive Income (Loss) (Unaudited) –
	Nine months ended September 30, 2007	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2006 (As adjusted);
	Nine months ended September 30, 2007	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$63.3	$86.9
Restricted cash	1.5	1.1
Accounts and other receivables, net	203.8	267.1
Inventories, net	286.5	288.6
Prepaid expenses and other	5.7	10.5
Deferred income taxes	2.1	1.4

Total current assets	562.9	655.6

Other assets:
Investment in TiO2 manufacturing joint venture	113.6	117.5
Deferred income taxes	264.4	193.6
Other	18.6	18.9

Total other assets	396.6	330.0

Property and equipment:
Land	35.7	38.2
Buildings	203.2	223.7
Equipment	884.7	971.9
Mining properties	82.1	93.7
Construction in progress	17.9	41.0

	1,223.6	1,368.5
Less accumulated depreciation and amortization	761.6	871.1

Net property and equipment	462.0	497.4

Total assets	$1,421.5	$1,483.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	September 30, 2007
		(Unaudited)

Current liabilities:
Current maturities of long-term debt	$.9	$23.4
Accounts payable and accrued liabilities	166.1	203.6
Income taxes	10.3	21.9
Deferred income taxes	2.2	1.6

Total current liabilities	179.5	250.5

Noncurrent liabilities:
Long-term debt	535.3	568.1
Deferred income taxes	47.3	50.8
Accrued pension costs	185.9	195.1
Accrued postretirement benefit (OPEB) costs	9.8	11.7
Other	15.3	30.2

Total noncurrent liabilities	793.6	855.9

Stockholders' equity:
Common stock	.5	.5
Additional paid-in capital	1,061.6	1,061.7
Retained deficit	(406.3)	(513.5)
Accumulated other comprehensive loss	(207.4)	(172.1)

Total stockholders' equity	448.4	376.6

Total liabilities and stockholders’ equity	$1,421.5	$1,483.0

Commitments and contingencies (Notes 7 and 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(As adjusted)		(As adjusted)
	(Unaudited)

Net sales	$331.6	$343.3	$981.0	$999.9
Cost of sales	255.3	276.4	748.0	799.0

Gross margin	76.3	66.9	233.0	200.9

Selling, general and administrative expense	39.4	41.8	118.5	121.9
Other operating expense, net	(1.7)	(3.0)	(8.3)	(4.0)

Income from operations	35.2	22.1	106.2	75.0

Other income (expense):
Interest income	.8	.7	2.7	1.7
Loss on prepayment of debt	-	-	(22.3)	-
Interest expense	(9.7)	(10.0)	(33.5)	(29.3)

Income before income taxes	26.3	12.8	53.1	47.4

Provision for income taxes	14.1	94.0	12.4	115.7

Net income (loss)	$12.2	$(81.2)	$40.7	$(68.3)

Basic and diluted net income (loss) per share	$.25	$(1.66)	$.83	$(1.40)

Cash dividends per share	$.25	$.25	$.75	$.75

Basic and diluted weighted-average shares used in the calculation of net income (loss) per share	49.0	49.0	49.0	49.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2007

(In millions)

		Additional		Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	comprehensive income (loss)	stockholders' equity	Comprehensive loss
	(Unaudited)

Balance at December 31, 2006	$.5	$1,061.6	$(406.3)	$(207.4)	$448.4

Net loss	-	-	(68.3)	-	(68.3)	$(68.3)

Other comprehensive income, net	-	-	-	35.3	35.3	35.3

Dividends	-	-	(36.7)	-	(36.7)	-

Issuance of common stock	-	.1	-	-	.1	-

Change in accounting – FIN No. 48	-	-	(2.2)	-	(2.2)	-

Balance at September 30, 2007	$.5	$1,061.7	$(513.5)	$(172.1)	$376.6

Comprehensive loss						$(33.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
	Nine months ended September 30,
	2006	2007
	(As adjusted)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$40.7	$(68.3)
Depreciation and amortization	32.9	36.1
Loss on prepayment of debt	22.3	-
Call premium paid on prepayment of debt	(20.9)	-
Deferred income taxes	(7.2)	99.0
Distributions from (contributions to) to TiO2 manufacturing joint venture	.5	(3.9)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	.6	.2
Other postretirement benefits	(.4)	.1
Other, net	2.4	3.8
Change in assets and liabilities:
Accounts and other receivables, net	(44.9)	(47.5)
Inventories	28.3	21.4
Prepaid expenses	(2.8)	(4.1)
Accounts payable and accrued liabilities	5.7	25.9
Income taxes	(5.5)	10.2
Accounts with affiliates	(.1)	(2.4)
Other, net	(1.3)	(1.8)

Net cash provided by operating activities	50.3	68.7

Cash flows from investing activities:
Capital expenditures	(26.8)	(29.4)
Change in restricted cash equivalents	.5	.6
Other, net	-	.1

Net cash used in investing activities	(26.3)	(28.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	722.2	263.3
Principal payments	(686.6)	(247.3)
Deferred financing costs paid	(8.8)	-
Dividends paid	(36.7)	(36.7)
Other, net	.1	-

Net cash used in financing activities	(9.8)	(20.7)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	14.2	19.3
Currency translation	2.5	4.3
Cash and cash equivalents at beginning of period	72.0	63.3

Cash and cash equivalents at end of period	$88.7	$86.9

Supplemental disclosures - cash paid for:
Interest, net of amounts capitalized	$16.1	$19.2
Income taxes, net	25.6	10.1

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note 1 -                           Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI).  At September 30, 2007, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of our common stock. Valhi owns approximately 83% of NL's outstanding common stock. Approximately 93% of Valhi's outstanding common stock is held by Contran Corporation and its subsidiaries.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation– The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007 (the “2006 Annual Report”), except as disclosed in Note 11.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2006	September 30, 2007
	(In millions)

Trade receivables	$183.0	$238.2
Recoverable VAT and other receivables	20.5	28.0
Refundable income taxes	1.6	1.4
Receivable from affiliates:
Income taxes, net - Valhi	-	1.4
Other	.2	-
Allowance for doubtful accounts	(1.5)	(1.9)

Total	$203.8	$267.1

Note 3 - Inventories, net:

	December 31, 2006	September 30, 2007
	(In millions)

Raw materials	$46.1	$64.6
Work in process	25.6	15.4
Finished products	167.7	152.8
Supplies	47.1	55.8

Total	$286.5	$288.6

Note 4 - Other noncurrent assets:

	December 31, 2006	September 30, 2007
	(In millions)

Deferred financing costs, net	$9.1	$8.4
Pension asset	5.6	6.5
Restricted marketable debt securities	2.8	3.2
Other	1.1	.8

Total	$18.6	$18.9

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2006	September 30, 2007
	(In millions)

Accounts payable	$88.8	$98.4
Employee benefits	25.7	27.1
Accrued sales discounts and rebates	8.5	21.2
Accrued interest	7.5	17.1
Payable to affiliates:
Louisiana Pigment Company, L.P.	10.4	9.1
Income taxes, net - Valhi	.3	-
Other	.2	-
Other	24.7	30.7

Total	$166.1	$203.6

Note 6 - Long-term debt:

	December 31, 2006	September 30, 2007
	(In millions)

Kronos International, Inc. -
6.5% Senior Secured Notes	$525.0	$563.6
Revolving credit facilities -
Kronos U.S. subsidiaries	6.4	22.4
Other	4.8	5.5

Total debt	536.2	591.5
Less current maturities	.9	23.4

Total long-term debt	$535.3	$568.1

Revolving credit facilities - We borrowed a net $16.0 million under our U.S. bank credit facility during the first nine months of 2007.  The average interest rate on the outstanding borrowings under this facility at September 30, 2007 was 7.75%.

Note 7 - Income taxes:

	Nine months ended September 30,
	2006	2007
	(As adjusted)
	(In millions)

Expected tax expense, at U.S. Federal statutory income tax rate of 35%	$18.6	$16.6
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	.7	(1.2)
Non-U.S. tax rates	(1.1)	(.1)
Nondeductible expenses	2.6	2.3
U.S. state income taxes, net	.7	.4
Change in reserve for uncertain tax positions	(8.1)	(1.1)
German tax rate change	-	90.8
Canadian tax rate change	(1.1)	-
German tax attribute adjustment	-	8.7
Other, net	.1	(.7)

Total	$12.4	$115.7

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

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we are reporting a decrease in our net deferred tax asset in Germany of $90.8 million in the third quarter of 2007, which is recognized as a component of our provision for income taxes.

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

Note 8 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$1.9	$2.0	$5.8	$5.9
Interest cost	4.9	5.8	14.2	16.3
Expected return on plan assets	(4.1)	(4.3)	(12.0)	(12.7)
Amortization of prior service cost	.1	.2	.3	.5
Amortization of net transition obligations	.1	.1	.4	.3
Recognized actuarial losses	2.2	2.0	6.4	6.1

Total	$5.1	$5.8	$15.1	$16.4

Postretirement benefits - The components of net periodic postretirement benefits other than pensions (“OPEB”) cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$.1	$-	$.2	$.2
Interest cost	.2	.2	.5	.5
Amortization of prior service credit	(.1)	(.1)	(.2)	(.2)
Recognized actuarial losses	-	.1	.1	.1

Total	$.2	$.2	$.6	$.6

Contributions – We expect our 2007 contributions for our pension and postretirement plans to be consistent with the amounts we disclosed in our 2006 Annual Report.

Note 9 – Other noncurrent liabilities:

	December 31, 2006	September 30, 2007
	(In millions)

Reserve for uncertain tax positions	$-	$14.4
Employee benefits	6.9	7.4
Insurance claims and expenses	1.9	1.7
Other	6.5	6.7

Total	$15.3	$30.2

Our reserve for uncertain tax positions is discussed in Note 11.

Note 10 – Commitments and contingencies:

Litigation matters – From time-to-time, we are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our operations.  In certain cases, we have insurance coverage for these items.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals we have already provided for.

Please refer to our 2006 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 11 – Recent accounting pronouncements:

Uncertain Tax Positions.                                                                On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our prior income tax accounting policies had already complied with this aspect of the new standard.  We are also required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they were classified under prior GAAP, to a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during the first nine months of 2007 was not material, and at September 30, 2007 we had an aggregate of $3.5 million accrued for interest and penalties for our uncertain tax positions.

At September 30, 2007 we had approximately $14.8 million accrued for uncertain tax positions (including $.4 million classified in other current liabilities), which decreased by approximately $1.5 million during the first nine months of 2007 primarily due to the lapse of applicable statute of limitations.  Of the $16.3 million reserve we had recognized at January 1, 2007, $14.1 million was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as a reduction in our retained deficit in accordance with the transition provisions of the new standard.  In addition, the benefit associated with approximately $14.7 million of our reserve for uncertain tax positions at September 30, 2007 would, if recognized, affect our effective income tax rate.  We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Belgium, Norway and Canada.  Our domestic income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Germany, Belgium and Canada and 1997 for Norway.

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

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008.  We have not yet determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard.  Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

    We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the nine months ended September 30, 2007, approximately one-half of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes.  In addition, we also have an estimated 15% share of North American TiO2 sales volumes.  Our production facilities are located throughout Europe and North America.

We reported a net loss of $81.2 million, or $1.66 per diluted share, in the third quarter of 2007 as compared to net income of $12.2 million, or $.25 per diluted share, in the third quarter of 2006.  For the first nine months of 2007, we reported a net loss of $68.3 million, or $1.40 per diluted share, compared to net income of $40.7 million, or $.83 per diluted share, in the first nine months of 2006.  Our diluted earnings per share declined from the 2006 periods to the 2007 periods primarily due to the net effects of a charge resulting from the effect of the enactment of legislation reducing the German income tax rates beginning in 2008, lower income from operations in 2007, a charge from the redemption of our 8.875% Senior Secured Notes in 2006, certain income tax benefits we recognized in 2006 and a charge associated with the adjustment of certain German income tax attributes in 2007.

Our net loss for the first nine months of 2007 includes (i) a third quarter non-cash charge of $1.85 per diluted share relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in their income tax rates, (ii) a $1.1 million income tax benefit of $.02 per diluted share due to a net decrease in our income tax contingency reserves and (iii) a second quarter non-cash charge of $.18 per diluted share related to the adjustment of certain German income tax attributes.  Our net income in the first nine months of 2006 includes (i) a second quarter charge related to the prepayment of our 8.875% Senior Secured Notes of $.30 per diluted share and (ii) an aggregate income tax benefit of $.19 per diluted share (expense of $.07 per diluted share in the third quarter of 2006) related to the net effect of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate.

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

Quarter ended September 30, 2007 compared to the
Quarter ended September 30, 2006 -

	Three months ended September 30,
	2006		2007
	(Dollars in millions)
	(As adjusted)

Net sales	$331.6	100%	$343.3	100%
Cost of sales	255.3	77	276.4	81
Gross margin	76.3	23	66.9	19
Other operating expenses, net	41.1	12	44.8	13
Income from operations	$35.2	11%	$22.1	6%

				%
				Change
TiO2 operating statistics:
Sales volumes*	132		138	5%
Production volumes*	126		126	-%

Percent change in net sales:
TiO2 product pricing				(5)%
TiO2 sales volumes				5
TiO2 product mix				-
Changes in currency exchange rates				4

Total				4%
________________________________

* Thousands of metric tons

Net sales – Net sales increased 4% or $11.7 million compared to the third quarter of 2006 primarily due to a 5% increase in sales volumes and the favorable effect of changes in currency exchange rates, offset somewhat by a 5% decrease in average TiO2 selling prices.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $13 million, or 4%, compared to the same period in 2006.  We expect average selling prices in the fourth quarter of 2007 to be consistent with the average selling prices in the third quarter of 2007.

Sales volumes in the third quarter of 2007 were 5% higher compared to 2006 primarily due to higher sales volumes in North America and export markets.  Sales volumes for the third quarter of 2007 were a third quarter record.  We expect our sales volumes in the fourth quarter of 2007 to be lower than the third quarter of 2007.  We expect our sales volumes for the full year 2007 to exceed 2006.

Cost of sales - Cost of sales increased $21.1 million or 8% in the third quarter of 2007 compared to 2006 due to higher sales volumes and the effects of changes in currency exchange rates.  Cost of sales as a percentage of net sales increased to 81% in the third quarter of 2007 compared to 77% in the third quarter of 2006 due primarily to the unfavorable effects of lower average TiO2 selling prices.  TiO2 production volumes in the third quarter of 2007 were comparable to production volumes of the same period in 2006.

Income from operations – Income from operations for the third quarter of 2007 declined by 37% to $22.1 million compared to the same period in 2006.   Income from operations as a percentage of net sales declined to 6% in the third quarter of 2007 from 11% in the same period for 2006.  This decrease was driven by the decline in gross margin, which fell to 19% for the third quarter of 2007 compared to 23% for the third quarter of 2006.  Our gross margin has decreased as pricing has not improved to offset the negative impact of currency exchange rates.  This decrease was partially offset by higher sales volumes.  Changes in currency exchange rates have negatively affected our gross margin and income from operations.  We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $3 million in the third quarter of 2007 as compared to the same period in 2006.

Other non-operating income (expense) – Interest expense increased $.3 million from $9.7 million in the third quarter of 2006 to $10.0 million in the third quarter of 2007 due to increased borrowing on our U.S. line of credit and the effects of currency exchange rates (primarily the euro).  Excluding the effect of currency exchange rates, we expect interest expense in the fourth quarter of 2007 to be consistent with the third quarter of 2007.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Our provision for income taxes was $94.0 million in the third quarter of 2007 compared to a provision of $14.1 million in the same period last year.  Our provision for income taxes in the third quarter of 2007 includes a $90.8 million charge related to the reduction of our net deferred income tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates (see Note 7 to our Condensed Consolidated Financial Statements) and a $1.2 million income tax benefit due to a net decrease in our income tax contingency reserves.  Our income tax expense for the third quarter 2006 includes an aggregate provision for income taxes of $3.4 million, principally for unfavorable developments with respect to ongoing income tax audits in Germany.

Nine months ended September 30, 2007 compared to the
nine months ended September 30, 2006 -

	Nine months ended September 30,
	2006		2007
	(Dollars in millions)
	(As adjusted)

Net sales	$981.0	100%	$999.9	100%
Cost of sales	748.0	76	799.0	80
Gross margin	233.0	24	200.9	20
Other operating expenses, net	126.8	13	125.9	13
Income from operations	$106.2	11%	$75.0	7%

				%
				Change
Ti02 operating statistics:
Sales volumes*	396		400	1%
Production volumes*	383		386	1%

Percent change in net sales:
TiO2 product pricing				(4)%
TiO2 sales volumes				1
TiO2 product mix				1
Changes in currency exchange rates				4

Total				2%
_________________________________

* Thousands of metric tons

Net sales – Net sales increased 2% or $18.9 million compared to the nine months ended September 30, 2006 as the favorable effect of changes in currency exchange rates and a 1% increase in sales volumes more than offset the unfavorable impact of a 4% decrease in average prices.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $44 million, or 4%, compared to the same period in 2006.

Our 1% increase in sales volumes in the nine months ended September 30, 2007 is primarily due to the net effect of higher sales volumes in Europe and export markets and lower volumes in North America.

Cost of sales - Cost of sales increased $51 million or 7% in the nine months ended September 30, 2007, compared to the same period in 2006, due to higher sales volumes, an increase in manufacturing costs and the effects of changes in currency exchange rates.  Cost of sales as a percentage of net sales increased to 80% in the nine months ended September 30, 2007, compared to 76% in the same period of 2006 as the unfavorable effect of lower average selling prices and higher manufacturing costs more than offset the favorable effect of slightly higher production volumes.  TiO2 production volumes increased 1% in the first nine months of 2007 compared to the same period in 2006, and our operating rates were near full capacity in both periods.

Income from operations – Income from operations for the nine months ended September 30, 2007 declined by 29% to $75 million compared to the same period in 2006.  The income from operations as a percentage of net sales declined to 7% in the nine months ended September 30, 2007 from 11% in the same period for 2006.  The decline in income from operations is driven by the decline in gross margin, which fell to 20% in 2007 compared to 24% in 2006.  Our gross margin has decreased as pricing has not improved to offset the impact of higher manufacturing costs, partially offset by higher sales and production volumes.  Changes in currency exchange rates have affected our gross margin and income from operations.   We estimate the favorable effect of changes in foreign currency exchange rates increased income from operations by approximately $4 million.

Other non-operating income (expense) – Interest expense decreased $4.2 million from $33.5 million in the nine months ended September 30, 2006 to $29.3 million in the nine months ended September 30, 2007 primarily due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006.

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

Provision for income taxes – Our provision for income taxes was $115.7 million in the first nine months of 2007 compared to a provision of $12.4 million in the same period last year.  Our provision for income taxes in 2007 includes a third quarter $90.8 million charge related to the reduction of our net deferred income tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates (see Note 7 to our Condensed Consolidated Financial Statements), a third quarter $1.2 million income tax benefit due to a net decrease in the Company’s income tax contingency reserves and a second quarter $8.7 million charge related to the adjustment of certain German income tax attributes.

Our income tax expense in 2006 includes (i) an income tax benefit of $2.0 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium, (ii) a $2.0 million provision for income taxes related to the unfavorable resolution of certain income tax audit issues in Germany, (iii) an income tax benefit of $9.5 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium and Norway, (iv) a $1.4 million provision for income taxes resulting from the increase in our income tax contingency reserve related to our ongoing income tax audits, principally in Germany and (v) a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

See Note 7 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our foreign operations’ sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our net sales and income from operations in 2007 as compared to 2006.

	Three months ended September 30, 2007 vs. 2006	Nine months ended September 30, 2007 vs. 2006
	Increase (decrease), in millions

Impact on:
Net sales	$13	$44
Income from operations	(3)	4

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

We expect income from operations in the fourth quarter of 2007 will be lower than 2006.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash provided by operating activities was $68.7 million in the first nine months of 2007 compared to $50.3 million in the first nine months of 2006.  This $18.4 million increase in the amount of cash provided was due primarily to the net effects of the following items:
•	Lower income from operations in 2007 of $31.2 million;
•	The $20.9 million call premium we paid in 2006 when we prepaid our 8.875% Senior Secured Notes, which GAAP requires to be included in the determination of cash flows from operating activities;
•	Higher net contributions to our TiO2 joint venture in 2007 of $4.4 million due to relative changes in their cash requirements;
•
Lower net cash used from relative changes in our inventories, receivables, payables and accruals of $13.1 million in 2007 due primarily to relative changes in our inventory levels, as discussed below; and

•	Lower cash paid for income taxes in 2007 of $15.5 million due in part to the 2006 payment of certain income taxes associated with the settlement of prior year income tax audits.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 69 days at September 30, 2007 due to the timing of collection on higher accounts receivable balances at the end of September.  For comparative purposes, our average DSO increased from 55 days at December 31, 2005 to 65 days at September 30, 2006.  Our average days sales in inventory (“DSI”) decreased from 68 days at December 31, 2006 to 50 days at September 30, 2007, as our sales volumes exceeded our Ti02 production volumes during the period, decreasing our finished goods inventory.  For comparative purposes, our average DSI decreased to 46 days at September 30, 2006 from 59 days at December 31, 2005.

Investing activities

Our capital expenditures of $26.8 million and $29.4 million in the nine months ended September 30, 2006 and 2007, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

During the nine months ended September 30, 2007, we had net borrowings of $16 million under our U.S. credit facility.

In each of the nine months ended September 30, 2006 and 2007, we paid a quarterly dividend to stockholders of $.25 per share for an aggregate dividend $36.7 million in each nine-month period.

Outstanding debt obligations

At September 30, 2007, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($563.6 million at September 30, 2007) due in 2013;
•	$22.4 million under our U.S. revolving credit facility which matures in September 2008; and
•	Approximately $5.5 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at September 30, 2007.  We expect to obtain an extension of our U.S. revolving credit facility sometime prior to the current September 2008 maturity.  See Note 6 to the Condensed Consolidated Financial Statements.

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

At September 30, 2007, unused credit available under all of our existing credit facilities was approximately $148 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $53 million for major improvements and upgrades to our existing facilities during 2007, including the $29.4 million we have spent through September 30, 2007.

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

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report.  There have been no material changes in these market risks during the first nine months of 2007.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  To manage our exchange rate risk, at September 30, 2007 we held a series of contracts, with expiration dates ranging from October to December 2007, to exchange an aggregate of U.S. $15.0 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.163 to Cdn. $1.165 per U.S. dollar.  At September 30, 2007, the actual exchange rate was Cdn. $.996 per U.S. dollar.  The estimated fair value of such foreign currency forward contracts at September 30, 2007 is not significant.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and

•
Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2006 Annual Report for descriptions of certain legal proceedings.

Item 1A.                           Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2006 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2007.

Item 6.                           Exhibits.

      Exhibit No.

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Kronos Worldwide, Inc.              (Registrant)

Date   November 5, 2007                                                                          By /s/ Gregory M. Swalwell
            Gregory M. Swalwell
    Vice President, Finance and Chief
  Financial Officer (Principal
  Financial Officer)

Date   November 5, 2007                                                                          By /s/ Tim C. Hafer
            Tim C. Hafer
            Vice President and Controller
            (Principal Accounting Officer)