Form 10-K
period 2007-12-31
KRONOS WORLDWIDE INC
filed 2008-03-12
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2007
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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes     No  X

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer       Accelerated filer X   Non-accelerated filer     Smaller reporting company

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  X

The aggregate market value of the 2.4 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2007 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $60 million.

As of February 29, 2008, 48,956,549 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

--

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

•	Changes in raw material and other operating costs (such as energy costs)
•	The possibility of labor disruptions
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

ITEM 1.  BUSINESS

General

Kronos Worldwide, Inc. (NYSE: KRO), a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2").  We, along with our distributors and agents, sell and provide technical services for our products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America.  We believe that we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

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

We believe that we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volume.  Approximately one-half of our 2007 sales volumes was attributable to markets in Europe.  We have an estimated 15% share of North American TiO2 sales volume.  Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas in the world.  We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  It is probable that significant markets for TiO2 could emerge in Eastern Europe or the Far East as the economies in these regions develop to the point that quality-of-life products, including TiO2, experience greater demand.  In addition, China has developed into a significant market and as its economy continues to develop it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.

Sales of TiO2 were about 90% of our net sales in 2007.  The remaining 10% of net sales is made up of other product lines that are complementary to TiO2.  These other products are described as follows:

•
We own and operate an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term, and we are currently excavating a second mine located near the first mine.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of our European sulfate-process plants.  We also sell ilmenite ore to third-parties, some of whom are our competitors.  The mines have estimated aggregate reserves that are expected to last for at least another 60 years.

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

At December 31, 2007, approximately 59% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 36% was owned by NL Industries (NYSE: NL).  Valhi also owns 83% of NL Industries’ outstanding common stock. A subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran Corporation’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control all of these companies.

Manufacturing and operation

We currently produce over 40 different TiO2 grades under the KronosTM trademark which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics and paper manufacturers.

Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of the same end-use markets as white pigments. However, the opacity in these products is not able to duplicate the performance characteristics of TiO2, therefore we believe these products are not effective substitutes for TiO2.

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

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2007, chloride process production facilities represented approximately 60% of industry capacity.

We produced 512,000 metric tons of TiO2 in 2007, down slightly from the 516,000 metric tons we produced in 2006.  Such production amounts include our 50% interest in the TiO2 manufacturing joint-venture discussed below.  Our average production capacity utilization rates were near full capacity in 2005, 2006 and 2007.  Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe our annual attainable production capacity for 2008 is approximately 532,000 metric tons, with some slight additional capacity available in 2009 through our continued debottlenecking efforts.

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine and coke are available from a number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011.  We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2009.  We expect to be successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically integrated producers of sulfate process TiO2 we own and operate a rock ilmenite mine in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2007.  We expect ilmenite production from our mine to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (also a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2009 and Tinfos Titan and Iron KS under a supply contract that expires in 2010.  We expect the raw materials purchased under these contracts to meet our sulfate process feedstock requirements over the next few years.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  We are not required to purchase feedstock in excess of amounts that we would reasonably consume in any given year.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials purchased or mined in 2007.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	470

Sulfate process plants:
Raw ilmenite ore mined & used internally	311
Purchased slag	25

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

Competition

The TiO2 industry is highly competitive.  Our principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Tronox Incorporated; Huntsman Corporation; and Ishihara Sangyo Kaisha, Ltd.  These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 22% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%.  DuPont has about one-half of total North American TiO2 production capacity and is our principal North American competitor.

We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price generally being the most significant competitive factor.  We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 12% share of worldwide TiO2 sales volume in 2007.  Overall, we are the world’s fifth-largest producer of TiO2.

Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction.  DuPont has announced its intention to build a TiO2 facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2011, at the earliest.

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

Research and development

Our research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications.  We primarily conduct research and development activities at our Leverkusen, Germany facility.  Our expenditures for research and development and certain technical support programs were approximately $9 million in 2005, $11 million in 2006 and $12 million in 2007.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle.  Since 2002, we have added 14 new grades for plastics, coatings, fibers and paper laminate applications.

Patents and trademarks

We believe that our patents held for products and production processes are important to us and our continuing business activities.  We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties.  Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from 2 to 19 years.  We seek to protect our intellectual property rights, including our patent rights, and from time to time are engaged in disputes relating to the protection and use of intellectual property relating to our products.

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

Major customers

We sell to a diverse customer base, and no single customer made up more than 10% of our sales for 2007.  Our largest ten customers accounted for approximately 27% of sales in 2007.

Seasonality

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the first half of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees

As of December 31, 2007, we employed approximately 2,400 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 410 employees in Canada and 1,940 employees in Europe.

Our hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions under labor agreements with various expiration dates.  Our European union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually.  Our Canadian union employees are covered by a collective bargaining agreement that expires in June 2010.

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

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union (“EU”).  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after the EU.  We believe we have obtained all required permits and are in substantial compliance with applicable environmental requirements for our European and Canadian facilities.

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

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically we establish compliance programs to resolve these matters.  Occasionally, we may pay penalties.  To date such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity.  We believe that all of our facilities are in substantial compliance with applicable environmental laws.

Capital expenditures in 2007 related to ongoing environmental compliance, protection and improvement programs were $5.6 million, and are currently expected to be approximately $7 million in 2008.

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

Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affects the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events.

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

We currently have a significant amount of debt.  As of December 31, 2007, our total consolidated debt was approximately $606 million, substantially all of which relates to Senior Secured Notes of our wholly-owned subsidiary, Kronos International, Inc.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $315 million in 2008.  Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We currently operate six TiO2 facilities, two slurry facilities and an ilmenite mine at the following locations:

Location	Description
Leverkusen, Germany	TiO2 production, Chloride and sulfate process
Nordenham, Germany	TiO2 production, Sulfate process
Langerbrugge, Belgium	TiO2 production, Chloride process
Fredrikstad, Norway	TiO2 production, Sulfate process
Varennes, Quebec, Canada	TiO2 production, Chloride and sulfate process, slurry facility
Lake Charles, Louisiana (1)	TiO2 production, Chloride process
Lake Charles, Louisiana	Slurry facility
Hauge i Dalane, Norway (2)	Ilmenite mine

(1) We operate this facility in a 50% owned joint venture with Huntsman Holdings, LLC. (see Note 6 to the Consolidated Financial Statements).
(2) We are currently excavating a second mine located near our current mine in Norway.

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

Our corporate headquarters is located in Dallas, Texas.  We have under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands and the U.K.  The roads leading to our facilities are generally maintained by the applicable local government and are adequate for our purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO).  As of February 29, 2008, there were approximately 3,450 holders of record of common stock.  The following table sets forth the high and low closing per share sales price for common stock for the periods indicated according to Bloomberg, and dividends paid during such periods.  On February 29, 2008 the closing price of common stock according to the NYSE Composite Tape was $18.50.

	High	Low	Cash dividends paid

Year ended December 31, 2006

First Quarter	$32.40	28.41	$.25
Second Quarter	31.95	27.60	.25
Third Quarter	30.70	27.52	.25
Fourth Quarter	40.53	28.20	.25

Year ended December 31, 2007

First Quarter	37.08	30.67	.25
Second Quarter	37.07	25.25	.25
Third Quarter	28.97	18.35	.25
Fourth Quarter	21.79	15.50	.25

January 1, 2008 through February 29, 2008	22.56	15.74	-

We paid four quarterly cash dividends of $.25 per share in 2006 and 2007.  On February 14, 2008, our Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 11, 2008 to be paid on March 25, 2008.  The declaration and payment of future dividends, and the amount thereof, is discretionary, and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company’s Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount and timing of any future dividends which might be paid.

Performance graph

Set forth below is a line graph comparing, for the period December 8, 2003 (the first day our common stock was publicly traded) through December 31, 2007, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) the S&P 500 Diversified Chemicals Index.  The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2007, there were no options outstanding to purchase shares of our common stock, and approximately 136,500 shares were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 12 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."
	Years ended December 31,
	2003	2004	2005	2006 (3)	2007
	(In millions, except per share data and TiO2 operating statistics)

STATEMENTS OF OPERATIONS DATA:
Net sales	$1,008.2	$1,128.6	$1,196.7	$1,279.4	$1,310.3
Gross margin	270.3	261.2	327.5	310.5	251.4
Income from operations	133.9	113.8	176.0	143.2	84.9
Net income (loss)	88.5	314.1	71.5	82.0	(66.7)
Net income (loss) per share	1.81	6.42	1.46	1.67	(1.36)
Cash dividends per share (1)	.14	1.00	1.00	1.00	1.00

BALANCE SHEET DATA (at year end):
Total assets	$1,121.9	$1,353.3	$1,298.9	$1,421.5	$1,455.0
Notes payable and long-term debt including current maturities	556.7	533.2	465.3	536.2	606.2
Common stockholders’ equity	162.2	473.1	412.5	448.4	411.0

STATEMENTS OF CASH FLOW DATA:
Net cash provided (used) by:
Operating activities	$107.7	$151.0	$97.8	$71.9	$90.0
Investing activities	(35.4)	(39.8)	(39.7)	(50.9)	(47.4)
Financing activities	(61.8)	(108.8)	(44.8)	(35.0)	(39.8)

TiO2 OPERATING STATISTICS:
Sales volume(2)	462	500	478	511	519
Production volume(2)	476	484	492	516	512
Production capacity at beginning of year(2)	470	480	495	516	525
Production rate as a percentage of capacity	Full	Full	99%	Full	98%
__________________________________

(1)	Excludes our December 2003 dividend to NL in the form of a $200 million long-term note payable.
(2)	Metric tons in thousands
(3)	We adopted Statement of Financial Accounting Standards No. 158 effective December 31, 2006. See Note 10 and 17 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For 2007, approximately one-half of our sales volumes were into European markets.  We believe that we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  In addition, we estimate that we have a 15% share of North American TiO2 sales volumes.  Our production facilities are located throughout Europe and North America.

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

The factors having the most impact on our reported income from operations are:

•	TiO2 selling prices,
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar),
•	TiO2 sales and production volumes, and
•	Manufacturing costs, particularly maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

In addition, our effective income tax rate in 2005, 2006 and 2007 has been impacted by certain favorable and unfavorable developments.

Executive Summary

We reported a net loss of $66.7 million, or $1.36 per diluted share for 2007, compared to net income of $82.0 million, or $1.67 per diluted share for 2006.  Our diluted earnings per share declined from 2006 to 2007 due primarily to the net effect of (i) lower income from operations in 2007, (ii) the unfavorable effect of certain provisions for income taxes recognized in 2007, (iii) the favorable effect of certain income tax benefits recognized in 2006 and (iv) a charge in 2006 from the redemption of our 8.875% Senior Secured Notes.

We reported net income of $82.0 million, or $1.67 per diluted share, in 2006 compared to $71.5 million, or $1.46 per diluted share, in 2005.  Our diluted earnings per share increased from 2005 to 2006 due primarily to the net effect of (i) the favorable effect of certain net income tax benefits recognized in 2006, (ii) lower income from operations in 2006, (iii) a gain from the sale of our passive interest in a Norwegian smelting operation in 2005 and (iv) a charge in 2006 from the redemption of our 8.875% Senior Secured Notes.

Net income for 2007 includes (i) a non-cash charge of $90.8 million ($1.85 per diluted share) relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in their income tax rates, (ii) a non-cash charge of $8.7 million ($.18 per diluted share) related to the adjustment of certain German income tax attributes and (iii) a $2.0 million income tax benefit ($.04 per diluted share) resulting from a net reduction in our reserve for uncertain tax positions.

Net income for 2006 includes (i) a charge related to the prepayment of our 8.875% Senior Secured Notes of $14.5 million, net of tax benefit, ($.30 per diluted share) and (ii) a net income tax benefit of $34.9 million ($.71 per diluted share related to the net effect of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate.

Net income for 2005 includes (i) the aggregate favorable effects of certain non-U.S. income tax audits of Kronos, principally in Belgium and Canada, of $11.5 million ($.23 per diluted share), (ii) a securities transaction gain of $3.5 million, net of tax, ($.07 per diluted share) and (iii) the unfavorable effect with respect to the loss of certain income tax attributes in Germany of $17.5 million ($.36 per diluted share).

We currently expect income from operations will be lower in 2008 compared to 2007, as the favorable effect of anticipated modest improvements in sales volume, production volume and average TiO2 selling prices are expected to be more than offset by higher production costs, particularly raw material and energy costs as well as higher freight costs and unfavorable currency effects.  However, we currently expect to report net income in 2008 as compared to reporting a net loss in 2007, as the unfavorable effect of lower income from operations in 2008 is expected to be more than offset by the unfavorable effect of the reduction in German income taxes rates in 2007.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Long-lived assets.  We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators, as defined, are present.

•
Pension and OPEB Plans.  We maintain various defined benefit pension plans and postretirement benefits other than pensions (“OPEB”).  The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of pension asset and accrued pension and OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements.  These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

•
Income taxes.  Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of SFAS No. 109, Accounting for Income Taxes.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $780 million for German corporate purposes and $215 million for German trade tax purposes at December 31, 2007).  Prior to the complete utilization of such carryforwards, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertain Tax Positions, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  It is possible that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.

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

•
Contingencies.  We record accruals for legal, and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable and the amounts can be reasonably estimated.  However, new information may become available or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investments, goodwill and other long-lived assets, defined benefit pension plans and loss accruals.  In addition, net income (loss) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2007 to 2006 Results of Operations

	Year ended December 31,
	2006		2007
	(Dollars in millions)

Net sales	$1,279.4	100%	$1,310.3	100%
Cost of sales	968.9	76%	1,058.9	81%
Gross margin	310.5	24%	251.4	19%
Other operating income and expenses, net	167.3	13%	166.5	13%
Income from operations	$143.2	11%	$84.9	6%

				Percent
				Change
Ti02 operating statistics:
Sales volumes*	511		519	1%
Production volumes*	516		512	(1)%

Percent change in net sales:
TiO2 product pricing				(4)%
TiO2 sales volumes				1%
TiO2 product mix				-
Changes in currency exchange rates				5%

Total				2%

* Thousands of metric tons

Net sales – Net sales increased 2% or $30.9 million for 2007 compared to 2006, primarily due to favorable foreign currency exchange rates and a 1% increase in sales volumes offset somewhat by a 4% decrease in average TiO2 selling prices.  We estimate the favorable effect of changes in currency exchange rates increased our net sales for 2007 by approximately $65 million, or 5%, compared to the same period in 2006.

Our 1% increase in sales volumes in 2007 is primarily due to higher sales volumes in European and export markets, which were somewhat offset by lower sales volumes in North America. Our TiO2 sales volumes in 2007 were a new record for us.

Cost of sales - Cost of sales increased 9% or $90 million for 2007, compared to 2006, due to higher sales volumes, lower production volumes, and the effects of changes in currency exchange rates.  The cost of sales as a percentage of net sales increased to 81% in the year ended December 31, 2007, compared to 76% in the same period of 2006 primarily due to the net effects of lower average selling prices, lower utility costs, higher other manufacturing costs (including maintenance) and slightly lower production volumes.  TiO2 production volumes decreased 1% for 2007 compared to the same period in 2006, which unfavorably impacted our income from operations comparisons.  Our operating rates were near full capacity in both periods.

Income from operations – Income from operations in 2007 declined by 41% to $84.9 million compared to 2006; the income from operations as a percentage of net sales decreased to 6% in 2007 from 11% for 2006.  The decline in income from operations is driven by the decline in gross margin, which decreased to 19% in 2007 compared to 24% in 2006.  While our sales volumes were higher in 2007, our gross margin decreased primarily because of lower average TiO2 selling prices, lower production volumes and higher manufacturing costs, which more than offset the impact of higher sales volumes.  Changes in currency rates have also negatively affected our gross margin.  We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $4 million when comparing 2007 to 2006.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12% for both 2006 and 2007.

Other non-operating income and expense, net – In 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes.  As a result of our prepayment of the 8.875% Senior Secured Notes, we recognized a $22.3 million pre-tax interest charge ($14.5 million net of income tax benefit) in 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes.  See Note 8 to our Consolidated Financial Statements.

Interest expense decreased $3.8 million from $43.2 million for 2006 to $39.4 million for 2007 due to the issuance of the 6.5% Senior Secured Notes during 2006, which was partially offset by unfavorable changes in currency exchange rates in 2007 compared to 2006.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision (benefit) for income taxes – Our provision for income taxes was $114.7 million in 2007 compared to a benefit of $.7 million for 2006.  See Note 9 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense for 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million related to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $2.0 million resulting from a net reduction in our reserve for uncertain tax positions.

Our income tax benefit in 2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of our German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany;
•	an income tax benefit of $1.4 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium; and
•	a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

Comparison of 2006 to 2005 Results of Operations

	Years ended December 31,
	2005		2006
	(Dollars in millions)

Net sales	$1,196.7	100%	$1,279.4	100%
Cost of sales	869.2	73%	968.9	76%
Gross margin	327.5	27%	310.5	24%
Other operating income and expenses, net	151.5	13%	167.3	13%
Income from operations	$176.0	14%	$143.2	11%

				Percent
				Change
Ti02 operating statistics:
Sales volumes*	478		511	7%
Production volumes*	492		516	5%

Percent change in net sales:
TiO2 product pricing				-
TiO2 sales volumes				7%
TiO2 product mix				-
Changes in currency exchange rates				-

Total				7%

* Thousands of metric tons

Net Sales – Net sales increased 7% or $82.7 million for 2006 compared to the year ended 2005 primarily due to a 7% increase in TiO2 sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $2 million, or less than 1%, compared to the same period in 2005.

Our sales volumes for 2006 were a new record for us.  The 7% increase in sales volumes in 2006 is primarily due to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada.  Our sales volumes in Canada have been negatively impacted by decreased demand for TiO2 used in paper products.

Cost of Sales – Cost of sales increased $99.7 million or 11% for 2006 compared to 2005 primarily due to the impact of increased sales volumes, a 15% increase in utility costs (primarily energy costs), a 4% increase in raw material costs and currency fluctuations (primarily the Canadian dollar).  The cost of sales as a percentage of net sales increased to 76% for 2006 compared to 73% for 2005 primarily due to increases in raw material and other operating costs (including energy costs).

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

Income from operations – Income from operations for 2006 declined by 19% to $143.2 million compared to 2005.  As a percentage of net sales, income from operations declined to 11% for 2006 from 14% in 2005.  The decline in income from operations is driven by the decline in gross margin, which fell to 24% in 2006 compared to 27% in 2005.  While our sales volumes were higher in 2006, our gross margin decreased as we were not able to achieve pricing levels to offset the negative impact of our increased operating costs (primarily energy costs and raw materials).  Changes in currency rates have also negatively affected our gross margin.  We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $20 million.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at 12% for 2006 and 13% for 2005.

Other non-operating income and expense, net – In 2005 we recognized a gain on the sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.  See Note 15 to our Consolidated Financial Statements.

In 2006, we recognized a $22.3 million pre-tax interest charge resulting from the redemption of our 8.875% Senior Secured Notes.  Interest expense decreased $1.5 million from $44.7 million for 2005 to $43.2 million for 2006 due to such redemption, which was partially offset by unfavorable changes in currency exchange rates in 2006 compared to 2005.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision (benefit) for income taxes – Our benefit for income taxes was $.7 million for 2006 compared to a provision for income taxes of $67.4 million for 2005.  See Note 9 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax benefit in 2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of our German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany;
•	an income tax benefit of $1.4 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium; and
•	a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

Our income tax expense for 2005 includes;
•	an income tax benefit of $11.5 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium and Canada; and
•	a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes.

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

	Year ended December 31, 2006 vs. 2005	Year ended December 31, 2007 vs. 2006
	Increase (decrease) (In millions)

Impact on:
Net sales	$2	$65
Income from operations	(20)	(4)

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

Outlook

We currently expect income from operations will be lower in 2008 compared to 2007, as the favorable effects of anticipated modest improvements in sales volume, production volume and average TiO2 selling prices are expected to be more than offset by higher productions costs, particularly raw material and energy costs as well as higher freight costs and unfavorable currency effects.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Despite our expectation of lower income from operations in 2008, we currently expect to report net income in 2008 as compared to reporting a net loss in 2007, as the unfavorable effect of lower income from operations in 2008 is expected to be more than offset by the unfavorable effect of the reduction in German income taxes rates in 2007.

Our efforts to debottleneck our production facilities to meet long-term demand continue to prove successful.  Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities.  Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that our annual attainable production capacity for 2008 is approximately 532,000 metric tons, with some slight additional capacity expected to be available in 2009 through our continued debottlenecking efforts.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities provided $90.0 million in 2007 compared to $71.9 million in 2006.  This $18.1 million increase was due primarily to the net effects of the following items:
•	lower income from operations in 2007 of $58.3 million;
•
higher net cash provided by relative changes in our inventories, receivables, payables and accruals of $31.4 million in 2007 as compared to 2006, due primarily to relative changes in our inventory levels, as discussed below;

•	payment of the $20.9 million call premium in 2006 as a result of the prepayment of our 8.875% Senior Secured Notes, which is required to be included in cash flows from operating activities;
•	lower cash paid for income taxes in 2007 of $20.8 million, in part due to the net payment of $19.2 million in 2006 associated with the settlement of prior year income tax audits;
•	higher net contributions to our TiO2 joint venture in 2007 of $7.2 million due to related changes in their cash flow;
•	higher cash paid for interest in 2007 of $4.5 million, primarily as a result of the effects of foreign currency exchange rates on the semiannual interest payments on our 6.5% Senior Secured Notes; and
•	higher depreciation expense of $4.6 million in 2007, primarily as a result of the effects of foreign currency exchange rates.

Cash flows from operating activities decreased to $71.9 million in 2006 from $97.8 million in 2005.  This $25.9 million decrease was due primarily to the net effect of the following items:
•	lower income from operations in 2006 of $32.8 million;
•
lower net cash used from relative changes in our inventories, receivables, payables and accruals of $27.7 million in 2006 as compared to 2005, due primarily to relative changes in our inventory levels, as discussed below;

•	payment of the $20.9 million call premium in 2006 as a result of the prepayment of our 8.875% Senior Secured Notes;
•	higher cash paid for income taxes in 2006 of $14.3 million, in part due to the net payment of $19.2 million in 2006 associated with the settlement of prior year income tax audits; and
•
lower cash paid for interest in 2006 of $7.4 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (on which we paid interest semiannually in June and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (on which we pay interest semiannually in April and October).

Changes in working capital are affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 63 days at December 31, 2007 due to the timing of collection on higher accounts receivable balances at the end of 2007.  For comparative purposes, our average DSO increased from 55 days at December 31, 2005 to 61 days at December 31, 2006 due to the timing of collections.  Our average days sales in inventory (“DSI”) decreased from 68 days at December 31, 2006 to 59 days at December 31, 2007, as our sales volumes increased in 2007 and our sales volumes exceeded our TiO2 production volumes during the year ended 2007.  For comparative purposes, our average DSI increased to 68 days at December 31, 2006 from 59 days at December 31, 2005.

Investing activities

Our capital expenditures were $43.4 million in 2005, $50.9 million in 2006 and $47.3 million in 2007.  Capital expenditures are primarily for improvements and upgrades to existing facilities. Our capital expenditures during the past three years include an aggregate of approximately $14 million ($5.6 million in 2007) for our ongoing environmental protection and compliance programs.

Other cash flows from investing activities include $3.5 million we received in 2005 from the sale of our passive interest in a Norwegian smelting operation.

Financing activities

During 2007, we:
•	made net borrowings of $9 million under our U.S. credit facility.

During 2006, we:
•	issued euro 400 million principal amount of 6.5% Senior Secured Notes at 99.306% of par ($498.5 million when issued);
•	redeemed our euro 375 million principal amount of 8.875% Senior Secured Notes ($470.5 million when redeemed) using the proceeds from the issuance of the 6.5% Notes;
•	made net payments of $5.1 million under our U.S. credit facility; and
•	borrowed and repaid $4.4 million under our Canadian credit facility.

During 2005, we:
•	repaid euro 10 million ($12.9 million when repaid) under our European revolving credit facility;
•	made net borrowings of $11.5 million under our U.S. credit facility; and
•	entered into additional capital leases for certain mining equipment in Norway for the equivalent of approximately $4.4 million.

During each of 2005, 2006 and 2007, we paid a quarterly dividend to our stockholders of $.25 per share for an aggregate dividend $49.0 million in each year.  On February 14, 2008, our Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 11, 2008 to be paid on March 25, 2008.  The declaration and payment of future dividends are discretionary, and the amount, if any, will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

Outstanding debt obligations and borrowing availability

At December 31, 2007, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($585.5 million at December 31, 2007) due in 2013;
•	$15.4 million under our U.S. revolving credit facility, which matures in September 2008; and
•	approximately $5.3 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at December 31, 2007.  See Note 8 to our Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although our subsidiary Kronos International, Inc. has pledged 65% of the common stock or other ownership interests of certain of its first-tier operating subsidiaries as collateral of the Senior Secured Notes.  At December 31, 2007, our subsidiary, Kronos International, Inc., had approximately $78 million available for payment of dividends and other restricted payments as defined in the indenture for the Senior Secured Notes.

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

At December 31, 2007, we had credit available under all of our existing credit facilities of approximately $152 million, consisting principally of $118 million under our European credit facility, $11 million under our Canadian credit facility and $23 million under our U.S. credit facility.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $64 million for major improvements and upgrades to our existing facilities during 2008, including approximately $7 million in the area of environmental protection and compliance.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 14 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and restricted marketable debt securities

At December 31, 2007, we had current cash and cash equivalents aggregating $72.2 million ($68.8 million held by our non-U.S. subsidiaries).  At December 31, 2007, our U.S. and non-U.S. subsidiaries had current restricted cash equivalents of $1.8 million and noncurrent restricted marketable debt securities of $3.2 million.

Related party transactions

We are party to certain transactions with related parties.  See Note 13 to our Consolidated Financial Statements.  It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than could be obtained from unrelated parties.

Commitments and contingencies

         See Notes 9 and 14 to our Consolidated Financial Statements for a description of certain income tax examinations currently underway and certain legal proceedings.

Recent accounting pronouncements

     See Note 17 to our Consolidated Financial Statements.

Debt and Other Contractual Commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 8, 13 and 14 to our Consolidated Financial Statements.  Our obligation for the purchase of TiO2 feedstock is more fully described in Note 14 to our Consolidated Financial Statements and above in “Business – raw materials.”  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2007 by the type and date of payment.

	Payment due date
Contractual commitment	2008	2009/2010	2011/2012	2013 and after	Total
	(In millions)

Indebtedness(1)	$16.2	$2.1	$2.3	$585.6	$606.2

Interest payments on indebtedness	39.4	77.0	76.7	12.8	205.9

Operating leases	9.5	11.9	6.1	21.6	49.1

Fixed asset acquisitions	32.0	-	-	-	32.0

Long-term supply contracts for the purchase of TiO2 feedstock	208.0	404.0	100.0	-	712.0

Estimated tax obligations	9.6	-	-	-	9.6

	$314.7	$495.0	$185.1	$620.0	$1,614.8
_____________________________

(1) Primarily relates to Kronos International, Inc. Senior Secured Notes. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 8 to our Consolidated Financial Statements.

The timing and amount shown for our commitments related to indebtedness (principal and interest), operating leases, fixed asset acquisitions, long-term supply contracts and other are based upon the contractual payment amount and the contractual payment date for such commitments.  With respect to the revolving credit facility, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2007, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2007 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility.  The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2007, which is assumed to be paid during 2008.  A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($585.5 million at December 31, 2007).  Such indebtedness is denominated in euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the Consolidated Financial Statements.

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on our feedstock requirements.  The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts.  The timing and amount shown for our commitments related to the long-term supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, and the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause.  The actual amount of material purchased, and the actual amount that would be payable by us, may vary from such estimated amounts.

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

The above table does not reflect any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Notes 9 and 17 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $14.1 million in 2005, $20.4 million in 2006, and $22.4 million in 2007.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes.  We made contributions to all of our plans which aggregated $18.6 million in 2005, $26.8 million in 2006, and $27.1 million in 2007.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases use their own market indices.  The discount rates are adjusted as of each measurement date to reflect then-current interest rates on such long-term bonds.  Such discount rates are used to determine the actuarial present value of the pension obligations as of the measurement date, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.  Prior to December 31, 2007, we used a September 30 measurement date.  Effective December 31, 2007, we now use a December 31 measurement date, concurrent with our adoption of the measurement date requirements of SFAS No. 158 effective December 31, 2007.  See Note 17 to our Consolidated Financial Statements.

At December 31, 2007, approximately 62%, 18%, 13% and 3% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008

Germany	4.0%	4.5%	5.5%
Canada	5.0%	5.0%	5.3%
Norway	4.5%	4.8%	5.5%
U.S.	5.5%	5.8%	6.1%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested from the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations.  Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year.  Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

At December 31, 2007, approximately 50%, 23%, 18% and 6% of the plan assets related to our plans in the Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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
•
In Canada, we currently have a plan asset target allocation of 60% to equity securities and 40% to fixed income securities, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 64% to fixed income securities and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 8.5%, 5.0% and 4.5%, respectively.

•
In the U.S. all of the assets were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  Harold Simmons is the sole trustee of the CMRT.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  During the 20-year history of the CMRT through December 31, 2007, the average annual rate of return has been approximately 14% (with an 11% return for 2007).

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2006
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	97%	23%	66%	13%
Fixed income securities	2	48	32	64
Real estate	1	14	-	-
Cash, cash equivalents and other	-	15	2	23

Total	100%	100%	100%	100%

	December 31, 2007
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	98%	28%	60%	18%
Fixed income securities	-	49	34	68
Real estate	2	12	-	-
Cash, cash equivalents and other	-	11	6	14

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2005, 2006 and 2007 were as follows:

	2005	2006	2007

Germany	5.5%	5.3%	5.8%
Canada	7.0%	7.0%	6.8%
Norway	5.5%	6.5%	5.5%
U.S.	10.0%	10.0%	10.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2006 as we used in 2007 for purposes of determining the 2008 defined benefit pension plan expense.

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

A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  Accordingly under GAAP, we do not recognize all of such actuarial gains and losses in earnings currently; instead these amounts are deferred and amortized into income in the future as part of net periodic defined benefit pension cost.  However, upon adoption of SFAS No. 158 effective December 31, 2006, these amounts are recognized in other comprehensive income.  In addition, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

During 2007, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $70.4 million.  This actuarial gain resulted primarily from the general overall increase in the assumed discount rates and the actual return on plan assets in excess of the assumed return.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2008, we expect our defined benefit pension expense will approximate $16 million in 2008.  In comparison, we expect to be required to contribute approximately $22 million to such plans during 2008.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2007, our aggregate projected benefit obligations would have increased by approximately $24.8 million at that date, and our defined benefit pension expense would be expected to increase by approximately $1.8 million during 2007.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1.2 million during 2007.

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

We recognized consolidated OPEB cost of approximately $.2 million in 2005, $.8 million in 2006 and $.9 million in 2007.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.3 million in 2005, $1.0 million in 2006 and $.4 million in 2007.  Substantially all of our accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees.  Due to continued increases in healthcare costs, it is expected that our OPEB expense for financial reporting purposes will be consistent with the past two years.  Our expected OPEB benefit payments are expected to be similar amounts.

The assumed discount rates we use for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we use for our U.S. and Canadian defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.  For example, at December 31, 2007, the expected rate of increase in future health care costs ranges from 8.5% in 2008, declining to 5.5% in 2014 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2008, we expect our consolidated OPEB expense will approximate $.9 million in 2008.  In comparison, we expect to be required to make approximately $.8 million of contributions to such plans during 2008.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, a 25 basis point change in assumed discount rates would have the following effects:

	25 basis point increase	25 basis point decrease
	(In millions)

Effect on net OPEB cost during 2007	$-	$-
Effect at December 31, 2007 on postretirement obligation	(.6)	.6

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Effect on net OPEB cost during 2007	$(.2)	$.2
Effect at December 31, 2007 on postretirement obligation	(1.7)	1.4

Foreign operations

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2007, we had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and security prices.  In the past, we have periodically entered into currency forward contracts, interest rate swaps or other types of contracts in order to manage a portion of our interest rate market risk.  Otherwise, we do not generally enter into forward or option contracts to manage such market risks, nor do we enter into any such contract or other type of derivative instrument for trading or speculative purposes.  Other than as described below, we were not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2006 and 2007.  See Notes 1 and 16 to our Consolidated Financial Statements.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to indebtedness.  At December 31, 2006 and 2007, substantially all of our aggregate indebtedness was comprised of fixed-rate instruments.  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2007.  Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2007 using an exchange rate of 1.4716 U.S. dollars per euro.  Certain Norwegian kroner denominated capital leases totaling $5.3 million in 2007 have been excluded from the table below.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness - Euro-denominated:
Senior Secured Notes	$585.5	$507.7	6.5%	2013

Variable rate indebtedness - dollar-denominated:
U.S. Credit Facility	$15.4	$15.4	7.5%	2008

At December 31, 2006, euro-denominated fixed-rate indebtedness, consisting solely of the 6.5% Senior Secured Notes, aggregated $525.0 million (fair value – $512.5 million) with a weighted-average interest rate of 6.5%.  Variable rate indebtedness at December 31, 2006, U.S. dollar denominated, was $6.5 million with a weighted-average interest rate of 8.25%.

Foreign currency exchange rates

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

As described above, at December 31, 2007, we had the equivalent of $585.5 million of outstanding euro-denominated indebtedness (at December 31, 2006 – the equivalent of $525.0 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $58.9 million at December 31, 2007 (at December 31, 2006 – $52.8 million).

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  During 2006 and 2007, we have not used hedge accounting for any of our contracts.  We held no such currency forward contracts at December 31, 2006 or 2007 and held no other significant derivative contracts at December 31, 2006 or 2007.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2007.  Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2007, our chief executive officer filed such annual certification with the NYSE.  The 2007 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2007 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement.  See also Note 13 to our Consolidated Financial Statements.

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

Item No.                                                 Exhibit Index

2.1
Form of Distribution Agreement between NL Industries, Inc. and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 of the Registrant (File No. 001-31763).

3.1
First Amended and Restated Certificate of Incorporation of Kronos Worldwide, Inc. – incorporated by reference to Exhibit 3.1 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

3.2
Amended and Restated Bylaws of Kronos Worldwide, Inc. as of October 25, 2007 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 31, 2007.

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

10.1	Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.1 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.2
Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc., effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant (File No. 001-31763) for the quarter ended March 31, 2004.

10.3*	Form of Kronos Worldwide, Inc. Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

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

10.5
First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent – incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant dated November 17, 2004 (File No. 333-119639).

10.6
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 of Kronos International, Inc.s’ Form 8-K dated June 14, 2005.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.9 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

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

10.12
Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.13
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

10.15
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

10.19
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

10.21
Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.48 to NL Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*
Summary of Consulting Arrangement beginning on August 1, 2003, as amended January 14, 2008 between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange commission on January 18, 2008.

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
March 12, 2008
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 12, 2008	Steven L. Watson, March 12, 2008
(Chairman of the Board and Chief	(Director)
Executive Officer)

/s/ George E. Poston	/s/ Glenn R. Simmons
George E. Poston, March 12, 2008	Glenn R. Simmons, March 12, 2008
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Keith R. Coogan
C. H. Moore, Jr., March 12, 2008	Keith R. Coogan, March 12, 2008
(Director)	(Director)

/s/ R. Gerald Turner	/s/ Gregory M. Swalwell
R. Gerald Turner, March 12, 2008	Gregory M. Swalwell, March 12, 2008
(Director)	(Vice President, Chief Financial Officer, Principal Financial Officer)

/s/ Tim C. Hafer
Tim C. Hafer, March 12, 2008
(Vice President, Controller, Principal Accounting Officer)

KRONOS WORLDWIDE, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedule

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2006 and 2007;	F-4

Consolidated Statements of Operations -
Year ended December 31, 2005, 2006 and 2007	F-6

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2005, 2006 and 2007	F-7

Consolidated Statements of Stockholders' Equity -
Year ended December 31, 2005, 2006 and 2007	F-8

Consolidated Statements of Cash Flows -
Year ended December 31, 2005, 2006 and 2007	F-9

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and its subsidiaries at December 31, 2006 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 12, 2008

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2006	2007

Current assets:
Cash and cash equivalents	$63.3	$72.2
Restricted cash	1.5	1.8
Accounts and other receivables	203.6	224.4
Receivable from affiliates	.2	2.9
Inventories	286.5	312.8
Prepaid expenses	5.7	6.0
Deferred income taxes	2.1	1.6

Total current assets	562.9	621.7

Other assets:
Investment in TiO2 manufacturing joint venture	113.6	118.5
Deferred income taxes	264.4	168.8
Other	18.6	19.5

Total other assets	396.6	306.8

Property and equipment:
Land	35.7	39.7
Buildings	203.2	232.6
Equipment	884.7	1,009.8
Mining properties	82.1	89.7
Construction in progress	17.9	45.6

	1,223.6	1,417.4
Less accumulated depreciation and amortization	761.6	890.9

Net property and equipment	462.0	526.5

Total assets	$1,421.5	$1,455.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2006	2007

Current liabilities:
Current maturities of long-term debt	$.9	$16.2
Accounts payable and accrued liabilities	155.3	184.1
Payable to affiliates	10.8	11.3
Income taxes	10.3	9.6
Deferred income taxes	2.2	3.3

Total current liabilities	179.5	224.5

Noncurrent liabilities:
Long-term debt	535.3	590.0
Deferred income taxes	47.3	48.2
Accrued pension cost	185.9	138.3
Accrued postretirement benefits cost	9.8	11.6
Other	15.3	31.4

Total noncurrent liabilities	793.6	819.5

Stockholders' equity:
Common stock, $.01 par value; 60.0 shares authorized; 48.9 shares issued	.5	.5
Additional paid-in capital	1,061.6	1,061.7
Retained deficit	(406.3)	(527.9)
Accumulated other comprehensive income (loss):
Currency translation	(81.3)	(46.5)
Defined benefit pension plans	(126.2)	(77.1)
Postretirement benefit (OPEB) plans	.1	.3

Total stockholders' equity	448.4	411.0

Total liabilities and stockholders’ equity	$1,421.5	$1,455.0

Commitments and contingencies (Notes 9 and 14)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2005	2006	2007

Net sales	$1,196.7	$1,279.4	$1,310.3
Cost of sales	869.2	968.9	1,058.9

Gross margin	327.5	310.5	251.4

Selling, general and administrative expense	150.7	158.1	162.1
Other operating income (expense):
Currency transaction gains (losses), net	5.2	(3.6)	.2
Disposition of property and equipment	(1.5)	(1.9)	(.8)
Other income	.6	2.2	1.4
Corporate expense	(5.0)	(5.8)	(5.1)
Other expense	(.1)	(.1)	(.1)

Income from operations	176.0	143.2	84.9

Other income (expense):
Trade interest income	1.2	2.3	2.2
Other interest income	1.0	1.3	.3
Securities transaction gain	5.4	-	-
Loss on prepayment of debt	-	(22.3)	-
Interest expense	(44.7)	(43.2)	(39.4)

Income before income taxes	138.9	81.3	48.0

Provision (benefit) for income taxes	67.4	(.7)	114.7

Net income (loss)	$71.5	$82.0	$(66.7)

Net income (loss) per basic and diluted share	$1.46	$1.67	$(1.36)

Basic and diluted weighted average shares used in the calculation of net income (loss) per share	49.0	49.0	49.0

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2005	2006	2007

Net income (loss)	$71.5	$82.0	$(66.7)

Other comprehensive income (loss), net of tax:

Currency translation	(26.9)	33.1	34.8

Pension plans:
Amortization of prior service cost, net transition obligation and net losses included in periodic pension cost	-	-	6.2
Net actuarial gain arising during year	-	-	41.2
Minimum pension liability change	(57.1)	7.1	-

	(57.1)	7.1	47.4

OPEB plans:
Amortization of prior service credit and net losses included in periodic OPEB cost	-	-	.1
Net actuarial gain arising during year	-	-	.1

	-	-	.2

Total other comprehensive income (loss)	(84.0)	40.2	82.4

Comprehensive income (loss)	$(12.5)	$122.2	$15.7

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2005, 2006 and 2007

(In millions)

				Accumulated other
				comprehensive
		Additional	Retained	income (loss)
	Common	paid-in	earnings	Currency	Pension	OPEB
	stock	capital	(deficit)	translation	plans	plans	Total

Balance at December 31, 2004	$.5	$1,060.6	$(461.8)	$(87.5)	$(38.7)	$-	$473.1

Net income	-	-	71.5	-	-	-	71.5
Other comprehensive loss, net of tax	-	-	-	(26.9)	(57.1)	-	(84.0)
Issuance of common stock	-	.1	-	-	-	-	.1
Cash dividends declared - $1.00 per share	-	-	(49.0)	-	-	-	(49.0)
Other	-	.8	-	-	-	-	.8

Balance at December 31, 2005	.5	1,061.5	(439.3)	(114.4)	(95.8)	-	412.5

Net income	-	-	82.0	-	-	-	82.0
Other comprehensive income, net of tax	-	-	-	33.1	7.1	-	40.2
Issuance of common stock	-	.1	-	-	-	-	.1
Cash dividends declared - $1.00 per share	-	-	(49.0)	-	-	-	(49.0)
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	(37.5)	.1	(37.4)

Balance at December 31, 2006	.5	1,061.6	(406.3)	(81.3)	(126.2)	.1	448.4

Net loss	-	-	(66.7)	-	-	-	(66.7)
Other comprehensive income, net of tax	-	-	-	34.8	47.4	.2	82.4
Issuance of common stock	-	.1	-	-	-	-	.1
Cash dividends declared - $1.00 per share	-	-	(49.0)	-	-	-	(49.0)
Change in accounting:
FIN 48	-	-	(2.2)	-	-	-	(2.2)
SFAS No. 158 - measurement date provisions	-	-	(3.7)	-	1.7	-	(2.0)

Balance at December 31, 2007	$.5	$1,061.7	$(527.9)	$(46.5)	$(77.1)	$.3	$411.0

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$71.5	$82.0	$(66.7)
Depreciation and amortization	43.5	44.3	48.9
Loss on prepayment of debt	-	22.3	-
Call premium paid	-	(20.9)	-
Deferred income taxes	26.8	(28.2)	104.8
Securities transaction gain	(5.4)	-	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(5.3)	(.9)	2.1
Other postretirement benefit plans	(1.3)	-	.4
Distributions from (to) TiO2 manufacturing joint venture, net	4.9	2.3	(4.9)
Other, net	2.3	3.1	3.4
Change in assets and liabilities:
Accounts and other receivable	(13.9)	1.8	6.0
Inventories	(47.9)	(6.1)	5.7
Prepaid expenses	(.2)	(1.2)	.6
Accounts payable and accrued liabilities	13.4	(5.8)	2.6
Income taxes	10.3	(21.5)	(8.5)
Accounts with affiliates	1.2	(1.0)	(2.0)
Other noncurrent assets	.5	.2	.2
Other noncurrent liabilities	(2.6)	1.5	(2.6)

Net cash provided by operating activities	97.8	71.9	90.0

Cash flows from investing activities:
Capital expenditures	(43.4)	(50.9)	(47.3)
Change in restricted cash equivalents	.1	-	(.1)
Proceeds from disposal of interest in Norwegian smelting operation	3.6	-	-

Net cash used by investing activities	(39.7)	(50.9)	(47.4)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from financing activities:
Indebtedness:
Borrowings	$51.9	$772.7	$330.9
Principal payments	(49.0)	(749.9)	(321.7)
Deferred financing fees	-	(8.8)	-
Dividends paid	(49.0)	(49.0)	(49.0)
Other, net	1.3	-	-

Net cash used by financing activities	(44.8)	(35.0)	(39.8)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	13.3	(14.0)	2.8
Currency translation	(2.1)	5.3	6.1

	11.2	(8.7)	8.9

Balance at beginning of year	60.8	72.0	63.3

Balance at end of year	$72.0	$63.3	$72.2

Supplemental disclosures – Cash paid for:
Interest	$41.3	$33.9	$38.4
Income taxes	30.0	44.3	23.5
Accrual for capital expenditures	-	-	9.0

Inventories received as partial consideration for disposal of interest in Norwegian smelting operation	$1.9	$-	$-

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation.  At December 31, 2007, (i) Valhi, Inc. (NYSE:VHI) held approximately 59% of our outstanding common stock (ii) NL Industries, Inc. (NYSE:NL) held an additional 36% of our common stock, (iii) Valhi owned approximately 83% of NL's outstanding common stock and (iv) a subsidiary of Contran Corporation held approximately 93% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

Unless otherwise indicated, reference in this report to “we,” “us” or “our” refers to Kronos Worldwide, Inc. and its subsidiaries, taken as a whole.

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

Principles of consolidation.  The consolidated financial statements include our accounts and those of our majority-owned subsidiaries.  We have eliminated all material intercompany accounts and balances.

Translation of foreign currencies.  We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate our revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  We recognize currency transaction gains and losses in income currently.

Derivatives and hedging activities. We recognize derivatives as either assets or liabilities measured at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.  We recognize the effect of changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Restricted marketable debt securities. We classify marketable debt securities that have been segregated or otherwise limited in use as restricted.  Restricted marketable debt securities are primarily invested in corporate debt securities, and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of our Norwegian defined benefit pension plans ($2.8 million and $3.2 million at December 31, 2006 and 2007, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Investment in TiO2 manufacturing joint venture. We account for our investment in a 50%-owned manufacturing joint venture by the equity method.

Property and equipment and depreciation. We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects. Capitalized interest costs were not material in 2005, 2006 or 2007.  We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense costs incurred for maintenance, repairs and minor renewals (including planned major maintenance), while we capitalize expenditures for major improvements.

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required.  We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt.  We state long-term debt net of any unamortized original issue premium or discount.  We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans.  Accounting and funding policies for our retirement plans are described in Notes 10 and 17.

Income taxes.  We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group"), and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 14.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We made net payments to Valhi of $7.7 million in 2005, $5.0 million in 2006, and $3.0 million in 2007.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested.  The earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $739 million at December 31, 2006 and $714 million at December 31, 2007.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed the benefit associated with a tax position was not probable of prevailing with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 17.

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

Selling, general and administrative expense; shipping and handling costs.  Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $76 million in 2005, $81 million in 2006 and $82 million in 2007.  We expense advertising costs as incurred and these costs were $1 million in each of 2005, 2006 and 2007.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $9 million in 2005, $11 million in 2006 and $12 million in 2007.

Note 2 - Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (“TiO2”).  Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  At December 31, 2006, and 2007 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $299 million and $274 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31, __
	2005	2006	2007
	(In millions)

Geographic areas
Net sales – point of origin:
Germany	$613.1	$672.0	$700.6
United States	495.5	527.7	515.8
Belgium	186.9	192.8	209.7
Canada	202.1	212.8	208.0
Norway	160.5	173.5	184.3
Eliminations	(461.4)	(499.4)	(508.1)

Total	$1,196.7	$1,279.4	$1,310.3

Net sales – point of destination:
Europe	$690.9	$730.6	$809.6
North America	404.9	424.1	374.7
Other	100.9	124.7	126.0

Total	$1,196.7	$1,279.4	$1,310.3

	December 31,
	2006	2007
	(In millions)

Identifiable assets -
net property and equipment:
Germany	$262.5	$291.0
Belgium	64.0	70.5
Norway	68.8	89.0
Canada	63.7	72.5
Other	3.0	3.5

Total	$462.0	$526.5

Note 3 - Accounts and other receivables:

	December 31,
	2006	2007
	(In millions)

Trade receivables	$183.0	$189.9
Recoverable VAT and other receivables	20.5	28.7
Refundable income taxes	1.6	7.5
Allowance for doubtful accounts	(1.5)	(1.7)

Total	$203.6	$224.4

Note 4 - Inventories

	December 31,
	2006	2007
	(In millions)

Raw materials	$46.1	$66.2
Work in process	25.6	19.9
Finished products	167.7	170.9
Supplies	47.1	55.8

Total	$286.5	$312.8

Note 5 - Other noncurrent assets:

	December 31,
	2006	2007
	(In millions)

Deferred financing costs, net	$9.1	$8.3
Pension asset	5.6	7.2
Restricted marketable debt securities	2.8	3.2
Other	1.1	.8

Total	$18.6	$19.5

Note 6 - Investment in TiO2 manufacturing joint venture:

We own a 50% interest in Louisiana Pigment Company, L.P. (“LPC”).  LPC is a manufacturing joint venture whose other 50%-owner is Tioxide Americas Inc. (“Tioxide”).  Tioxide is a wholly-owned subsidiary of Huntsman Holdings LLC.  LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC.  LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC.  Each owner’s acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture’s production costs and interest expense, if any.  Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold.  We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows.  The net of these distributions and contributions is reported during the periods.  Net distributions were $4.9 million in 2005 and $2.3 million in 2006, and net contributions were $4.9 million in 2007.  The net distribution in 2005 and 2006 are stated net of contributions of $10.1 million and $11.9 million, respectively, and the net contributions in 2007 are stated net of distributions of $8.0 million.

Summary balance sheets of LPC are shown below:

	_____December 31,_____
	2006		2007
	(In millions)
ASSETS
Current assets	$56.2	$68.3
Property and equipment, net	192.6	195.2

Total assets	$248.8	$263.5

LIABILITIES AND PARTNERS’ EQUITY

Other liabilities, primarily current	$18.8	$23.8
Partners’ equity	230.0	239.7

Total liabilities and partners’ equity	$248.8	$263.5

Summary income statements of LPC are shown below:

	Years ended December 31,
	2005	2006	2007
	(In millions)

Revenues and other income:
Kronos	$109.4	$124.2	$124.6
Tioxide	110.4	125.2	125.0
Interest	.2	.4	.5

	220.0	249.8	250.1
Cost and expenses:
Cost of sales	219.6	249.3	249.6
General and administrative	.4	.5	.5

	220.0	249.8	250.1

Net income	$-	$-	$-

On September 22, 2005, LPC temporarily halted production due to Hurricane Rita.  Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005.  The majority of LPC’s property damage and unabsorbed fixed costs, for periods in which normal production levels were not achieved, were covered by insurance, and insurance covered our lost profits (subject to applicable deductibles) resulting from our share of the lost production from LPC.  Both we and LPC have filed claims with our insurers.  We recognized income of $1.8 million related to our business interruption claim in the fourth quarter of 2006, which is included in other income on our Consolidated Statement of Operations.

Note 7 -Accounts payable and accrued liabilities:

	December 31,
	2006	2007
	(In millions)

Accounts payable	$88.8	$105.7
Employee benefits	25.7	26.5
Accrued sales discounts and rebates	8.5	15.2
Accrued interest	7.5	8.2
Other	24.8	28.5

Total	$155.3	$184.1

Note 8 -                           Long-term debt:

	December 31,
	2006	2007
	(In millions)

Kronos International, Inc. 6.5% Senior Secured Notes	$525.0	$585.5
Revolving credit facility:
Kronos U.S. subsidiaries	6.5	15.4
Other	4.7	5.3

Total debt	536.2	606.2
Less current maturities	.9	16.2

Total long-term debt	$535.3	$590.0

        Senior Secured Notes. On April 11, 2006, Kronos International, Inc. (“KII”), one of our subsidiaries, issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries.  Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to, another entity.  At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  At December 31, 2006 and 2007, the estimated market price of the 6.5% Notes was approximately euro 970 and euro 860 per euro 1,000 principal amount, respectively.  See Note 16.  At December 31, 2007, the carrying amount of the Notes includes euro 2.1 million ($3.1 million) of unamortized original issue discount (2006 – euro 2.5 million, or $3.3 million).

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

Revolving credit facilities. Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in June 2008.  We may denominate borrowings in euros, Norwegian kroners or U.S. dollars.  Outstanding borrowings bear interest at the applicable interbank market rate plus 1.125%.  We may also issue up to euro 5 million of letters of credit under the facility.  The credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The credit facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.  At December 31, 2007, no amounts were outstanding under the European Credit Facility, and the equivalent of $117.7 million was available for additional borrowing by the subsidiaries.  We expect to obtain an extension of our European secured revolving bank credit facility sometime prior to the current June 2008 maturity.

Certain of our U.S. subsidiaries have a $50 million revolving credit facility ($15.4 million outstanding at December 31, 2007) that matures in September 2008.  The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers.  Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers.  Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate (7.5% at December 31, 2007).  The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2007, $23.0 million was available for additional borrowing under the facility.  We expect to obtain an extension of our U.S. revolving credit facility sometime prior to the current September 2008 maturity.

Our Canadian subsidiary has a Cdn. $30 million revolving credit facility that matures in January 2009.  The facility is collateralized by the accounts receivable and inventories of the borrower.  Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower.  Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR.  The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2007, no amounts were outstanding and the equivalent of $11.4 million was available for borrowing under the facility.

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

Aggregate maturities of long-term debt at December 31, 2007 are shown in the table below.

Years ending December 31,	_____Amount____
(In millions)

2008	$16.2
2009	1.0
2010	1.1
2011	1.1
2012	1.2
2013 and thereafter	585.6

Total	$606.2

Restrictions.  Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are currently in compliance with all of our applicable debt covenants.  At December 31, 2007, the restricted net assets of consolidated subsidiaries approximated $103 million.  At December 31, 2007, there were no restrictions on our ability to pay dividends.

Note 9 – Income taxes:

	Years ended December 31,
	2005	2006	2007
	(In millions)

Pre-tax income:
U.S.	$13.0	$9.4	$.6
Non-U.S.	125.8	71.9	47.4

Total	$138.8	$81.3	$48.0

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$48.6	$28.5	$16.8
Non-U.S. tax rates	.3	(1.6)	.3
German tax attribute adjustment	17.5	(21.7)	8.7
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	.2	2.3	(1.7)
Nondeductible expenses	4.6	4.4	2.9
U.S. state income taxes, net	4.3	1.1	(.5)
Tax contingency reserve adjustment, net	(11.5)	(10.7)	(2.0)
Foreign tax rate changes	.9	(1.1)	91.0
Assessment (refund) of prior year income taxes	2.3	(1.4)	(.9)
Other, net	.2	(.5)	.1

Provision for income taxes (benefit)	$67.4	$(.7)	$114.7

	Years ended December 31,
	2005	2006	2007
	(In millions)

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$8.2	$5.5	$(1.2)
Non-U.S.	32.4	22.0	10.9

	40.6	27.5	9.7
Deferred income taxes (benefit):
U.S. federal and state	(1.0)	.4	(1.5)
Non-U.S.	27.8	(28.6)	106.5

	26.8	(28.2)	105.0

Provision for income taxes (benefit)	$67.4	$(.7)	$114.7

Comprehensive provision for income taxes allocable to:
Net income	$67.4	$(.7)	$114.7
Other comprehensive income -
Pension plans	(33.8)	7.1	28.5
OPEB	-	-	.1
Adoption of SFAS No. 158:
Pension plans	-	(20.0)	(1.2)
OPEB	-	.3	-

Total	$33.6	$(13.3)	$142.1

The components of our net deferred income taxes at December 31, 2006 and 2007, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

	December 31,
	2006		2007
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$2.5	$(2.4)	$.6	$(3.0)
Property and equipment	19.4	(55.9)	.1	(58.8)
Accrued postretirement benefits other than pension (“OPEB”) costs	2.9	-	3.6	-
Pension asset	-	(37.6)	-	(31.5)
Accrued pension cost	68.5	-	37.4	-
Other accrued liabilities and deductible differences	25.5	-	23.5	-
Other taxable differences	-	(20.3)	-	(5.2)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(4.9)	-	(3.5)
Tax loss and tax credit carryforwards	219.3	-	158.7	-
Valuation allowance	-	-	(3.0)	-
Adjusted gross deferred tax assets (liabilities)	338.1	(121.1)	220.9	(102.0)
Netting of items by tax jurisdiction	(71.6)	71.6	(50.5)	50.5
	266.5	(49.5)	170.4	(51.5)
Less net current deferred tax asset (liability)	2.1	(2.2)	1.6	(3.3)

Net noncurrent deferred tax asset (liability)	$264.4	$(47.3)	$168.8	$(48.2)

	Years ended December 31,
	2005	2006	2007
	(In millions)
Increase in valuation allowance:
Offset to the change in gross deferred income tax assets due to redeterminations of certain tax attributes	$ -	$ -	$ 3.0

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

In August 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates. We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we reported a decrease in our net deferred tax asset in Germany of $90.8 million in the third quarter of 2007, which is recognized as a component of our provision for income taxes.

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

At December 31, 2007, we had the equivalent of $780 million and $215 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date.

Note 10 – Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense approximated $.6 million in 2005, $.6 million in 2006 and $.5 million in 2007.

Defined benefit plans.  We maintain various defined benefit pension plans.  Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan.  Prior to December 31, 2007, we used a September 30 measurement date for our defined benefit pension plans.  Effective December 31, 2007, all of our defined benefit pension plans now use a December 31 measurement date.  See Note 17.

We expect to contribute the equivalent of approximately $22 million to all of our defined benefit pension plans during 2008.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2008	$23.3
2009	22.2
2010	20.9
2011	21.9
2012	24.4
Next 5 years	123.6

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2006	2007
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$429.6	$460.1
Change in measurement date,net	-	7.1
Service cost	7.6	7.9
Interest cost	19.0	22.0
Participant contributions	1.5	2.1
Plan amendments	-	4.4
Actuarial gains	(16.1)	(70.2)
Change in foreign currency exchange rates	39.2	52.8
Benefits paid	(20.7)	(30.7)

Benefit obligations at end of the year	$460.1	$455.5

Change in plan assets:
Fair value of plan assets at beginning of the year	$238.0	$279.8
Change in measurement date, net	-	(2.1)
Actual return on plan assets	14.3	12.6
Employer contributions	26.8	27.1
Participant contributions	1.5	2.1
Change in foreign currency exchange rates	19.9	35.5
Benefits paid	(20.7)	(30.7)

Fair value of plan assets at end of year	$279.8	$324.3

Funded status	$(180.4)	$(131.2)

Amounts recognized in the balance sheet:
Pension asset	$5.6	$7.2
Accrued pension costs:
Current	(.1)	(.1)
Noncurrent	(185.9)	(138.3)

Total	$(180.4)	$(131.2)

Accumulated other comprehensive loss:
Actuarial losses	$188.5	$111.5
Prior service cost	7.4	6.6
Net transition obligations	4.3	3.7

Total	$200.2	$121.8

Accumulated benefit obligations (“ABO”)	$400.3	$384.4

The amounts shown in the table above for actuarial losses, prior service cost and net transition obligations at December 31, 2006 and 2007 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 2006 and 2007.  We expect approximately $4.7 million, $.9 million and $.5 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, as of December 31, 2007 will be recognized as components of our net periodic defined benefit pension cost in 2008.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) during 2007.

Year Ended
December 31, 2007
(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain	$70.4
Plan amendment	(4.4)
Amortization of unrecognized:
Prior service cost	.7
Net transition obligations	.5
Net actuarial losses	8.5
Change in measurement date:
Prior service cost	.2
Net transition obligations	.1
Net actuarial losses	2.4

Total	$78.4

The components of our net periodic defined benefit pension cost are presented in the table below.  During 2007, the amounts shown below for the amortization of unrecognized actuarial losses, prior service cost and net transition obligations, net of deferred income taxes were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net periodic pension cost:
Service cost benefits	$7.4	$7.6	$7.9
Interest cost on PBO	17.7	19.0	22.0
Expected return on plan assets	(15.7)	(15.9)	(17.2)
Amortization of prior service cost	.6	.6	.7
Amortization of net transition obligations	.4	.4	.5
Recognized actuarial losses	3.7	8.7	8.5

Total	$14.1	$20.4	$22.4

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2006	2007
	(In millions)

PBO at end of the year:
U.S. plans	$14.3	$14.1
Non-U.S. plans	445.8	441.4

Total	$460.1	$455.5

Fair value of plan assets at end of the year:
U.S. plans	$19.1	$20.5
Non-U.S. plans	260.7	303.8

Total	$279.8	$324.3

Plans for which the ABO exceeds plan assets (all non-U.S. plans):
PBO	$445.8	$287.4
ABO	361.7	240.6
Fair value of plan assets	260.7	164.4

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2006 and 2007 are presented in the table below.  Such weighted-average rates were determined using the projected benefit obligations at each date.

Rate	December 31,
	2006	2007

Discount rate	4.7%	5.5%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2005, 2006 and 2007 are presented in the table below.  The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

Rate	Years ended December 31,
	2005	2006	2007

Discount rate	5.2%	4.3%	4.7%
Increase in future compensation levels	2.8%	2.8%	3.0%
Long-term return on plan assets	6.4%	6.1%	6.2%

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
•
In Canada, we currently have a plan asset target allocation of 60% to equity managers and 40% to fixed income managers.  We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•
In Norway, we currently have a plan asset target allocation of 14% to equity managers, 64% to fixed income managers and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 8.5%, 5.0% and 4.5%, respectively.

•
In the U.S., all of the assets were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

        The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2005, 2006 and 2007, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of such long-term rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT’s managers.  During the 20-year history of the CMRT from its inception in 1987 through December 31, 2007, the average annual rate of return has been 14% (including a 17% return for 2006 and a 11% return for 2007).

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2006
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	97%	23%	66%	13%
Fixed income securities	2	48	32	64
Real estate	1	14	-	-
Cash, cash equivalents and other	-	15	2	23

Total	100%	100%	100%	100%

	December 31, 2007
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	98%	28%	60%	18%
Fixed income securities	-	49	34	68
Real estate	2	12	-	-
Cash, cash equivalents and other	-	11	6	14

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

Postretirement benefits other than pensions (“OPEB”).  We provide certain health care and life insurance benefits for eligible retired employees.  Certain of our Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for us.  In 1989 we began phasing out such benefits for active U.S. employees over a ten-year period and U.S. employees retiring after 1998 are not entitled to any such benefits.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We use a December 31 measurement date for our OPEB plans.  We have no OPEB plan assets, rather, we fund medical claims as they are paid.  Benefit payments to OPEB plans are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2008	$.8
2009	.7
2010	.7
2011	.7
2012	.6
Next 5 years	2.9

The funded status of our OPEB plans is presented in the table below:

	Years ended December 31,
	2006	2007
	(In millions)

Change in accumulated OPEB obligations:
Obligations at beginning of the year	$11.3	$10.8
Service cost	.3	.3
Interest cost	.6	.7
Actuarial gains	(.4)	(.2)
Plan amendments	-	(.1)
Change in foreign currency exchange rates	-	1.3
Benefits paid from employer contributions	(1.0)	(.4)

Obligations at end of the year	10.8	12.4

Fair value of plan assets	-	-

Funded status	$(10.8)	$(12.4)

Amounts recognized in the balance sheet:
Current accrued pension costs	$(1.0)	$(.8)
Noncurrent accrued pension costs	(9.8)	(11.6)

Total	$(10.8)	$(12.4)

Accumulated other comprehensive income:
Net actuarial losses	$.6	$.3
Prior service credit	(1.0)	(.9)

Total	$(.4)	$(.6)

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2006 and 2007 have not yet been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income (loss).  We expect to recognize approximately $.1 million of the unrecognized actuarial losses and $.2 million of prior service credit as components of our periodic OPEB cost in 2008.  See Note 17.

The table below details the changes in benefit obligations recognized in other comprehensive income during 2007.

Year Ended
December 31, 2007
(In millions)
Changes in benefit obligations recognized in other comprehensive income:
Current year:
Net actuarial gain	$.2
Plan amendment	.1
Amortization of unrecognized:
Prior service credit	(.2)
Net actuarial losses	.1

Total	$.2

At December 31, 2007, the accumulated OPEB obligations for all OPEB plans was comprised of $3.4 million related to U.S. plans and $9.0 million related to our Canadian plan (2006 - $3.8 million and $7.0 million, respectively).

The components of our periodic OPEB costs are presented in the table below.  During 2007, the amounts shown below for the amortization of recognized actuarial losses and prior service credit, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net periodic OPEB cost (credit):
Service cost	$.2	$.3	$.3
Interest cost	.5	.6	.7
Amortization of prior service credit	(.6)	(.2)	(.2)
Recognized actuarial losses	.1	.1	.1

Total	$.2	$.8	$.9

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2006 and 2007 are presented in the table below.  The weighted average discount rate was determined using the projected benefit obligation as of such dates.  The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

	2006	2007

Healthcare inflation:
Initial rate	7.0%	8.5%
Ultimate rate	5.5%	5.5%
Year of ultimate rate achievement	2010	2014
Weighted average discount rate	5.8%	6.2%

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Effect on net OPEB cost during 2007	$(.2)	$.2
Effect at December 31, 2007 on postretirement obligation	(1.7)	1.4

The weighted average discount rate used in determining the net periodic OPEB cost for 2007 was 5.8% (2006 – 5.6%; 2005 – 5.7%).  Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year.  The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.  The impact of assumed rate of return on plan assets also does not have a material affect on the net periodic OPEB cost as there were no plan assets as of December 31, 2006 or 2007.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  We are eligible for the federal subsidy.   We account for the effect of this subsidy prospectively from the date we determine actuarial equivalence.  The subsidy did not have a material impact on the applicable accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

Note 11 – Other noncurrent liabilities:

	December 31, 2006	December 31, 2007
	(In millions)

Reserve for uncertain tax positions	$-	$14.9
Employee benefits	6.9	8.2
Insurance claims and expenses	1.9	2.3
Other	6.5	6.0

Total	$15.3	$31.4

Note 12 – Common stock compensation and other stock transactions:

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

At December 31, 2007, our employees held options to purchase approximately 97,000 shares of NL common stock.  These options are exercisable at various dates through 2011; 25,000 have exercise prices ranging from $2.66 to $5.63 per share and 72,000 have an exercise price of $11.49 per share.

At December 31, 2007, all of the outstanding options were exercisable, with an aggregate intrinsic value (defined as the excess of the market price of NL’s common stock over the exercise price) of $151,000.  Of such outstanding options, 25,000 had exercise prices less than NL’s December 31, 2007 quoted market price of $11.43 per share.  Outstanding options at December 31, 2007 expire at various dates through 2011.

The intrinsic value of these NL options that were exercised aggregated $1.2 million in 2005, $.1 million in 2006 and nil in 2007 and the related income tax benefit from such exercises was $.4 million in 2005, less than $.1 million in 2006 and nil in 2007.

Long-term incentive compensation plan.  We have a long-term incentive compensation plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights.  Up to 150,000 shares of our common stock may be issued pursuant to this plan.  As of December 31, 2007, no options had been granted pursuant to this plan, and 136,500 shares were available for future grants.  During each of 2005, 2006 and 2007, we awarded an aggregate of 3,500 shares of our common stock pursuant to this plan to members of our board of directors.

Other capital transactions.  In December 2005, NL sold certain shares of our common stock in market transactions.  Within six months of such sale by NL, Valhi purchased shares of our common stock in market transactions.  In settlement of any alleged short-swing profits derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Valhi remitted approximately $1.2 million to us during 2005.  We recorded these amounts, net of applicable income taxes, as capital contributions that increased our additional paid-in capital.

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

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2006	2007
	(In millions)

Current receivables from affiliate:
Income taxes receivable from Valhi	$-	$2.7
Other	.2	.2

Total	$.2	$2.9

Current payables to affiliates:
LPC	$10.3	$11.3
Income taxes payable to Valhi	.3	-
Other	.2	-

Total	$10.8	$11.3

Amounts payable to LPC are generally for the purchase of TiO2 (see Note 6).  Purchases of TiO2 from LPC were $109.4 million in 2005, $124.2 million in 2006, and $124.6 million in 2007.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  The net ISA fee charged to us, approved by the independent members of our board of directors, is included in selling, general and administrative expense and corporate expense and was $5.7 million in 2005, $6.3 million in 2006, and $6.5 million in 2007.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI by us and our joint venture were $7.0 million in 2005, $8.2 million in 2006, $6.9 million in 2007. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2008.

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

Concentrations of credit risk.  Sales of TiO2 accounted for approximately 90% of our sales during each of the past three years.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 4,000 customers, with the top ten customers approximating 26% of net sales in 2005, 28% of net sales in 2006 and 27% of net sales in 2007. We did not have sales to a single customer of over 10% in any of the previous three years.  By volume, approximately one-half of our TiO2 sales were to Europe in each of the past three years and approximately 38% in 2005, 36% in 2006 and 34% in 2007 were attributable to North America.

Long-term contracts.  We have long-term supply contracts that provide for our TiO2 feedstock requirements through 2011.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $712 million at December 31, 2007.

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

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $11 million in each of 2005, 2006 and 2007.  At December 31, 2007, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2008	$9.5
2009	6.8
2010	5.1
2011	3.2
2012	2.9
2013 and thereafter	21.6

Total	$49.1

Approximately $24 million of the $49.1 million aggregate future minimum rental commitments at December 31, 2007 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2007.  As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes. We and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, along with every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Note 15 – Other income:

	Years ended December 31,
	2005	2006	2007
	(In millions)

Business interruption insurance proceeds	$-	$1.8	$-
Other income	.6	.4	1.4

Total	$.6	$2.2	$1.4

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

Note 16 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31,		December 31,
	2006		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents, restricted cash and noncurrent restricted marketable debt securities	$67.6	$67.6	$77.2	$77.2

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$525.0	$512.5	$585.5	$507.7
Revolving credit facility	6.5	6.5	15.4	15.4
Common stockholders’ equity	448.4	1,593.9	411.0	854.3

Fair value of our restricted marketable debt securities, the 6.5% Notes and the fair value of our common stockholders’ equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by SFAS No. 157, Fair Value Measurements.  See Note 17.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  During 2006 and 2007, we have not used hedge accounting for any of our contracts.  We held no such currency forward contracts at December 31, 2006 or 2007 and held no other significant derivative contracts at December 31, 2006 or 2007.

Note 17 – Recent accounting pronouncements:

Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  The effect of adopting the asset and liability recognition requirements of this standard resulted in a $37.4 million net decrease in our accumulated other comprehensive income, consisting of a $37.5 million loss related to our defined benefit pension plans and $.1 million of income related to our postretirement benefit plans.  Starting January 1, 2007, we now recognize all changes in the funded status of these plans through comprehensive income, net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

In addition, prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans. In accordance with the measurement date requirements of this standard, effective December 31, 2007 we commenced to use a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations. Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net income for 2007, and one-fifth of such the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained deficit in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in our accumulated other comprehensive income.  See Note 10.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008, except for non financial assets and liabilities, which will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for non financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is also an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect.  SFAS No. 159 becomes effective for us on January 1, 2008.  We do not expect to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

        Business Combinations – Also in December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.

Uncertain Tax Positions - On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN 48 on January 1, 2007, we increased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $14.1 million to $16.3 million and accounted for such $2.2 million increase as a reduction of retained earnings in accordance with the transition provisions of the new standard.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 was not material, and at December 31, 2007 we had $3.0 million accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007:

Amount
(In millions)

Unrecognized tax benefits:
Amount at adoption of FIN 48	$12.6
Tax positions taken in prior periods:
Gross increases	-
Gross decreases	(1.9)
Tax positions taken in current period:
Gross increases	2.2
Gross decreases	-
Settlements with taxing authorities – cash paid	(.3)
Lapse of applicable statute of limitations	(1.7)
Change in foreign currency exchange rates	1.0

Amount at December 31, 2007	$11.9

If our uncertain tax positions were recognized, a benefit of $14.9 million would affect our effective income tax rate from continuing operations.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway.  Our domestic income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2003 for Germany, 2002 for Belgium and Canada and 1998 for Norway.

Note 18 -                                Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

Year ended December 31, 2006
Net sales	$304.3	$345.1	$331.6	$298.4
Gross margin	75.8	80.9	76.4	77.4

Net income	15.7	12.8	12.2	41.3
Basic and diluted earnings per common share	$.32	$.26	$.25	$.84

Year ended December 31, 2007
Net sales	$314.0	$342.6	$343.3	$310.4
Gross margin	70.4	63.6	66.9	50.5

Net income (loss)	12.9	-	(81.2)	1.6
Basic and diluted earnings per common share	$.26	$-	$(1.66)	$.03

In the fourth quarter of 2007 we determined that a liability established in 1992 was no longer necessary.  Therefore, net income for the fourth quarter of 2007 includes $.8 million ($.5 million net of income tax), or $.01 per diluted share related to the reversal of this non current liability.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)
	December 31,
	2006	2007

Current assets:
Cash and cash equivalents	$.1	$-
Receivables from subsidiary	5.3	13.9
Prepaid expenses	.3	.3

Total current assets	5.7	14.2

Other assets:
Notes receivable from subsidiary	5.9	-
Investment in subsidiaries	657.5	668.6
Other	.3	.5

Total other assets	663.7	669.1

Total assets	$669.4	$683.3

Current liabilities:
Accounts payable and accrued liabilities	$.4	$.1
Payable to affiliate and subsidiary	.3	28.7

Total current liabilities	.7	28.8

Noncurrent liabilities:
Notes payable to subsidiary	215.4	240.0
Deferred income taxes	4.9	3.5

Total noncurrent liabilities	220.3	243.5

Stockholders’ equity	448.4	411.0

Total liabilities and stockholders’ equity	$669.4	$683.3

Contingencies (Note 4)

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2005	2006	2007

Revenues and other income:
Equity in earnings (loss) of subsidiaries	$77.9	$96.9	$(57.4)
Interest income from affiliates	2.6	.6	.1
Interest and dividends	.1	-	-
Other income	1.8	.8	5.6

Total revenues and other income	82.4	98.3	(51.7)

Costs and expenses:
General and administrative	2.0	2.3	2.5
Intercompany interest and other	18.9	18.8	20.6
Other expense	-	.2	-

Total costs and expenses	20.9	21.3	23.1

Income (loss) before income taxes	61.5	77.0	(74.8)

Income tax benefit	10.0	5.0	8.1

Net income (loss)	$71.5	$82.0	$(66.7)

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$71.5	$82.0	$(66.7)
Cash distributions from subsidiaries	25.5	50.1	34.9
Deferred income taxes	(4.3)	1.9	(2.1)
Equity in earnings of subsidiaries	(77.9)	(96.9)	57.4
Other, net	(.2)	.4	(.6)
Net change in assets and liabilities	(2.5)	(5.0)	20.3

Net cash provided by operating activities	12.1	32.5	43.2

Cash flows from investing activities:
Loans to affiliates	-	(32.7)	-
Collections of loans to affiliates	28.0	49.4	5.9
Other, net	-	(.3)	(.2)

Net cash provided by investing activities	28.0	16.4	5.7

Cash flows from financing activities:
Dividends paid	(49.0)	(49.0)	(49.0)
Capital contributions	1.4	-	-

Net cash used by financing activities:	(47.6)	(49.0)	(49.0)

Net change during the year from operating, investing and financing activities	(7.5)	(.1)	(.1)

Balance at beginning of year	7.7	.2	.1

Balance at end of year	$.2	$.1	$-

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Notes to Condensed Financial Information

Note 1 - Basis of presentation:

The accompanying financial statements of Kronos Worldwide, Inc. reflect our investment in majority-owned subsidiaries on the equity method.  The Consolidated Financial Statements of Kronos and its majority-owned subsidiaries (the “Company”) and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Receivable from (payable to) subsidiaries and affiliates:

	December 31,
	2006	2007
	(In millions)

Current:
Receivable from:
Kronos Louisiana, Inc. (“KLA”)	$1.8	$9.7
Valhi – income taxes	-	2.7
KLA – income taxes	3.5	1.5

Total	$5.3	$13.9

Payable to:
Kronos (US), Inc. (“KUS”)	$-	$(28.7)
Valhi – income taxes	(.3)	-

Total	$(.3)	$(28.7)

Noncurrent:
Receivable from KUS	$5.9	$-

Payable to KII	$(215.4)	$(240.0)

Prior to 2005, KII loaned us an aggregate euro 163.1 million ($209.5 million at the borrowing date) instead of paying us cash dividends.  Interest on both notes is payable on a quarterly basis at an annual rate of 9.25%, such interest was and is expected to be paid quarterly.  The notes mature on December 31, 2010, with all principal due at that date.  The notes are unsecured, contain no financial covenants and provide for default only upon our failure to pay any amount when due (subject to a short grace period).    Due to the long-term investment nature of these notes, settlement of the principal balance of the notes is not contemplated within the foreseeable future.  We currently expect that settlement of the principal amount of the notes will occur through a capital transaction.  We recognize interest expense on such notes, which is expected to be paid quarterly, as incurred.  Until such time as the notes are settled, we will recognize interest expense on the promissory notes.

Note 3 – Investment in subsidiaries:

	December 31,
	2006	2007
	(In millions)

Investment in:
KLA	$148.4	$185.0
KC	88.1	92.7
KII	421.0	390.9

Total	$657.5	$668.6

	2005	2006	2007
	(In millions)

Equity in earnings (loss) from continuing operations of subsidiaries:
KLA	$19.7	$17.5	$12.1
KC	1.4	5.0	(11.8)
KII	56.8	74.4	(57.7)

Total	$77.9	$96.9	$(57.4)

Note 4 - Contingencies:

See Note 14 to the Consolidated Financial Statements.