Form 10-Q
period 2008-09-30
KRONOS WORLDWIDE INC
filed 2008-11-03
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008
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

Number of shares of the Registrant's common stock outstanding on October 31, 2008: 48,960,049.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2007; September 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and nine months ended September 30, 2007 and 2008	5

	Condensed Consolidated Statement of Stockholders'
	Equity and Comprehensive Income (Loss) (Unaudited) –
	Nine months ended September 30, 2008	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2007 and 2008	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	25

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2007	2008
		(Unaudited)

Current assets:
Cash and cash equivalents	$72.2	$30.3
Restricted cash	1.8	1.2
Accounts and other receivables	227.3	260.5
Inventories	312.8	301.9
Prepaid expenses	6.0	8.0
Deferred income taxes	1.6	1.6

Total current assets	621.7	603.5

Other assets:
Investment in TiO2 manufacturing joint venture	118.5	113.6
Deferred income taxes	168.8	171.4
Other	19.5	19.6

Total other assets	306.8	304.6

Property and equipment:
Land	39.7	39.4
Buildings	232.6	230.1
Equipment	1,009.8	1,006.8
Mining properties	89.7	87.2
Construction in progress	45.6	61.4

	1,417.4	1,424.9
Less accumulated depreciation and amortization	890.9	902.3

Net property and equipment	526.5	522.6

Total assets	$1,455.0	$1,430.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	September 30, 2008
		(Unaudited)

Current liabilities:
Current maturities of long-term debt	$16.2	$.8
Accounts payable and accrued liabilities	195.4	198.9
Income taxes	9.6	8.2
Deferred income taxes	3.3	2.2

Total current liabilities	224.5	210.1

Noncurrent liabilities:
Long-term debt	590.0	635.0
Deferred income taxes	48.2	46.2
Accrued pension cost	138.3	128.6
Accrued postretirement benefit cost	11.6	11.4
Other	31.4	31.0

Total noncurrent liabilities	819.5	852.2

Stockholders' equity:
Common stock	.5	.5
Additional paid-in capital	1,061.7	1,061.8
Retained deficit	(527.9)	(562.8)
Accumulated other comprehensive loss	(123.3)	(131.1)

Total stockholders' equity	411.0	368.4

Total liabilities and stockholders’ equity	$1,455.0	$1,430.7

Commitments and contingencies (Notes 7 and 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)

Net sales	$343.3	$345.6	$999.9	$1,070.0
Cost of sales	276.4	295.2	799.0	903.3

Gross margin	66.9	50.4	200.9	166.7

Selling, general and administrative expense	41.8	43.9	121.9	134.2
Currency transaction gains (losses), net	(1.3)	2.6	.7	(.3)
Other operating income (expense), net	(1.7)	(1.2)	(4.7)	(4.9)

Income from operations	22.1	7.9	75.0	27.3

Other income (expense):
Interest income	.7	.3	1.7	.9
Interest expense	(10.0)	(11.3)	(29.3)	(33.0)

Income (loss) before income taxes	12.8	(3.1)	47.4	(4.8)

Provision for income taxes (benefit)	94.0	.5	115.7	(6.6)

Net income (loss)	$(81.2)	$(3.6)	$(68.3)	$1.8

Net income (loss) per basic and diluted share	$(1.66)	$(.07)	$(1.40)	$.04

Cash dividends per share	$.25	$.25	$.75	$.75

Basic and diluted weighted-average shares used in the calculation of net income (loss) per share	49.0	49.0	49.0	49.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2008

(In millions)

		Additional		Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	comprehensive loss	stockholders' equity	Comprehensive loss
	(Unaudited)

Balance at December 31, 2007	$.5	$1,061.7	$(527.9)	$(123.3)	$411.0

Net income	-	-	1.8	-	1.8	$1.8

Other comprehensive loss, net	-	-	-	(7.8)	(7.8)	(7.8)

Issuance of common stock	-	.1	-	-	.1	-

Dividends	-	-	(36.7)	-	(36.7)	-

Balance at September 30, 2008	$.5	$1,061.8	$(562.8)	$(131.1)	$368.4

Comprehensive loss						$(6.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
	Nine months ended September 30,
	2007	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(68.3)	$1.8
Depreciation and amortization	36.1	40.2
Deferred income taxes	99.0	(7.7)
Distributions from (contributions to) to TiO2 manufacturing joint venture	(3.9)	4.9
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	.2	(4.3)
Other postretirement benefits	.1	.2
Other, net	3.8	1.8
Change in assets and liabilities:
Accounts and other receivables	(47.5)	(40.3)
Inventories	21.4	3.0
Prepaid expenses	(4.1)	(2.2)
Accounts payable and accrued liabilities	25.9	14.7
Income taxes	10.2	(2.0)
Accounts with affiliates	(2.4)	3.5
Other, net	(1.8)	-

Net cash provided by operating activities	68.7	13.6

Cash flows from investing activities:
Capital expenditures	(29.4)	(54.3)
Change in restricted cash equivalents	.6	.6
Other, net	.1	-

Net cash used in investing activities	(28.7)	(53.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	263.3	318.2
Principal payments	(247.3)	(281.6)
Deferred financing costs	-	(1.2)
Dividends paid	(36.7)	(36.7)

Net cash used in financing activities	(20.7)	(1.3)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	19.3	(41.4)
Currency translation	4.3	(.5)
Cash and cash equivalents at beginning of period	63.3	72.2

Cash and cash equivalents at end of period	$86.9	$30.3

Supplemental disclosures:
Cash paid (received) for:
Interest	$19.2	$23.2
Income taxes	10.1	(.2)
Accrual for capital expenditures	-	3.3

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 1 -   Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI).  At September 30, 2008, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of our common stock.  Valhi owns approximately 83% of NL's outstanding common stock. Approximately 94% of Valhi's outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity and Comprehensive Income (Loss) at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2007	September 30, 2008
	(In millions)

Trade receivables	$189.9	$231.4
Recoverable VAT and other receivables	28.7	22.9
Refundable income taxes	7.5	7.8
Receivable from affiliates:
Income taxes, net - Valhi	2.7	-
Other	.2	-
Allowance for doubtful accounts	(1.7)	(1.6)

Total	$227.3	$260.5

Note 3 - Inventories, net:

	December 31, 2007	September 30, 2008
	(In millions)

Raw materials	$66.2	$48.1
Work in process	19.9	16.8
Finished products	170.9	179.6
Supplies	55.8	57.4

Total	$312.8	$301.9

Note 4 - Other noncurrent assets:

	December 31, 2007	September 30, 2008
	(In millions)

Deferred financing costs, net	$8.3	$7.9
Pension asset	7.2	8.1
Restricted marketable debt securities	3.2	3.0
Other	.8	.6

Total	$19.5	$19.6

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2007	September 30, 2008
	(In millions)

Accounts payable	$105.7	$88.0
Employee benefits	26.5	28.3
Accrued sales discounts and rebates	15.2	22.4
Accrued interest	8.2	17.6
Payable to affiliates – Louisiana Pigment Company, L.P.	11.3	10.0
Other	28.5	32.6

Total	$195.4	$198.9

Note 6 - Long-term debt:

	December 31, 2007	September 30, 2008
	(In millions)

Kronos International, Inc. - 6.5% Senior Secured Notes	$585.5	$580.7
Revolving credit facilities:
U.S. bank credit facility	15.4	28.8
European bank credit facility	-	21.9
Other	5.3	4.4

Total debt	606.2	635.8
Less current maturities	16.2	.8

Total long-term debt	$590.0	$635.0

Revolving credit facilities – During the first nine months of 2008, we borrowed a net euro 15.0 million ($24.4 million when borrowed/repaid) under our European bank credit facility and a net $13.4 million under our U.S. bank credit facility.  The average interest rate on these outstanding borrowings at September 30, 2008 was 6.7% and 5.0%, respectively.  See Note 12.

During the second quarter of 2008, we amended our European revolving bank credit facility to extend the maturity date by three years to May 2011.  As part of such amendment, the interest rate on outstanding borrowings under the credit facility increased to the applicable interbank rate plus 1.75%.  All of the other terms and debt covenants of the amended facility remain substantially the same.

During the third quarter of 2008, we amended our U.S. revolving bank credit facility to extend the maturity date by three years to September 2011.  As part of this amendment, we increased the size of the facility from $50.0 million to $70.0 million, and the interest rate on outstanding borrowings increased.  Borrowings now bear interest at either the prime rate (prime plus 0.25% in some cases) or rates based upon the Eurodollar rate plus a range of 2.25% to 2.75%.  All of the other terms and debt covenants of the amended facility remain substantially the same.

Our Canadian bank credit facility currently matures in January 2009.  We are in the process of renegotiating our Canadian facility, and expect to have a new extension agreement in place prior to the maturity date.

Note 7 - Income taxes:

	Nine months ended September 30,
	2007	2008
	(In millions)

Expected tax expense (benefit), at U.S. Federal statutory income tax rate of 35%	$16.6	$(1.7)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(1.2)	(.3)
Non-U.S. tax rates	(.1)	.5
Nondeductible expenses	2.3	1.1
U.S. state income taxes, net	.4	.4
Change in reserve for uncertain tax positions	(1.1)	.8
German tax rate change	90.8	-
German tax attribute adjustment	8.7	(7.2)
Other, net	(.7)	(.2)

Total	$115.7	$(6.6)

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

Note 8 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$2.0	$1.7	$5.9	$5.2
Interest cost	5.8	6.1	16.3	18.6
Expected return on plan assets	(4.3)	(5.2)	(12.7)	(15.6)
Amortization of prior service cost	.2	.3	.5	.7
Amortization of net transition obligations	.1	.1	.3	.4
Recognized actuarial losses	2.0	1.4	6.1	3.8

Total	$5.8	$4.4	$16.4	$13.1

Future variances from assumed actuarial rates, including the rate of return on our defined benefit pension plan assets as well as changes in the discount rate used to determine the projected benefit obligation, may result in increases or decreases to pension plan assets and liabilities, defined benefit pension expense and credits and funding requirements in future periods.  We use a December 31st measurement date for our defined benefit pension plans.  Given the current uncertainty of the global economy, our pension plan assets may be significantly lower at December 31, 2008 as compared to December 31, 2007.

Postretirement benefits - The components of net periodic postretirement benefits other than pensions (“OPEB”) cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$-	$.1	$.2	$.2
Interest cost	.2	.2	.5	.6
Amortization of prior service credit	(.1)	(.1)	(.2)	(.2)
Recognized actuarial losses	.1	-	.1	.1

Total	$.2	$.2	$.6	$.7

Contributions – We expect our 2008 contributions for our pension and postretirement plans to be consistent with the amounts we disclosed in our 2007 Annual Report.

Note 9 – Other noncurrent liabilities:

	December 31, 2007	September 30, 2008
	(In millions)

Reserve for uncertain tax positions	$14.9	$15.3
Employee benefits	8.2	8.1
Insurance claims and expenses	2.3	1.6
Other	6.0	6.0

Total	$31.4	$31.0

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

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first nine months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

 Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or September 30, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

Note 12 – Subsequent event:

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes.  These loans and advances are generally entered into for cash management purposes, in which the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is able to pay a lower rate of interest than would be paid if the borrower had incurred third-party indebtedness.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risk in the terms of the applicable loan.  In this regard, in October 2008 the independent members of the Board of Directors of both us and NL approved terms for us borrowing up to $40 million from NL.  Our borrowings from NL under the revolving note will be unsecured, bear interest at prime rate minus 1.5% with all principal due on demand (and no later than December 31, 2009).  The amount of the outstanding borrowings at any time is solely at the discretion of NL.  We intend to use any borrowings from NL to reduce the outstanding balance under our U.S. revolving bank credit facility.  At October 31, 2008 we had borrowings of $33.3 million outstanding under this revolving note with NL, which we used to repay borrowings under our U.S. bank credit facility.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the nine months ended September 30, 2008, approximately one-half of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  In addition, we also have an estimated 15% share of North American TiO2 sales volumes.  Our production facilities are located throughout Europe and North America.

We reported a net loss of $3.6 million, or $.07 per diluted share, in the third quarter of 2008 as compared to a net loss of $81.2 million, or $1.66 per diluted share, in the third quarter of 2007.  For the first nine months of 2008, we reported net income of $1.8 million, or $.04 per diluted share, compared to a net loss of $68.3 million, or $1.40 per diluted share, in the first nine months of 2007.  Our diluted earnings per share increased from the 2007 periods to the 2008 periods primarily due to the net effects of an income tax benefit we recognized in 2008, lower income from operations in 2008 resulting principally from higher raw material and energy costs, and an income tax charge we recognized in 2007 associated with the adjustment of certain German income tax attributes.

Our net income in the first nine months of 2008 includes a second quarter income tax benefit of $7.2 million, or $.15 per diluted share, related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany.  Our net loss for the first nine months of 2007 includes (i) a third quarter non-cash charge of $1.85 per diluted share relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in their income tax rates, (ii) an income tax benefit of $.02 per diluted share due to a net decrease in our income tax contingency reserves and (iii) a second quarter non-cash charge of $.18 per diluted share related to the adjustment of certain German income tax attributes.

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

•	Changes in raw material and other operating costs (such as energy costs),
•	The possibility of labor disruptions,
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
•	Competitive products and substitute products,
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	The introduction of trade barriers,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to renew or refinance credit facilities,
•	Our ability to maintain sufficient liquidity,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•
The ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefit of which has been recognized under the more likely than not recognition criteria,

•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities),
•	Government laws and regulations and possible changes therein,
•	The ultimate resolution of pending litigation and
•	Possible future litigation.

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

Quarter ended September 30, 2008 compared to the
Quarter ended September 30, 2007 -

	Three months ended September 30,
	2007		2008
	(Dollars in millions)

Net sales	$343.3	100%	$345.6	100%
Cost of sales	276.4	81%	295.2	85%
Gross margin	66.9	19%	50.4	15%
Other operating expenses, net	44.8	13%	42.5	12%
Income from operations	$22.1	6%	$7.9	3%

				%
				Change
TiO2 operating statistics:
Sales volumes*	138		121	(12)%
Production volumes*	126		126	-%

Percent change in net sales:
TiO2 product pricing				6%
TiO2 sales volumes				(12)%
TiO2 product mix				-%
Changes in currency exchange rates				7%

Total				1%
________________________________

* Thousands of metric tons

Net sales – Net sales increased 1% or $2.3 million compared to the third quarter of 2007 due to a 6% increase in average TiO2 selling prices and the favorable effect of changes in currency exchange rates, almost completely offset by a 12% decrease in sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $24 million, or 7%, compared to the same period in 2007.

Sales volumes in the third quarter of 2008 were 12% lower compared to 2007 as a result of lower demand due to the general downturn in economic growth in all markets.  We expect our sales volumes in the fourth quarter of 2008 to be lower than the third quarter of 2008, and we expect our sales volumes for the full year 2008 to be lower than the full year 2007.

Cost of sales - Cost of sales increased $18.8 million or 7% in the third quarter of 2008 compared to 2007 due to the impact of a 27% increase in utility costs (primarily energy costs), a 12% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 85% in the third quarter of 2008 compared to 81% in the third quarter of 2007 as higher average selling prices were not able to offset the unfavorable effects of higher operating costs.  TiO2 production volumes in the third quarter of 2008 were comparable to the same period in 2007, with operating rates near full capacity in both periods.

Income from operations – Income from operations for the third quarter of 2008 declined by 64% to $7.9 million compared to the same period in 2007.   Income from operations as a percentage of net sales declined to 3% in the third quarter of 2008 from 6% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 15% for the third quarter of 2008 compared to 19% for the third quarter of 2007.  Gross margin has decreased as our increased operating costs (primarily energy costs and raw materials) and lower sales volumes have more than offset the favorable impact of higher average selling prices.  Changes in currency rates have positively affected our gross margin and income from operations.  We estimate the positive effect of changes in foreign currency exchange rates increased income from operations by approximately $1 million in the third quarter of 2008 as compared to the same period in 2007.

Other non-operating income (expense) – Interest expense increased $1.3 million from $10.0 million in the third quarter of 2007 to $11.3 million in the third quarter of 2008 primarily due to changes in foreign currency exchange rates as well as a higher average balance of outstanding borrowings under our revolving credit facilities, primarily in Europe.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2008 as compared to 2007.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Our provision for income taxes was $.5 million in the third quarter of 2008 compared to $94.0 million in the same period last year.  Our provision for income taxes in the third quarter of 2007 includes a $90.8 million charge related to the reduction of our net deferred income tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates and a $1.2 million income tax benefit due to a net decrease in our income tax contingency reserves.  See Note 7 to our Condensed Consolidated Financial Statements.

Nine months ended September 30, 2008 compared to the
nine months ended September 30, 2007 -

	Nine months ended September 30,
	2007		2008
	(Dollars in millions)

Net sales	$999.9	100%	$1,070.0	100%
Cost of sales	799.0	80%	903.3	84%
Gross margin	200.9	20%	166.7	16%
Other operating expenses, net	125.9	13%	139.4	13%
Income from operations	$75.0	7%	$27.3	3%

				%
				Change
Ti02 operating statistics:
Sales volumes*	400		389	(3)%
Production volumes*	386		390	1%

Percent change in net sales:
TiO2 product pricing				-%
TiO2 sales volumes				(3)%
TiO2 product mix				2%
Changes in currency exchange rates				8%

Total				7%
_________________________________

* Thousands of metric tons

Net sales – Net sales increased 7% or $70.1 million compared to the nine months ended September 30, 2007 as the favorable effect of changes in foreign currency exchange rates more than offset the unfavorable impact of a 3% decrease in sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $77 million, or 8%, compared to the same period in 2007.

Our 3% decrease in sales volumes for the nine months ended September 30, 2008 is primarily due to the net effect of lower demand due to the general downturn in economic growth in European and North American markets somewhat offset by higher demand in export markets.

Cost of sales - Cost of sales increased $104.3 million or 13% in the nine months ended September 30, 2008, compared to the same period in 2007, due to the impact of a 17% increase in utility costs (primarily energy costs), a 9% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 84% in the nine months ended September 30, 2008 compared to 80% in the same period of 2007 primarily due to the unfavorable effects of higher operating costs and flat average selling prices.  TiO2 production volumes increased 1% in the first nine months of 2008 compared to the same period in 2007, with operating rates near full capacity in both periods.  Production volumes in the first nine months of 2008 were a new record for us.

Income from operations – Income from operations for the nine months ended September 30, 2008 declined by 64% to $27.3 million compared to the same period in 2007.  Income from operations as a percentage of net sales declined to 3% in the nine months ended September 30, 2008 from 7% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 16% in 2008 compared to 20% in 2007.  Gross margin has decreased primarily due to increased operating costs (primarily energy costs and raw materials) and lower sales volumes.  Changes in currency rates have negatively affected our gross margin and income from operations.  We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $14 million in the first nine months of 2008 as compared to the same period in 2007.

Other non-operating income (expense) – Interest expense increased $3.7 million from $29.3 million in the nine months ended September 30, 2007 to $33.0 million in the nine months ended September 30, 2008 primarily due to changes in foreign currency exchange rates as well as a higher average balance of outstanding borrowings under our revolving credit facilities, primarily in Europe.

Provision for income taxes – Our income tax benefit was $6.6 million in the first nine months of 2008 compared to a provision of $115.7 million in the same period last year.  Our income tax benefit in 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  Our provision for income taxes in 2007 includes a third quarter $90.8 million charge related to the reduction of our net deferred income tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates, a third quarter $1.2 million income tax benefit due to a net decrease in our income tax contingency reserves and a second quarter $8.7 million charge related to the adjustment of certain German income tax attributes.  See Note 7 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our foreign operations’ sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our net sales and income from operations in 2008 as compared to 2007.

	Three months ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	Increase (decrease), in millions
Impact on:
Net sales	$24	$77
Income from operations	1	(14)

Outlook

During the second and third quarters of 2008, we and our competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these price increase announcements were implemented during the second and third quarter of 2008, with additional implementation expected during the fourth quarter of 2008.  As a result, we expect our average selling prices in the fourth quarter of 2008 will be higher than our average selling prices during the first nine months of the year.  We expect overall demand will continue to remain good in export markets, while demand in North America and Europe will be somewhat weaker for the remainder of the year.  Overall, we expect our income from operations for the fourth quarter of 2008 will be higher than the third quarter of 2008, as the favorable effects of anticipated improvements in product pricing are expected to offset higher production costs and seasonably lower sales volumes.  However, income from operations for the full year 2008 is expected to be lower than 2007.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

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

Our cash provided by operating activities was $13.6 million in the first nine months of 2008 compared to $68.7 million in the first nine months of 2007.  This $55.1 million decrease in the amount of cash provided is due primarily to the net effects of the following items:
•	Lower income from operations in 2008 of $47.7 million;
•	Higher net distributions from our TiO2 joint venture in 2008 of $8.8 million due to relative changes in their cash requirements;
•	Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $14.4 million in 2008 due in part to relative changes in our inventory levels, as discussed below;
•	Lower cash paid for income taxes in 2008 of $10.3 million due to our reduced profitability; and
•	Higher cash paid for interest in 2008 of $4.0 million due to higher average balances of outstanding borrowings under our revolving credit facilities.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 63 days at December 31, 2007 to 66 days at September 30, 2008 due to the timing of collection on higher accounts receivable balances at the end of September.  For comparative purposes, our average DSO increased from 61 days at December 31, 2006 to 69 days at September 30, 2007.  Our average days sales in inventory (“DSI”) decreased from 59 days at December 31, 2007 to 55 days at September 30, 2008.  For comparative purposes, our average DSI decreased to 50 days at September 30, 2007 from 68 days at December 31, 2006.

Investing activities

Our capital expenditures of $29.4 million and $54.3 million in the nine months ended September 30, 2007 and 2008, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

During the nine months ended September 30, 2008, we had net borrowings of euro 15.0 million ($24.4 million when borrowed/repaid) under our European credit facility and $13.4 million under our U.S. credit facility.

In each of the nine months ended September 30, 2007 and 2008, we paid a quarterly dividend to stockholders of $.25 per share for an aggregate dividend $36.7 million.

Outstanding debt obligations

At September 30, 2008, our consolidated debt was comprised principally of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($580.7 million) due in 2013;
•	euro 15.0 million ($21.9 million) under our European revolving credit facility which matures in May 2011;
•	$28.8 million under our U.S. revolving credit facility which matures in September 2011; and
•	approximately $4.4 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at September 30, 2008.

During the second quarter of 2008, we amended our European revolving bank credit facility to extend the maturity date by three years to May 2011.  During the third quarter of 2008, we amended our U.S. revolving bank credit facility to increase the size of the facility from $50.0 million to $70.0 million and to extend the maturity date by three years to September 2011.  Our Canadian revolving credit facility currently matures in January 2009 and we are in the process of renegotiating this facility, and expect to have a new extension agreement in place prior to the maturity date.  See Note 6 to the Condensed Consolidated Financial Statements.

In October 2008, NL agreed to loan us up to $40 million.  The amount of our outstanding borrowings from NL at any time is solely at NL’s discretion.  We intend to use any borrowings from NL to reduce the outstanding balance under our U.S. revolving bank credit facility.  At October 31, 2008 we had borrowings of $33.3 million outstanding under this revolving note with NL, which we used to repay borrowings under our U.S. bank credit facility.  See Note 12 to the Condensed Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although Kronos International, Inc. (“KII”), our subsidiary, has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At September 30, 2008, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was approximately $53 million.  However, the indenture currently prohibits KII from utilizing such Restricted Payment Basket because KII has not met a specified financial ratio; such prohibition will continue until such time as KII meets the specified financial ratio.

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

At September 30, 2008, unused credit available under all of our existing credit facilities was approximately $131 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $68 million for major improvements and upgrades to our existing facilities during 2008, including the $54 million we have spent through September 30, 2008.

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

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first nine months of 2008.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  We held no such currency forward contracts in the first nine months of 2008.  However, in October 2008 we entered into a series of currency forward contracts to exchange:
•
an aggregate of $35.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to Cdn. $1.26 per U.S. dollar.  These contracts mature from November 2008 through December 2009 at a rate of $2.5 million per month.

•
an aggregate $30.0 million for an equivalent value of Norwegian Kroners at exchange rates ranging from kroner 6.91 to kroner 6.94.  These contracts mature from January 2009 through December 2009 at a rate of $2.5 million per month.

•
an aggregate euro 8.4 million for an equivalent value of Norwegian Kroners at exchange rates ranging from kroner 8.64 to kroner 8.70.  These contracts mature from January 2009 through December 2009 at a rate of euro .7 million per month.

To the extent we held such contracts during 2007, we did not use hedge accounting for any of our contracts, and we do not anticipate using hedge accounting for any of the contracts we entered into in October 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2007 Annual Report for descriptions of certain legal proceedings.

Item 1A.                           Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2007 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2008.

Item 6.                           Exhibits.

      Exhibit No.

10.1 – $40,000,000 Unsecured Revolving Demand Promissory Note dated October 29, 2008 and payable to NL Industries, Inc. – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 29, 2008.

31.1 – Certification

31.2 – Certification

32.1 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          Kronos Worldwide, Inc.
                                                          (Registrant)

Date November 3, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date November 3, 2008	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)