Form 10-K
period 2008-12-31
KRONOS WORLDWIDE INC
filed 2009-03-12
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
X
Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2008
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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes     No  X

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer       Accelerated filer     Non-accelerated filer X  Smaller reporting company

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  X

The aggregate market value of the 2.3 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2008 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $34.7 million.

As of February 27, 2009, 48,960,049 shares of the Registrant's common stock were outstanding.

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

•	Changes in raw material and other operating costs (such as energy costs)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation or solvency of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

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

We believe that we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volume.  Approximately one-half of our 2008 sales volumes was attributable to markets in Europe.  We have an estimated 16% share of North American TiO2 sales volume.  Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas in the world.  We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  It is probable that significant markets for TiO2 could emerge in other areas of the world.  China continues to develop into a significant market and as its economy continues to mature it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.  In addition, growth in recent years in Eastern Europe and the Far East has been significant as the economies in these regions continue developing to the point that quality-of-life products, including TiO2, experience greater demand.

Sales of TiO2 were about 90% of our net sales in 2008.  The remaining 10% of net sales is made up of other product lines that are complementary to TiO2.  These other products are described as follows:

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

•
We manufacture and sell iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production.  These co-product chemicals are marketed through our Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate products are used primarily in pearlescent pigments.

At December 31, 2008, approximately 59% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 36% was owned by NL Industries (NYSE: NL).  Valhi also owns 83% of NL Industries’ outstanding common stock.  Subsidiaries of Contran Corporation held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran Corporation’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control all of these companies.

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

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2008, chloride process production facilities represented approximately 60% of industry capacity.

We produced 514,000 metric tons of TiO2 in 2008, up from the 512,000 metric tons we produced in 2007.  Such production amounts include our 50% interest in the TiO2 manufacturing joint-venture discussed below.  Our average production capacity utilization rates were near full capacity in 2006, 2007 and 2008.  Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that our annual attainable production capacity for 2009 is approximately 532,000 metric tons; however, we do expect that our production volumes in 2009 will be significantly lower than our attainable capacity. See Outlook in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically- integrated producers of sulfate process TiO2 we own and operate a rock ilmenite mine in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2008.  We expect ilmenite production from our mine to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (also a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2009 and Tinfos Titan and Iron KS under a supply contract that expires in 2010.  We expect the raw materials purchased under these contracts to meet our sulfate process feedstock requirements over the next few years.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials purchased or mined in 2008.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	422

Sulfate process plants:
Raw ilmenite ore mined & used internally	305
Purchased slag	30

TiO2 manufacturing joint venture

We hold a 50% interest in a manufacturing joint venture with Huntsman Corporation (Huntsman).  The joint venture owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana.  We share production from the plant equally with Huntsman pursuant to separate offtake agreements.

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

We are required to purchase one-half of the TiO2 produced by the joint venture.  The joint venture is not consolidated in our financial statements, because we do not control it.  We account for our interest in the joint venture by the equity method.  The joint venture operates on a break-even basis, and therefore we do not have any equity in earnings of the joint venture.  We share all costs and capital expenditures of the joint venture equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced.  Our share of the net costs is reported as cost of sales as the related TiO2 is sold.  See Notes 6 and 13 to the Consolidated Financial Statements.

Competition

The TiO2 industry is highly competitive.  Our principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Tronox Incorporated; Huntsman; and Ishihara Sangyo Kaisha, Ltd.  These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 22% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%.  DuPont has about one-half of total North American TiO2 production capacity and is our principal North American competitor.  Tronox filed for Chapter 11 bankruptcy protection in January 2009, and it is unclear how and to what extent Tronox or a successor will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

We compete primarily on the basis of price, product quality, technical service and the availability of high-performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price generally being the most significant competitive factor.  We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 11% share of worldwide TiO2 sales volume in 2008.  Overall, we are the world’s fifth-largest producer of TiO2.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects.  Given the current economic environment and reduced industry demand, we do not expect any significant efforts will be undertaken by us or our competitors to further increase capacity through such projects for the foreseeable future.  In addition, Huntsman announced the closure of one of its European facilities.  We believe further shutdowns or closures in the industry are possible.  Even with these reductions in industry capacity, capacity utilization rates by us and our competitors are expected to be lower in 2009 as compared to 2008 as a response to a reduction in industry-wide demand, which in turn will result in downward pressure on average TiO2 selling prices.  Once the economic environment improves and industry-wide demand increases, the expected reduction in industry-wide capacity through plant shutdowns should have a favorable impact on production capacity utilization, selling prices and profitability.  However, the volatility of the near term economic environment makes it difficult to forecast future demand.  If actual developments differ from our expectations, ours and the TiO2 industry's performances could continue to be unfavorably affected longer than expected.

Worldwide capacity additions in the TiO2 market resulting from construction of new plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction, and we believe it is not likely that any new plants will be constructed in the foreseeable future.

Research and development

Our research and development activities are directed primarily at improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications.  Our research and development activities are conducted at our Leverkusen, Germany facility.  Our expenditures for research and development and certain technical support programs were approximately $11 million in 2006 and $12 million in each of 2007 and 2008.  We plan to scale back our research and development activities in 2009 due to the current adverse economic environment; consequently our research and development expenditures in 2009 are expected to be lower as compared to recent history.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle.  Since 2002, we have added over 15 new grades for plastics, coatings, fibers and paper laminate applications.

Patents and trademarks

We believe that our patents held for products and production processes are important to us and our continuing business activities.  We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties.  Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from 1 to 19 years.  We seek to protect our intellectual property rights, including our patent rights, and from time to time are engaged in disputes relating to the protection and use of intellectual property relating to our products.

Our trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products we manufacture and sell.  We also rely on unpatented proprietary knowledge and continuing technological innovation, and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology, and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Major customers

We sell to a diverse customer base, and no single customer made up more than 10% of our sales for 2008.  Our largest ten customers accounted for approximately 27% of sales in 2008.

Seasonality

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the first half of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees

As of December 31, 2008, we employed the following number of people:

Europe	2,000
Canada	400
United States(1)	50
Total	2,450
(1)Excludes employees of our Louisiana joint venture.

Our hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions under labor agreements with various expiration dates.  Our European Union employees are covered by master collective bargaining agreements in the chemicals industry that are generally renewed annually.  Our Canadian union employees are covered by a collective bargaining agreement that expires in June 2010.

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

At our sulfate plant facilities in Germany, we recycle weak sulfuric acid either through contracts with third parties or at our own facilities.  In addition, at our German locations we have a contract with a third-party to treat certain sulfate-process effluents.  At our Norwegian plant, we ship spent acid to a third-party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals (“REACH”), which took effect on June 1, 2007 and will be phased in over 11 years.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances in a central data base.  REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe.  We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU.  We spent $.4 million in 2007 and $.5 million in 2008 on REACH compliance, and we do not anticipate that future compliance costs will be material to us.

Capital expenditures in 2008 related to ongoing environmental compliance, protection and improvement programs were $11.9 million, and are currently expected to be approximately $1 million in 2009.

Website and other available information

Our fiscal year ends December 31.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available on our website at www.kronosww.com.  These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”).  Additional information regarding us, including our Audit Committee charter, Code of Business Conduct and Ethics and our Corporate Governance Guidelines, can also be found at this website.  Information contained on our website is not part of this report.  We will also provide free copies of such documents upon written request.  Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Demand for, and prices of, certain of our products are influenced by changing market conditions and we are currently operating in a depressed worldwide market for our products, which may result in reduced earnings or operating losses.

Approximately 90% of our revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  The current world-wide economic downturn has depressed sales volumes in the fourth quarter of 2008, and we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the fourth quarter of 2008.  This may result in reduced earnings or operating losses.

Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  Huntsman announced the closure of one if its European facilities, and we believe further shutdowns or closures in the industry are possible.  The closures may not be sufficient to alleviate the current excess industry capacity and such conditions may be further aggravated by anticipated or unanticipated capacity additions or other events.

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

We sell several of our products in mature and highly-competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

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

Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We extend credit and payment terms to our customers.  Although we have an ongoing process of evaluating customers’ financial condition, we could suffer significant losses if a customer fails and is unable to pay.  A significant loss of an accounts receivable would have a negative impact on our results of operations, financial condition and liquidity.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt.  As of December 31, 2008, our total consolidated debt was approximately $638.5 million, which relates to Senior Secured Notes, a revolving credit facility of our wholly-owned subsidiary, Kronos International, Inc., a revolving credit facility of our U.S. subsidiary, and a note payable to affiliate.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $365.5 million in 2009.  Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement. In this regard, we currently believe it is probable that one of our required financial ratios associated with our European credit facility will not be maintained at some point during 2009, most likely commencing at March 31, 2009.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Outstanding Debt Obligations and Borrowing Availability.”

Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs.  As a result, we may need to refinance all or a portion of our debt before maturity.  We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all in the current credit markets.  Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We currently operate six TiO2 facilities, two slurry facilities and an ilmenite mine at the following locations.  We own all such facilities, unless otherwise indicated.

Location	Description
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products
Nordenham, Germany	TiO2 production, sulfate process, co-products
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products
Varennes, Quebec, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products
Lake Charles, Louisiana (3)	TiO2 production, chloride process
Lake Charles, Louisiana	Slurry facility
Hauge i Dalane, Norway (4)	Ilmenite mine

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer AG under a long term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years.
(3)	We operate this facility in a 50/50 joint venture with Huntsman. See Note 6 to the Consolidated Financial Statements.
(4)	We are currently excavating a second mine located near our current mine in Norway.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO).  As of February 27, 2009, there were approximately 3,250 holders of record of common stock.  The following table sets forth the high and low closing per share sales price for common stock for the periods indicated according to Bloomberg, and dividends paid during such periods.  On February 27, 2009 the closing price of common stock was $5.25.

	High	Low	Cash dividends paid

Year ended December 31, 2007

First Quarter	$37.08	$30.67	$.25
Second Quarter	37.07	25.25	.25
Third Quarter	28.97	18.35	.25
Fourth Quarter	21.79	15.50	.25

Year ended December 31, 2008

First Quarter	24.57	15.74	.25
Second Quarter	31.42	15.39	.25
Third Quarter	17.20	11.46	.25
Fourth Quarter	14.08	8.05	.25

January 1, 2009 through February 27, 2009	17.00	5.25	-

We paid four quarterly cash dividends of $.25 per share in 2007 and 2008.  In February 2009, our Board of Directors decided to suspend our quarterly dividend after considering the challenges and opportunities that exist in the TiO2 pigment industry.  Due to the current economic and financial conditions, we believe that it is prudent to maintain our liquidity and strengthen our balance sheet in order to take advantage of potential opportunities in the industry, including possible acquisitions of TiO2 pigment manufacturing facilities, if and when strategic opportunities arise. The declaration and payment of future dividends will be dependent upon the board's consideration of our results of operations, financial condition, cash requirements, contractual requirements and restrictions, strategic plans and other factors deemed relevant by the Board of Directors.

Performance graph

Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) the S&P 500 Diversified Chemicals Index.  The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2008, there were no options outstanding to purchase shares of our common stock, and approximately 133,000 shares were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 12 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2004	2005	2006 (2)	2007	2008
	(In millions, except per share data and TiO2 operating statistics)

STATEMENTS OF OPERATIONS DATA:
Net sales	$1,128.6	$1,196.7	$1,279.4	$1,310.3	$1,316.9
Gross margin	261.2	327.5	310.5	251.4	220.6
Income from operations	113.8	176.0	143.2	84.9	47.2
Net income (loss)	314.1	71.5	82.0	(66.7)	9.0
Net income (loss) per share	6.42	1.46	1.67	(1.36)	.18
Cash dividends per share	1.00	1.00	1.00	1.00	1.00

BALANCE SHEET DATA (at year end):
Total assets	$1,353.3	$1,298.9	$1,421.5	$1,455.0	$1,358.7
Notes payable and long-term debt including current maturities	533.2	465.3	536.2	606.2	638.5
Common stockholders’ equity	473.1	412.5	448.4	411.0	317.9

STATEMENTS OF CASH FLOW DATA:
Net cash provided (used) by:
Operating activities	$151.0	$97.8	$71.9	$90.0	$2.7
Investing activities	(39.8)	(39.7)	(50.9)	(47.4)	(68.1)
Financing activities	(108.8)	(44.8)	(35.0)	(39.8)	10.3

TiO2 OPERATING STATISTICS:
Sales volume(1)	500	478	511	519	478
Production volume(1)	484	492	516	512	514
Production capacity at beginning of year(1)	480	495	516	525	532
Production rate as a percentage of capacity	Full	99%	Full	98%	97%

(1)	Metric tons in thousands
(2)	We adopted Statement of Financial Accounting Standards No. 158 effective December 31, 2006. See Note 10 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For 2008, approximately one-half of our sales volumes was sold into European markets.  We believe that we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  In addition, we estimate that we have a 16% share of North American TiO2 sales volumes.  Our production facilities are located throughout Europe and North America.

We consider TiO2 to be a “quality-of-life” product, with demand affected by gross domestic product and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 to grow by 2% to 3% per year.  This is consistent with our expectations for the long-term growth in gross domestic product.  However, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP even if we and our competitors maintain consistent shares of the worldwide market.  This is due in part to relative changes in the TiO2 inventory levels of our customers.  We believe that our customers’ inventory levels are partly influenced by their expectation for future changes in the market TiO2 selling prices.

The factors having the most impact on our reported income from operations are:

•	TiO2 selling prices,
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian Krone and the Canadian dollar),
•	TiO2 sales and production volumes, and
•	Manufacturing costs, particularly maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

In addition, our effective income tax rate in 2006, 2007 and 2008 has been impacted by certain favorable and unfavorable developments.

Executive Summary

We reported net income of $9.0 million, or $.18 per diluted share for 2008, compared to a net loss of $66.7 million, or $1.36 per diluted share for 2007.  Our diluted earnings per share increased from 2007 to 2008 due primarily to the net effects of (i) an income tax benefit we recognized in 2008, (ii) lower income from operations in 2008 resulting principally from lower sales volumes and higher raw material and energy costs and (iii) the unfavorable effect of certain provisions for income taxes recognized in 2007.

We reported a net loss of $66.7 million, or $1.36 per diluted share, in 2007 compared to net income of $82.0 million, or $1.67 per diluted share, in 2006.  Our diluted earnings per share decreased from 2006 to 2007 due primarily to the net effect of (i) lower income from operations in 2007, (ii) the unfavorable effect of certain provisions for income taxes recognized in 2007, (iii) the favorable effect of certain income tax benefits recognized in 2006 and (iv) a charge in 2006 from the redemption of our 8.875% Senior Secured Notes.

Net income for 2008 includes a $7.2 million income tax benefit ($.15 per diluted share) related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

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

We currently expect income from operations will be lower in 2009 compared to 2008 primarily as a result of higher production costs due in part to significantly-reduced production volumes and the resulting unabsorbed fixed production costs and unfavorable currency effects.  We currently expect to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Long-lived assets.  We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators, specified in SFAS No. 144, are present. We did not evaluate any long-lived assets for impairment during 2008 because no such impairment indicators were present.

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

•
Income taxes.  Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of SFAS No. 109, Accounting for Income Taxes.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At December 31, 2008, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respsect to such carryforwards, principally because (i)  such carry forwards have an indefinite carryforward period, (ii) we have generated cumulative income in Germany over the most recent three-year period and consequently utilized a portion of such carryforwards during that period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the current economic downturn continues and we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested.  In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

•
Contingencies.  We record accruals for legal and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable and the amounts can be reasonably estimated.  However, new information may become available or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investments and long-lived assets, defined benefit pension plans and loss accruals.  In addition, net income (loss) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2008 to 2007 Results of Operations

	Year ended December 31,
	2007		2008
	(Dollars in millions)

Net sales	$1,310.3	100%	$1,316.9	100%
Cost of sales	1,058.9	81%	1,096.3	83%
Gross margin	251.4	19%	220.6	17%
Other operating income and expenses, net	166.5	13%	173.4	13%
Income from operations	$84.9	6%	$47.2	4%

				Percent
				Change
Ti02 operating statistics:
Sales volumes*	519		478	(8)%
Production volumes*	512		514	-

Percent change in net sales:
TiO2 product pricing				2%
TiO2 sales volumes				(8)%
TiO2 product mix				2%
Changes in currency exchange rates				5%

Total				1%

* Thousands of metric tons

Net sales – Net sales increased 1% or $6.6 million for 2008 compared to 2007, primarily due to favorable currency exchange rates, which we estimate increased our net sales for 2008 by approximately $61 million, or 5%, compared to the same period in 2007.  Variations in grades of products sold favorably impacted net sales by 2%, along with a 2% increase in average TiO2 selling prices.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  During the second and third quarters of 2008, we and our competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these increase announcements were implemented during the second, third and fourth quarters of 2008.  The positive impact of currency, product mix and pricing in 2008 were substantially offset by an 8% decrease in sales volumes.

Our 8% decrease in sales volumes in 2008 is primarily due to lower sales volumes in all markets as a result of a global weakening of demand due to poor overall economic conditions.

Cost of sales - Cost of sales increased 4% or $37.4 million for 2008, compared to 2007, due to the impact of a 22% or approximately $27 million increase in utility costs (primarily energy costs), a 10% or approximately $35 million increase in raw material costs and currency fluctuations (primarily the euro).  The cost of sales as a percentage of net sales increased to 83% in the year ended December 31, 2008 compared to 81% in the same period of 2007 primarily due to the net effects of higher operating costs and slightly higher average selling prices.

Income from operations – Income from operations in 2008 declined by 44% to $47.2 million compared to 2007; income from operations as a percentage of net sales decreased to 4% in 2008 from 6% for 2007.  The decline in income from operations is driven by the decline in gross margin, which decreased to 17% in 2008 compared to 19% in 2007.  While our average TiO2 selling prices were higher in 2008, our gross margin decreased primarily because of lower sales volumes and higher manufacturing costs, which more than offset the impact of higher sales prices.  Changes in currency rates have also negatively affected our gross margin.  We estimate the negative effect of changes in currency exchange rates decreased income from operations by approximately $4 million when comparing 2008 to 2007.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12% for 2007 and approximately 13% for 2008.

Other non-operating income and expense, net – Interest expense increased $2.8 million from $39.4 million for 2007 to $42.2 million for 2008 due to unfavorable changes in currency exchange rates in 2008 compared to 2007 and increased borrowings in 2008 (primarily under our European credit facility).  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision (benefit) for income taxes – Our benefit for income taxes was $3.0 million in 2008 compared to an income tax provision of $114.7 million for 2007.  See Note 9 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax benefit for 2008 includes:
•
A non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Our income tax expense in 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $2.0 million resulting from a net reduction in our reserve for uncertain tax positions.

Comparison of 2007 to 2006 Results of Operations

	Years ended December 31,
	2006		2007
	(Dollars in millions)

Net sales	$1,279.4	100%	$1,310.3	100%
Cost of sales	968.9	76%	1,058.9	81%
Gross margin	310.5	24%	251.4	19%
Other operating income and expenses, net	167.3	13%	166.5	13%
Income from operations	$143.2	11%	$84.9	6%

				Percent
				Change
Ti02 operating statistics:
Sales volumes*	511		519	1%
Production volumes*	516		512	(1)%

Percent change in net sales:
TiO2 product pricing				(4)%
TiO2 sales volumes				1%
TiO2 product mix				-
Changes in currency exchange rates				5%

Total				2%

* Thousands of metric tons

Net sales – Net sales increased 2% or $30.9 million for 2007 compared to 2006, primarily due to favorable currency exchange rates and a 1% increase in sales volumes offset somewhat by a 4% decrease in average TiO2 selling prices. We estimate the favorable effect of changes in currency exchange rates increased our net sales for 2007 by approximately $65 million, or 5%, compared to the same period in 2006.

Our 1% increase in sales volumes in 2007 is primarily due to higher sales volumes in European and export markets, which were somewhat offset by lower sales volumes in North America. Our TiO2 sales volumes in 2007 were a new record for us.

Cost of sales - Cost of sales increased 9% or $90 million for 2007, compared to 2006, due to higher sales volumes, lower production volumes, and the effects of changes in currency exchange rates.  The cost of sales as a percentage of net sales increased to 81% in the year ended December 31, 2007, compared to 76% in the same period of 2006 primarily due to the net effects of lower average selling prices, lower utility costs of approximately $3 million, higher other manufacturing costs (including maintenance) of approximately $5 million and slightly lower production volumes.  TiO2 production volumes decreased 1% for 2007 compared to the same period in 2006, which unfavorably impacted our income from operations comparisons.  Our operating rates were near full capacity in both periods.

Income from operations – Income from operations in 2007 declined by 41% to $84.9 million compared to 2006; income from operations as a percentage of net sales decreased to 6% in 2007 from 11% for 2006.  The decline in income from operations is driven by the decline in gross margin, which decreased to 19% in 2007 compared to 24% in 2006.  While our sales volumes were higher in 2007, our gross margin decreased primarily because of lower average TiO2 selling prices, lower production volumes and higher manufacturing costs, which more than offset the impact of higher sales volumes.  Changes in currency rates have also negatively affected our gross margin.  We estimate the negative effect of changes in currency exchange rates decreased income from operations by approximately $4 million when comparing 2007 to 2006.

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

Our income tax expense for 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $2.0 million resulting from a net reduction in our reserve for uncertain tax positions.

Our income tax benefit in 2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of our German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany;
•	an income tax benefit of $1.4 million relating to the favorable resolution of certain income tax audit issues in Germany and Belgium; and
•	a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

Effects of Currency Exchange Rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our non-U.S. operations’ sales are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

	Year ended December 31, 2007 vs. 2006	Year ended December 31, 2008 vs. 2007
	Increase (decrease) (In millions)

Impact on:
Net sales	$65	$61
Income from operations	(4)	(4)

Other

On September 22, 2005, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company (“LPC”), temporarily halted production due to Hurricane Rita and as a result, both we and LPC filed claims with our insurers.  We recognized a gain of $1.8 million related to our business interruption claim in 2006, which is included in other operating income on our Consolidated Statement of Operations.

Outlook

We currently expect income from operations will be lower in 2009 compared to 2008 primarily from higher production costs resulting in part from significantly reduced production volumes and the resulting unabsorbed fixed production costs and unfavorable currency effects.  We currently expect to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, we are significantly reducing our production volumes in 2009 in order to reduce our finished goods inventory and improve our liquidity.  While overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions, we currently expect our sales volumes in 2009 will be slightly higher as compared to 2008, as we expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  We believe average selling prices in 2009 will decline from year-end levels during the first half of the year but will rise during the second half of 2009 which should result in slightly higher average worldwide TiO2 selling prices for the year.  To mitigate the negative impact of our significantly reduced production volumes, we are reducing our operating costs where possible, such as; reducing maintenance expenditures, research development expenditures and personnel costs.

Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, solvency and continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

We believe that our annual attainable production capacity for 2009 is approximately 532,000 metric tons.  We expect our production volumes in 2009 will be significantly lower than our attainable capacity.  We currently expect we will operate at 75% to 85% of our attainable production capacity in 2009. Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities decreased to $2.7 million in 2008 from $90.0 million in 2007.  This $87.3 million decrease was due primarily to the net effect of the following items:

•	lower income from operations in 2008 of $37.7 million;
•
higher net cash used by relative changes in our inventories, receivables, payables and accruals of $74.7 million in 2008 as compared to 2007, due primarily to relative changes in our inventory levels, as discussed below;

•	lower cash paid for income taxes in 2008 of $19.7 million, in part due lower taxable income and the receipt of tax refunds at our European operating units;
•	higher net distributions from our TiO2 joint venture in 2008 of $14.9 million due to related changes in their cash flow;
•
higher cash paid for interest in 2008 of $3.2 million, as a result of  increased borrowing and the effects of currency exchange rates on the semiannual interest payments on our 6.5% Senior Secured Notes; and

•	higher depreciation expense of $2.4 million in 2008, primarily as a result of the effects of currency exchange rates.

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

•	payment of the $20.9 million call premium in 2006 as a result of the prepayment of our 8.875% Senior Secured Notes, which is required to be included in cash flows from operating activities;
•	lower cash paid for income taxes in 2007 of $20.8 million, in part due to the net payment of $19.2 million in 2006 associated with the settlement of prior year income tax audits;
•	higher net contributions to our TiO2 joint venture in 2007 of $7.2 million due to related changes in their cash flow;
•	higher cash paid for interest in 2007 of $4.5 million, primarily as a result of the effects of currency exchange rates on the semiannual interest payments on our 6.5% Senior Secured Notes; and
•	higher depreciation expense of $4.6 million in 2007, primarily as a result of the effects of currency exchange rates.

Changes in working capital are affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 63 days at December 31, 2007 to 64 days at December 31, 2008 due to the timing of collection on receivable balances at the end of 2008.  For comparative purposes, our average DSO increased from 61 days at December 31, 2006 to 63 days at December 31, 2007.  Our average days sales in inventory (“DSI”) increased from 59 days at December 31, 2007 to 113 days at December 31, 2008, as our sales volumes decreased in 2008 (mostly in the fourth quarter) and our production volumes exceeded our TiO2 sales volumes during the last half of 2008.  For comparative purposes, our average DSI decreased to 59 days at December 31, 2007 from 68 days at December 31, 2006.

Investing activities

Our capital expenditures were $50.9 million in 2006, $47.3 million in 2007 and $68.1 million in 2008.  Capital expenditures are primarily for improvements and upgrades to existing facilities.  Our capital expenditures during the past three years include an aggregate of approximately $22 million ($12 million in 2008) for our ongoing environmental protection and compliance programs.

Financing activities

During 2008, we:
•	made net payments of $1.7 million on our U.S. credit facility;
•	made net borrowings of $44.4 million on our European credit facility; and
•	made net borrowings of $19.2 million on our credit facility with our affiliate NL.

During 2007, we:
•	made net borrowings of $9 million under our U.S. credit facility.

During 2006, we:
•	issued euro 400 million principal amount of 6.5% Senior Secured Notes at 99.306% of par ($498.5 million when issued);
•	redeemed our euro 375 million principal amount of 8.875% Senior Secured Notes ($470.5 million when redeemed) using the proceeds from the issuance of the 6.5% Notes;
•	made net payments of $5.1 million under our U.S. credit facility; and
•	borrowed and repaid $4.4 million under our Canadian credit facility.

During each of 2006, 2007 and 2008, we paid a quarterly dividend to our stockholders of $.25 per share for an aggregate dividend $49.0 million in each year.  In February 2009, our Board of Directors decided to suspend the quarterly dividend after considering the challenges and opportunities that exist in the TiO2 pigment industry.  See Item 5.  Market For Common Equity and Related Stockholder Matters.

Outstanding debt obligations and borrowing availability

At December 31, 2008, our consolidated debt was comprised of:

•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($560.0 million) due in 2013;
•	euro 30 million ($42.2 million) under our European revolving credit facility which matures in May 2011;
•	$13.7 million under our U.S. revolving credit facility which matures in September 2011;
•	$19.2 million under our revolving note with NL which matures in December 2009; and
•	approximately $3.4 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  None of our credit agreements contain provisions that link the debt payment rates or schedules or borrowing availability to our credit rating.    We are in compliance with all of our debt covenants at December 31, 2008.

Certain of our credit facilities require us to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.  While we were in compliance with all of our debt covenants at December 31, 2008, we currently believe it is probable that one of our required financial ratios associated with our European credit facility (the ratio of net secured debt to earnings before income taxes, interest and depreciation, as defined) will not be maintained at some point during 2009, most likely commencing at March 31, 2009.  In 2009, we have begun to reduce our production levels in response to the current economic environment, which we anticipate will favorably impact our liquidity and cash flows by reducing our inventory levels.  However, the reduced capacity utilization levels will negatively impact our 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we would not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that did not include such financial covenant or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we will be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

During the second quarter of 2008, we amended our European revolving bank credit facility to extend the maturity date by three years to May 2011.  During the third quarter of 2008, we amended our U.S. revolving bank credit facility to increase the size of the facility from $50.0 million to $70.0 million and to extend the maturity date by three years to September 2011.  Our Canadian revolving credit facility had a maturity date of January 15, 2009.  Prior to maturity we temporarily extended our existing borrowing terms under our Canadian revolving credit facility and we are currently in the process of renegotiating our facility on a month to month basis expecting a new agreement in place in the first quarter of 2009.

In October 2008, NL agreed to loan us up to $40 million.  The amount of our outstanding borrowings from NL at any time is solely at NL’s discretion.  We intend to use any borrowings from NL to reduce the outstanding balance under our U.S. revolving bank credit facility.  See Note 13 to our Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although Kronos International, Inc. (“KII”), our subsidiary, has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At December 31, 2008, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was approximately $52 million.  However, the indenture currently prohibits KII from utilizing such Restricted Payment Basket because KII has not met a specified financial ratio; such prohibition will continue until such time as KII meets the specified financial ratio.

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

At December 31, 2008, we had credit available under all of our existing credit facilities of approximately $112.2 million, consisting principally of $70.3 million under our European credit facility, $12.9 million under our Canadian credit facility and $29.0 million under our U.S. credit facility.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.  In this regard, see the discussion above in “Outstanding debt obligations and borrowing availability.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $29 million to maintain and improve our existing facilities during 2009, including approximately $1 million in the area of environmental protection and compliance.  The majority of our expenditures in 2009 will be to maintain our facilities.  We have lowered our planned capital expenditures in 2009 in response to the current economic conditions.  Capital spending for 2009 is expected to be funded through cash on hand or borrowing on existing credit facilities.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 14 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and restricted marketable debt securities

At December 31, 2008, we had current cash and cash equivalents aggregating $13.6 million ($12.1 million held by our non-U.S. subsidiaries).  At December 31, 2008, our U.S. and non-U.S. subsidiaries had current restricted cash equivalents of $1.5 million and noncurrent restricted marketable debt securities of $3.5 million.

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

Recent accounting pronouncements

     See Note 17 to our Consolidated Financial Statements.

Debt and Other Contractual Commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 8, 13, 14 and 16 to our Consolidated Financial Statements.  The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments.  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2008 by the type and date of payment.

	Payment due date
Contractual commitment	2009	2010/2011	2012/2013	2014 and after	Total
	(In millions)
Indebtedness(1)	$.8	$57.6	$560.9	$-	$619.3
Interest payments onindebtedness (2)	39.4	77.2	48.8	-	165.4
Note with NL (3)	-	19.2	-	-	19.2
Operating leases	5.5	6.9	3.9	18.9	35.2
Long-term supply contracts for the purchase of TiO2 feedstock (4)	229.0	276.0	-	-	505.0
Long-term service and other supply contracts (5)	48.4	51.5	11.3	1.8	113.0
Fixed asset acquisitions	19.5	-	-	-	19.5
Estimated tax obligations (6)	3.7	-	-	-	3.7

	$346.3	$488.4	$624.9	$20.7	$1,480.3

(1)
A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($560.0 million at December 31, 2008).  Such indebtedness is denominated in euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the Consolidated Financial Statements.  With respect to the revolving credit facilities the amounts shown for indebtedness are based upon the actual amount outstanding at December 31, 2008.

(2)
The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2008 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.

(3)	The amount shown for our note payable to NL based upon the actual amount outstanding at December 31, 2008. See Note 8 to our Consolidated Financial Statements.
(4)
Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on our feedstock requirements.  The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts.  The timing and amount shown for our commitments related to the long-term supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause.  The actual amount of material purchased, and the actual amount that would be payable by us, may vary from such estimated amounts.  Our obligation for the purchase of TiO2 feedstock is more fully described in Note 14 to our Consolidated Financial Statements and above in “Business – raw materials.”

(5)
The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2008 exchange rates.

(6)	The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2008, which is assumed to be paid during 2009.

The above table does not reflect:
•
Any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  We expect to be required to contribute approximately $18.7 million to our defined benefit pension plans and OPEB plans during 2009.  Such defined benefit pension plans and OPEB plans are discussed below in greater detail.  See Note 10 to our Consolidated Financial Statements.

•	Any amounts that we might pay related to our asset retirement obligations as the terms and amounts of such future fundings are unknown;
•
Any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Notes 9 and 17 to our Consolidated Financial Statements; and

•
Any amounts we might pay to acquire TiO2 from our TiO2 manufacturing joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future and the joint venture’s future cost of producing such TiO2.  However, the table does include amounts related to our share of the joint venture’s ore requirements necessary to produce TiO2 for us.  See Item 1, “Business” and Note 6 to our Consolidated Financial Statements.

We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchase, they generally provide for stated unit prices based upon achievement of specified volume purchase levels.  This allows us to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met.

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

We recognized consolidated defined benefit pension plan expense of $20.4 million in 2006, $22.4 million in 2007, and $8.8 million in 2008.  In the fourth quarter of 2008 we recognized a $6.9 million pension adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 10 to our Consolidated Financial Statements.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes.  We made contributions to all of our plans which aggregated $26.8 million in 2006, $27.1 million in 2007, and $20.8 million in 2008.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases use their own market indices.  The discount rates are adjusted as of each measurement date to reflect then-current interest rates on such long-term bonds.  Such discount rates are used to determine the actuarial present value of the pension obligations as of the measurement date, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.  Prior to December 31, 2007, we used a September 30 measurement date.  Effective December 31, 2007, we began using a December 31 measurement date, concurrent with our adoption of the measurement date requirements of SFAS No. 158 effective December 31, 2007.  See Note 17 to our Consolidated Financial Statements.

At December 31, 2008, approximately 65%, 15%, 13% and 3% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009

Germany	4.5%	5.5%	5.8%
Canada	5.0%	5.3%	6.5%
Norway	4.8%	5.5%	5.8%
U.S.	5.8%	6.1%	6.1%

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

At December 31, 2008, approximately 57%, 19%, 17% and 4% of the plan assets related to our plans in the Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 64% to fixed income securities and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0% and 4.0%, respectively.

•
In the U.S. all of the assets were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  Harold Simmons is the sole trustee of the CMRT.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  During the 20-year history of the CMRT from its inception in 1987 through December 31, 2008, the average annual rate of return has been 11%.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2008
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	53%	24%	53%	14%
Fixed income securities	43	52	39	83
Real estate	-	12	-	-
Cash, cash equivalents and other	4	12	8	3

Total	100%	100%	100%	100%
	December 31, 2007
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	98%	28%	60%	18%
Fixed income securities	-	49	34	68
Real estate	2	12	-	-
Cash, cash equivalents and other	-	11	6	14

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2006, 2007 and 2008 were as follows:

	2006	2007	2008

Germany	5.3%	5.8%	5.3%
Canada	7.0%	6.8%	6.3%
Norway	6.5%	5.5%	6.1%
U.S.	10.0%	10.0%	10.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2009 as we used in 2008 for purposes of determining the 2009 defined benefit pension plan expense.

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

In addition to the actuarial assumptions discussed above, the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability will vary based upon relative changes in currency exchange rates.

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

During 2008, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $15.0 million.  This actuarial loss resulted primarily from the general overall loss on plan assets in excess of the assumed return.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2009, we expect our defined benefit pension expense will approximate $17 million in 2009.  In comparison, we expect to be required to contribute approximately $18 million to such plans during 2009.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2008, our aggregate projected benefit obligations would have increased by approximately $13 million at that date, and our defined benefit pension expense would be expected to increase by approximately $1 million during 2009.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.5 million during 2009.

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

We recognized consolidated OPEB cost of approximately $.8 million in 2006 and $.9 million in 2007 and 2008.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.0 million in 2006, $.4 million in 2007 and 2008.  Substantially all of our accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees.  Due to continued increases in healthcare costs, it is expected that our OPEB expense for financial reporting purposes will be consistent with the past two years.  Our expected OPEB benefit payments are expected to be similar amounts.

The assumed discount rates we use for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we use for our U.S. and Canadian defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.  For example, at December 31, 2008, the expected rate of increase in future health care costs ranges from 8.5% in 2009, declining to 5.0% in 2015 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2009, we expect our consolidated OPEB expense will approximate $.6 million in 2009.  In comparison, we expect to be required to make approximately $.7 million of contributions to such plans during 2009.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, a 25 basis point change in assumed discount rates would have the following effects:

	25 basis point increase	25 basis point decrease
	(In millions)

Effect on net OPEB cost during 2008	$-	$-
Effect at December 31, 2008 on postretirement obligation	(.3)	.3

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase		1% Decrease
	(In millions)

Effect on net OPEB cost during 2008	$	( .2)	$.2
Effect at December 31, 2008 on postretirement obligation		(1.2)	.9

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2008, we had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to indebtedness.  At December 31, 2007 and 2008, substantially all of our aggregate indebtedness was comprised of fixed-rate instruments.  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2008.  Information shown below for such non-U.S. dollar denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2008 using an exchange rate of 1.4061 U.S. dollars per euro and .1428 U.S. dollar per Norwegian krone.  Certain Norwegian krone denominated capital leases totaling $3.4 million in 2008 have been excluded from the table below.  While our note payable to NL is due on demand, our outstanding borrowings under this note were classified as a noncurrent liability at December 31, 2008 because we have the ability and intent to refinance the outstanding amount payable by using borrowing availability under our U.S. revolving credit facility that matures in September 2011.  See Note 8 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness - euro-denominated
Senior Secured Notes	$560.0	$129.4	6.5%	2013

Variable rate indebtedness:
U.S. credit facility – dollar-denominated	$13.7	$13.7	3.3%	2011
Europe credit facility – euro denominated	42.2	42.2	4.5%	2011
NL revolving note – dollar denominated	19.2	19.2	1.8%	2009
	$75.1	$75.1

At December 31, 2007, euro-denominated fixed-rate indebtedness, consisting solely of the 6.5% Senior Secured Notes, aggregated $585.5 million (fair value – $507.7 million) with a weighted-average interest rate of 6.5%.  Variable rate indebtedness (U.S. credit facility) at December 31, 2007, U.S. dollar denominated, was $15.4 million with a weighted-average interest rate of 7.5%.

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2008, we had the equivalent of $602.2 million of outstanding euro-denominated indebtedness (at December 31, 2007 – the equivalent of $585.5 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $60.5 million at December 31, 2008 (at December 31, 2007 – $58.9 million).

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  In the fourth quarter of 2008 we entered into a series of currency forward contracts and at December 31, 2008 we had currency forward contracts to exchange:

•
an aggregate of $30.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to Cdn. $1.26 per U.S. dollar.  These contracts with U.S. Bank mature from January 2009 through December 2009 at a rate of $2.5 million per month.  At December 31, 2008, the actual exchange rate was Cdn. $1.22 per U.S. dollar.

•
an aggregate $57 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.91 to kroner 7.18 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of $.5 million to $2.5 million per month.  At December 31, 2008, the actual exchange rate was kroner 7.0 per U.S. dollar.

•
an aggregate euro 16.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.64 to kroner 9.23 per euro.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of euro .5 million to euro .7 million per month.  At December 31, 2008, the actual exchange rate was kroner 9.7 per euro.

The estimated fair value of such foreign currency forward contracts at December 31, 2008 was a $1.6 million net liability, which $1.3 million is recognized as part of Prepaid Expenses and $2.9 million is recognized as part of Accounts Payable and Accrued Liabilities in our Consolidated Balance Sheet and a corresponding $1.6 million foreign currency transaction loss in our Consolidated Statement of Operations.   To the extent we held such contracts during 2007, we did not use hedge accounting for any of our contracts, and we are not using hedge accounting for any of the contracts we entered into in 2008.

Raw Materials

We are exposed to market risk from changes in commodity prices relating to our raw materials.  As discussed in Item 1 we generally enter into long-term supply agreements for certain of our raw material requirements including ore.  Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  Raw material pricing under these agreements is generally negotiated annually.  For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available. We do not have any commodity hedges in place at December 31, 2008.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2008.  Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2008, our chief executive officer filed such annual certification with the NYSE.  The 2008 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2008 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

(b)                    Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2008 will be furnished to the Commission upon request.

We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, as adopted by the board of directors on February 19, 2004, upon request.  Such requests should be directed to the attention of the Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, TX  75240.

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

10.7
Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) dated May 26, 2008.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been files; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.8
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

10.22*
Summary of Consulting Arrangement beginning on August 1, 2003, as amended January 14, 2008 between Lawrence A. Wigdor and Kronos Worldwide, Inc. – incorporated by reference to Item 1.01 to the Registrant’s Current Report or Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2008.

21.1	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers, LLP.

31.1	Certification.

31.2	Certification.

32.1	Certification.
___________________________________

*             Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kronos Worldwide, Inc.
 (Registrant)

By:/s/ Steven L. Watson
Steven L. Watson
March 11, 2009
(Vice Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 11, 2009	Steven L. Watson, March 11, 2009
(Chairman of the Board)	(Vice Chairman and Chief Executive
Officer)

/s/ George E. Poston	/s/ Glenn R. Simmons
George E. Poston, March 11, 2009	Glenn R. Simmons, March 11, 2009
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Keith R. Coogan
C. H. Moore, Jr., March 11, 2009	Keith R. Coogan, March 11, 2009
(Director)	(Director)

/s/ R. Gerald Turner	/s/ Gregory M. Swalwell
R. Gerald Turner, March 11, 2009	Gregory M. Swalwell, March 11, 2009
(Director)	(Vice President, Chief Financial Officer, Principal Financial Officer)

/s/ Tim C. Hafer
Tim C. Hafer, March 11, 2009
(Vice President, Controller, Principal Accounting Officer)

KRONOS WORLDWIDE, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedule

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2007 and 2008;	F-4

Consolidated Statements of Operations -
Year ended December 31, 2006, 2007 and 2008	F-6

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2006, 2007 and 2008	F-7

Consolidated Statements of Stockholders' Equity -
Year ended December 31, 2006, 2007 and 2008	F-8

Consolidated Statements of Cash Flows -
Year ended December 31, 2006, 2007 and 2008	F-9

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and its subsidiaries at December 31, 2007 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 and Note 17 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2009

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2007	2008

Current assets:
Cash and cash equivalents	$72.2	$13.6
Restricted cash	1.8	1.5
Accounts and other receivables	224.4	177.2
Receivable from affiliates	2.9	1.4
Inventories	312.8	385.1
Prepaid expenses	6.0	6.6
Deferred income taxes	1.6	4.1

Total current assets	621.7	589.5

Other assets:
Investment in TiO2 manufacturing joint venture	118.5	105.6
Deferred income taxes	168.8	166.4
Other	19.5	11.7

Total other assets	306.8	283.7

Property and equipment:
Land	39.7	37.5
Buildings	232.6	215.9
Equipment	1,009.8	949.8
Mining properties	89.7	73.9
Construction in progress	45.6	41.7

	1,417.4	1,318.8
Less accumulated depreciation and amortization	890.9	833.3

Net property and equipment	526.5	485.5

Total assets	$1,455.0	$1,358.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2007	2008

Current liabilities:
Current maturities of long-term debt	$16.2	$.8
Accounts payable and accrued liabilities	184.1	180.6
Payable to affiliates	11.3	14.7
Income taxes	9.6	3.7
Deferred income taxes	3.3	4.6

Total current liabilities	224.5	204.4

Noncurrent liabilities:
Long-term debt	590.0	637.7
Deferred income taxes	48.2	35.7
Accrued pension cost	138.3	125.5
Accrued postretirement benefits cost	11.6	8.7
Other	31.4	28.8

Total noncurrent liabilities	819.5	836.4

Stockholders' equity:
Common stock, $.01 par value; 60.0 shares authorized; 49.0 shares issued	.5	.5
Additional paid-in capital	1,061.7	1,061.8
Retained deficit	(527.9)	(567.9)
Accumulated other comprehensive income (loss):
Currency translation	(46.5)	(89.3)
Defined benefit pension plans	(77.1)	(88.6)
Postretirement benefit (OPEB) plans	.3	1.4

Total stockholders' equity	411.0	317.9

Total liabilities and stockholders' equity	$1,455.0	$1,358.7

Commitments and contingencies (Notes 9 and 14)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2006	2007	2008

Net sales	$1,279.4	$1,310.3	$1,316.9
Cost of sales	968.9	1,058.9	1,096.3

Gross margin	310.5	251.4	220.6

Selling, general and administrative expense	158.1	162.1	167.4
Other operating income (expense):
Currency transaction gains (losses), net	(3.6)	.2	.6
Disposition of property and equipment	(1.9)	(.8)	(.9)
Other income	2.2	1.4	.9
Corporate expense	(5.8)	(5.1)	(6.4)
Other expense	(.1)	(.1)	(.2)

Income from operations	143.2	84.9	47.2

Other income (expense):
Trade interest income	2.3	2.2	1.0
Other interest income	1.3	.3	-
Loss on prepayment of debt	(22.3)	-	-
Interest expense	(43.2)	(39.4)	(42.2)

Income before income taxes	81.3	48.0	6.0

Provision for income taxes (benefit)	(.7)	114.7	(3.0)

Net income (loss)	$82.0	$(66.7)	$9.0

Net income (loss) per basic and diluted share	$1.67	$(1.36)	$.18

Basic and diluted weighted average shares used in the calculation of net income (loss) per share	49.0	49.0	49.0

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2006	2007	2008

Net income (loss)	$82.0	$(66.7)	$9.0

Other comprehensive income (loss), net of tax:

Currency translation	33.1	34.8	(42.8)

Pension plans:
Amortization of prior service cost, net transition obligation and net losses included in periodic pension cost	-	6.2	.5
Net actuarial gain (loss) arising duringyear	-	41.2	(12.0)
Minimum pension liability change	7.1	-	-

	7.1	47.4	(11.5)

OPEB plans:
Amortization of prior service credit and net losses included in periodic OPEB cost	-	.1	(.1)
Net actuarial gain arising during year	-	.1	1.2

	-	.2	1.1

Total other comprehensive income (loss)	40.2	82.4	(53.2)

Comprehensive income (loss)	$122.2	$15.7	$(44.2)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2006, 2007 and 2008

(In millions)

				Accumulated other
				comprehensive
		Additional	Retained	__ ___income (loss)_ ____
	Common	paid-in	earnings	Currency	Pension	OPEB
	stock	capital	(deficit)	translation	plans	plans	Total

Balance at December 31, 2005	$.5	$1,061.5	$(439.3)	$(114.4)	$(95.8)	-	$412.5

Net income	-	-	82.0	-	-	-	82.0
Other comprehensive income, net of tax	-	-	-	33.1	7.1	-	40.2
Issuance of common stock	-	.1	-	-	-	-	.1
Cash dividends declared - $1.00 per share	-	-	(49.0)	-	-	-	(49.0)
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	(37.5)	.1	(37.4)

Balance at December 31, 2006	.5	1,061.6	(406.3)	(81.3)	(126.2)	.1	448.4

Net loss	-	-	(66.7)	-	-	-	(66.7)
Other comprehensive income, net of tax	-	-	-	34.8	47.4	.2	82.4
Issuance of common stock	-	.1	-	-	-	-	.1
Cash dividends declared - $1.00 per share	-	-	(49.0)	-	-	-	(49.0)
Change in accounting:
FIN 48	-	-	(2.2)	-	-	-	(2.2)
SFAS No. 158 - measurement date provisions	-	-	(3.7)	-	1.7	-	(2.0)

Balance at December 31, 2007	.5	1,061.7	(527.9)	(46.5)	(77.1)	.3	411.0

Net income	-	-	9.0	-	-	-	9.0
Other comprehensive income (loss), net of tax	-	-	-	(42.8)	(11.5)	1.1	(53.2)
Issuance of common stock	-	.1	-	-	-	-	.1
Cash dividends declared - $1.00 per share	-	-	(49.0)	-	-	-	(49.0)

Balance at December 31, 2008	$.5	$1,061.8	$(567.9)	$(89.3)	$(88.6)	$1.4	$317.9

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income (loss)	$82.0	$(66.7)	$9.0
Depreciation and amortization	44.3	48.9	51.3
Loss on prepayment of debt	22.3	-	-
Call premium paid	(20.9)	-	-
Deferred income taxes	(28.2)	104.8	(10.6)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(.9)	2.1	(15.5)
Other postretirement benefit plans	-	.4	.6
Distributions from (to) TiO2 manufacturing joint venture, net	2.3	(4.9)	10.0
Other, net	3.1	3.4	5.1
Change in assets and liabilities:
Accounts and other receivable	1.8	6.0	20.0
Inventories	(6.1)	5.7	(93.9)
Prepaid expenses	(1.2)	.6	(1.6)
Accounts payable and accrued liabilities	(5.8)	2.6	16.7
Income taxes	(21.5)	(8.5)	1.8
Accounts with affiliates	(1.0)	(2.0)	4.1
Other noncurrent assets	.2	.2	(2.3)
Other noncurrent liabilities	1.5	(2.6)	8.0

Net cash provided by operating activities	71.9	90.0	2.7

Cash flows from investing activities:
Capital expenditures	(50.9)	(47.3)	(68.1)
Change in restricted cash equivalents	-	(.1)	-

Net cash used in investing activities	(50.9)	(47.4)	(68.1)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2006	2007	2008

Cash flows from financing activities:
Indebtedness:
Borrowings	$772.7	$330.9	$398.5
Principal payments	(749.9)	(321.7)	(338.0)
Deferred financing fees	(8.8)	-	(1.2)
Dividends paid	(49.0)	(49.0)	(49.0)

Net cash (used in) provided by financing activities	(35.0)	(39.8)	10.3

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(14.0)	2.8	(55.1)
Currency translation	5.3	6.1	(3.5)

	(8.7)	8.9	(58.6)

Balance at beginning of year	72.0	63.3	72.2

Balance at end of year	$63.3	$72.2	$13.6

Supplemental disclosures – Cash paid for:
Interest	$33.9	$38.4	$41.6
Income taxes	44.3	23.5	3.8
Accrual for capital expenditures	-	9.0	6.5

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation.  At December 31, 2008, (i) Valhi, Inc. (NYSE:VHI) held approximately 59% of our outstanding common stock (ii) NL Industries, Inc. (NYSE:NL) held an additional 36% of our common stock, (iii) Valhi owned approximately 83% of NL's outstanding common stock and (iv) subsidiaries of Contran Corporation held approximately 94% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

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

Restricted marketable debt securities. We classify marketable debt securities that have been segregated or otherwise limited in use as restricted.  Restricted marketable debt securities are primarily invested in corporate debt securities, and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of our Norwegian defined benefit pension plans ($3.2 million and $3.5 million at December 31, 2007 and 2008, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.  See Note 5.

Fair value of financial instruments. We adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value on January 1, 2008.  The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

See Notes 16 and 17.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Investment in TiO2 manufacturing joint venture. We account for our investment in a 50%-owned manufacturing joint venture by the equity method.

Property and equipment and depreciation. We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were nil in 2006, $.7 million in 2007 and $2.2 million in 2008.  We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense costs incurred for maintenance, repairs and minor renewals (including planned major maintenance) while we capitalize expenditures for major improvements.

We have a governmental concession with an unlimited term to operate an ilmenite mine in Norway.  Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations.  While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to such mining operations.

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

Income taxes.  We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group") and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 14.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We made net payments of income taxes to Valhi of $5.0 million in 2006 and $3.0 million in 2007, and we received net refunds from Valhi of $2.7 million in 2008.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested.  The earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $714 million at December 31, 2007 and $700 million at December 31, 2008.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Inventories and cost of sales.  We state inventories at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense in the period incurred.   We remove amounts from inventories at average cost.  Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expense; shipping and handling costs.  Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $81 million in 2006, $82 million in 2007 and $91 million in 2008.  We expense advertising costs as incurred and these costs were $1 million in each of 2006, 2007 and 2008.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $11 million in 2006 and $12 million in 2007 and 2008.

Note 2 -                      Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (“TiO2”).  Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  At December 31, 2007 and 2008 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $274 million and $201 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31, __
	2006	2007	2008
	(In millions)

Geographic areas
Net sales – point of origin:
Germany	$672.0	$700.6	$694.8
United States	527.7	515.8	498.8
Belgium	192.8	209.7	207.7
Canada	212.8	208.0	197.2
Norway	173.5	184.3	194.3
Eliminations	(499.4)	(508.1)	(475.9)

Total	$1,279.4	$1,310.3	$1,316.9

Net sales – point of destination:
Europe	$730.6	$809.6	$812.5
North America	424.1	374.7	368.8
Other	124.7	126.0	135.6

Total	$1,279.4	$1,310.3	$1,316.9

	December 31,
	2007	2008
	(In millions)

Identifiable assets -
net property and equipment:
Germany	$291.0	$273.5
Belgium	70.5	64.5
Norway	89.0	83.4
Canada	72.5	58.3
Other	3.5	5.8

Total	$526.5	$485.5

Note 3 -                           Accounts and other receivables:

	December 31,
	2007	2008
	(In millions)

Trade receivables	$189.9	$155.6
Recoverable VAT and other receivables	28.7	22.2
Refundable income taxes	7.5	1.2
Allowance for doubtful accounts	(1.7)	(1.8)

Total	$224.4	$177.2

Note 4 -                           Inventories

	December 31,
	2007	2008
	(In millions)

Raw materials	$66.2	$67.1
Work in process	19.9	19.8
Finished products	170.9	243.0
Supplies	55.8	55.2

Total	$312.8	$385.1

Note 5 -                           Other noncurrent assets:

	December 31,
	2007	2008
	(In millions)

Deferred financing costs, net	$8.3	$7.1
Pension asset	7.2	-
Restricted marketable debt securities	3.2	3.5
Other	.8	1.1

Total	$19.5	$11.7

The aggregate cost of the restricted marketable debt securities approximates their net carrying value at December 31, 2007 and 2008.  The fair value of these securities is generally determined using Level 1 inputs as defined in SFAS no. 157 because these securities are actively traded and the year end valuation is based on the last trade of the respective year.  See Notes 16 and 17.

Note 6 -                           Investment in TiO2 manufacturing joint venture:

We own a 50% interest in Louisiana Pigment Company, L.P. (“LPC”).  LPC is a manufacturing joint venture whose other 50%-owner is Tioxide Americas Inc. (“Tioxide”).  Tioxide is a wholly-owned subsidiary of Huntsman Corporation.  LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC.  LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC.  Each owner’s acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture’s production costs and interest expense, if any.  Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold.  We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows.  The net of these distributions and contributions is reported during the periods they occur.  Net distributions from LPC were $2.3 million in 2006 and $10.0 million in 2008, and net contributions to LPC were $4.9 million in 2007.  These amounts are stated net of contributions of $11.9 million in 2006 and $10.6 million in 2008, and stated net of distributions of $8.0 million in 2007.

Summary balance sheets of LPC are shown below:

	December 31,
	2007	2008
	(In millions)
ASSETS
Current assets	$68.3	$68.9
Property and equipment, net	195.2	181.7

Total assets	$263.5	$250.6

LIABILITIES AND PARTNERS’ EQUITY

Other liabilities, primarily current	$23.8	$36.7
Partners’ equity	239.7	213.9

Total liabilities and partners’ equity	$263.5	$250.6

Summary income statements of LPC are shown below:

	Years ended December 31,
	2006	2007	2008
	(In millions)

Revenues and other income:
Kronos	$124.2	$124.6	$140.3
Tioxide	125.2	125.0	140.7
Interest	.4	.5	-

	249.8	250.1	281.0
Cost and expenses:
Cost of sales	249.3	249.6	280.5
General and administrative	.5	.5	.5

	249.8	250.1	281.0

Net income	$-	$-	$-

On September 22, 2005, LPC temporarily halted production due to Hurricane Rita.  Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005.  The majority of LPC’s property damage and unabsorbed fixed costs, for periods in which normal production levels were not achieved, were covered by insurance, and insurance covered our lost profits (subject to applicable deductibles) resulting from our share of the lost production from LPC.  Both we and LPC filed claims with our insurers.  We recognized income of $1.8 million related to our business interruption claim in the fourth quarter of 2006, which is included in other income on our Consolidated Statement of Operations.

Note 7 -Accounts payable and accrued liabilities:

	December 31,
	2007	2008
	(In millions)

Accounts payable	$105.7	$113.5
Employee benefits	26.5	23.4
Accrued sales discounts and rebates	15.2	14.9
Accrued interest	8.2	7.8
Other	28.5	21.0

Total	$184.1	$180.6

Note 8 -                           Long-term debt:

	December 31,
	2007	2008
	(In millions)

Kronos International, Inc. 6.5% Senior Secured Notes	$585.5	$560.0
Revolving credit facilities:
U.S. bank credit facility	15.4	13.7
European credit facility	-	42.2
Note payable to affiliate	-	19.2
Other	5.3	3.4

Total debt	606.2	638.5
Less current maturities	16.2	.8

Total long-term debt	$590.0	$637.7

Senior Secured Notes. On April 11, 2006, Kronos International, Inc. (“KII”), one of our wholly-owned subsidiaries, issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries.  Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to, another entity.  At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  See Note 16.  The indenture also contains certain cross-default provisions, as discussed below.  At December 31, 2008, the carrying amount of the Notes includes euro 1.7 million ($2.4 million) of unamortized original issue discount (2007 – euro 2.1 million, or $3.1 million).

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

Revolving credit facilities.

Europe - Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in May 2011.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  Outstanding borrowings bear interest at the applicable interbank market rate plus 1.75% (4.49% at December 31, 2008).  We may also issue up to euro 5 million of letters of credit under the facility.  The credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The credit facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.  At December 31, 2008, we had borrowed a net euro 30.0 million ($42.2 million) under the European Credit Facility, and the equivalent of $70.3 million was available for additional borrowing by the subsidiaries, subject to being in compliance with financial covenants or obtaining a waiver or amendment to the credit facility, as more fully described in Restrictions and Other.

United States - Certain of our U.S. subsidiaries have a $70 million revolving credit facility that matures in September 2011.  The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers.  Borrowings under this facility are limited to the lesser of $70 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers.  Borrowings bear interest at either the prime rate (prime plus 0.25% in some cases) or rates based upon the eurodollar rate plus a range of 2.25% to 2.75% (3.25% at December 31, 2008).  The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2008, $29.0 million was available for additional borrowing under the facility.

Canada - Our Canadian subsidiary has a Cdn. $30 million revolving credit facility that had a maturity date of January 15, 2009.  Prior to maturity we temporarily extended the borrowing terms of this agreement and we are in the process of renegotiating this facility on a month-to-month basis expecting a new agreement in place in the first quarter 2009.  The facility is collateralized by the accounts receivable and inventories of the borrower.  Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower.  Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR.  The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2008, no amounts were outstanding and the equivalent of $12.9 million was available for borrowing under the facility.

Note payable to affiliate. In October 2008 the independent members of the Board of Directors of both us and NL approved terms for us borrowing up to $40 million from NL, see Note 13.  Our borrowings from NL under the revolving note are unsecured, bear interest at prime rate minus 1.5% (1.759% at December 31, 2008) with all principal due on demand (and no later than December 31, 2009).  The amount of the outstanding borrowings at any time is solely at the discretion of NL.  At December 31, 2008 we our borrowings under this revolving note with NL, were classified as a noncurrent liability because we have the ability and intent to refinance the outstanding amount payable by using borrowing availability under our U.S. revolving credit facility that matures in September 2011.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if KII or any of KII’s subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the European credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of our U.S. credit facility, any outstanding borrowing under such facility may be accelerated prior to its stated maturity in the event of our bankruptcy.  The Canadian revolving credit facility contains no cross-default provisions.  The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

Aggregate maturities of long-term debt at December 31, 2008 are shown in the table below.

Years ending December 31,	_____Amount____
(In millions)

2009	$.8
2010	.8
2011	76.0
2012	.9
2013	560.0

Total	$638.5

Restrictions and Other.  Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  While we were in compliance with all of our debt covenants at December 31, 2008, we currently believe it is probable that one of our required financial ratios associated with our European credit facility (the ratio of net secured debt to earnings before income taxes, interest and depreciation, as defined) will not be maintained at some point during 2009, most likely commencing at March 31, 2009.  In 2009, we have begun to reduce our production levels in response to the current economic environment, which we anticipate will favorably impact our liquidity and cash flows by reducing our inventory levels.  However, the reduced capacity utilization levels will negatively impact our 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we would not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that did not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

At December 31, 2008, the restricted net assets of consolidated subsidiaries approximated $90 million.  At December 31, 2008, there were no restrictions on our ability to pay dividends.  The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At December 31, 2008, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was approximately $52 million.  However, the indenture currently prohibits KII from utilizing such Restricted Payment Basket because KII has not met a specified financial ratio; such prohibition will continue until such time as KII meets the specified financial ratio.

Note 9 – Income taxes:

	Years ended December 31,
	2006	2007	2008
	(In millions)

Pre-tax income:
U.S.	$9.4	$.6	$(.2)
Non-U.S.	71.9	47.4	6.2

Total	$81.3	$48.0	$6.0

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$28.5	$16.8	$2.1
Non-U.S. tax rates	(1.6)	.3	(.4)
German tax attribute adjustment	(21.7)	8.7	(7.2)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	2.3	(1.7)	(.1)
Nondeductible expenses	4.4	2.9	2.3
U.S. state income taxes, net	1.1	(.5)	1.0
Tax contingency reserve adjustment, net	(10.7)	(2.0)	.1
Foreign tax rate changes	(1.1)	91.0	(.1)
Assessment (refund) of prior year income taxes	(1.4)	(.9)	.1
Nontaxable Income	(.5)	(.8)	(.9)
Other, net	-	.9	.1

Provision for income taxes (benefit)	$(.7)	$114.7	$(3.0)

	Years ended December 31,
	2006	2007	2008
	(In millions)

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$5.5	$(1.2)	$(.1)
Non-U.S.	22.0	10.9	7.7

	27.5	9.7	7.6
Deferred income taxes (benefit):
U.S. federal and state	.4	(1.5)	-
Non-U.S.	(28.6)	106.5	(10.6)

	(28.2)	105.0	(10.6)

Provision for income taxes (benefit)	$(.7)	$114.7	$(3.0)

Comprehensive provision for income taxes allocable to:
Net income	$(.7)	$114.7	$(3.0)
Other comprehensive income -
Pension plans	7.1	28.5	(6.2)
OPEB	-	.1	.4
Adoption of SFAS No. 158:
Pension plans	(20.0)	(1.2)	-
OPEB	.3	-	-

Total	$(13.3)	$142.1	$(8.8)

The components of our net deferred income taxes at December 31, 2007 and 2008, and changes in the deferred income tax valuation allowance during 2007 and 2008, are summarized in the following tables.  There was no valuation allowance recognized during 2006.

	December 31,
	2007		2008
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$.6	$(3.0)	$1.0	$(4.3)
Property and equipment	.1	(58.8)	.1	(56.2)
Accrued postretirement benefits other than pension (“OPEB”) costs	3.6	-	2.8	-
Pension asset	-	(2.3)	-	-
Accrued pension cost	8.2	-	6.7	-
Other accrued liabilities and deductible differences	23.5	-	21.6	-
Other taxable differences	-	(5.2)	-	(4.9)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(3.5)	-	(2.5)
Tax loss and tax credit carryforwards	158.7	-	167.1	-
Valuation allowance	(3.0)	-	(1.2)	-
Adjusted gross deferred tax assets (liabilities)	191.7	(72.8)	198.1	(67.9)
Netting of items by tax jurisdiction	(21.3)	21.3	(27.6)	27.6
	170.4	(51.5)	170.5	(40.3)
Less net current deferred tax asset (liability)	1.6	(3.3)	4.1	(4.6)

Net noncurrent deferred tax asset (liability)	$168.8	$(48.2)	$166.4	$(35.7)

	Years ended December 31,
	2007	2008
	(In Millions)

Changes in Valuation Allowance:
Increase in certain deductible temporary differences which the Company believes do not meet the “more-likely-than-not” recognition criteria	$-	$0.1
Offset to the change in gross deferred income tax assets due to the redetermination of certain tax attributes	3.0	0.1
Reduction of valuation allowance due to the expiration of certain tax attributes	-	(2.0)
	$3.0	$(1.8)

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  We have received a notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004.  We object to the proposed assessment and we intend to formally respond to the Canadian tax authorities in March 2009.  Because of the inherent uncertainties involved in the settlement of the potential exposure, if any, the final outcome is also uncertain.  We believe that we have provided adequate reserves.

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

Principally as a result of the withdrawal of certain Belgian and Norwegian assessments and the resolution of our ongoing income tax audits in Germany, we recognized a $10.7 million income tax benefit in 2006 related to the total reduction in our income tax contingency reserve.

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

In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and the elimination of the federal surtax.  The 2% reduction is phased in from 2008 to 2010, and the federal surtax was eliminated as of January 1, 2008.  As a result, in 2006, we recognized a $1.1 million income tax benefit related to the effect of such reduction on our previously-recorded net deferred income tax liability.

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

At December 31, 2008, we had the equivalent of $817 million and $229 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date.

Note 10 – Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense approximated $.6 million in 2006, $.5 million in 2007 and $.9 million in 2008.

Changes in Accounting - defined benefit and postretirement benefits other than pensions (“OPEB”) plans.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  The effect of adopting the asset and liability recognition requirements of this standard resulted in a $37.4 million net decrease in our accumulated other comprehensive income, consisting of a $37.5 million loss related to our defined benefit pension plans and $.1 million of income related to our postretirement benefit plans.  Starting January 1, 2007, we recognize all changes in the funded status of these plans through comprehensive income, net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

Prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans. In accordance with the measurement date requirements of SFAS No. 158, effective December 31, 2007 we commenced to use a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations.  Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net income for 2007, and one-fifth of the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained deficit in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in our accumulated other comprehensive income.

Defined benefit plans.  We maintain various defined benefit pension plans.  Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan.

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2009.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2009	$20.8
2010	21.1
2011	21.4
2012	23.4
2013	21.4
Next 5 years	116.2

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2007	2008
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$460.1	$455.5
Change in measurement date, net	7.1	-
Service cost	7.9	9.6
Interest cost	22.0	18.8
Participant contributions	2.1	1.8
Plan amendments	4.4	-
Actuarial gains	(70.2)	(23.7)
Change in foreign currency exchange rates	52.8	(47.3)
Benefits paid	(30.7)	(25.3)

Benefit obligations at end of the year	$455.5	$389.4

Change in plan assets:
Fair value of plan assets at beginning of the year	$279.8	$324.3
Change in measurement date, net	(2.1)	-
Actual return on plan assets	12.6	(21.4)
Employer contributions	27.1	20.8
Participant contributions	2.1	1.9
Change in foreign currency exchange rates	35.5	(36.5)
Benefits paid	(30.7)	(25.3)

Fair value of plan assets at end of year	$324.3	$263.8

Funded status	$(131.2)	$(125.6)

Amounts recognized in the balance sheet:
Pension asset	$7.2	$-
Accrued pension costs:
Current	(.1)	(.1)
Noncurrent	(138.3)	(125.5)

Total	$(131.2)	$(125.6)

Accumulated other comprehensive loss:
Actuarial losses	$111.5	$127.1
Prior service cost	6.6	5.6
Net transition obligations	3.7	3.2

Total	$121.8	$135.9

Accumulated benefit obligations (“ABO”)	$384.4	$357.1

The amounts shown in the table above for actuarial losses, prior service cost and net transition obligations at December 31, 2007 and 2008 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 2007 and 2008.  We expect approximately $5.4 million, $.8 million and $.5 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, as of December 31, 2008 will be recognized as components of our net periodic defined benefit pension cost in 2009.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) during 2007 and 2008.

	Year Ended December 31,
	2007	2008
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$70.4	$(15.0)
Plan amendment	(4.4)	-
Amortization of unrecognized:
Prior service cost	.7	.9
Net transition obligations	.5	.5
Net actuarial losses (gains)	8.5	(.8)
Change in measurement date:
Prior service cost	.2	-
Net transition obligations	.1	-
Net actuarial losses	2.4	-

Total	$78.4	$(14.4)

The components of our net periodic defined benefit pension cost are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2007 and 2008 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006 and 2007, respectively, net of deferred income taxes.

	Years ended December 31,
	2006	2007	2008
	(In millions)

Net periodic pension cost:
Service cost benefits	$7.6	$7.9	$9.6
Interest cost on PBO	19.0	22.0	18.8
Expected return on plan assets	(15.9)	(17.2)	(20.2)
Amortization of prior service cost	.6	.7	.9
Amortization of net transition obligations	.4	.5	.5
Recognized actuarial losses (gains)	8.7	8.5	(.8)

Total	$20.4	$22.4	$8.8

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2007	2008
	(In millions)

PBO at end of the year:
U.S. plans	$14.1	$13.9
Non-U.S. plans	441.4	375.5

Total	$455.5	$389.4

Fair value of plan assets at end of the year:
U.S. plans	$20.5	$11.1
Non-U.S. plans	303.8	252.7

Total	$324.3	$263.8

Plans for which the ABO exceeds plan assets:
PBO	$287.4	$339.5
ABO	240.6	316.5
Fair value of plan assets	164.4	219.5

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2007 and 2008 are presented in the table below.  Such weighted-average rates were determined using the projected benefit obligations at each date.

Rate	December 31,
	2007	2008

Discount rate	5.5%	5.9%
Increase in future compensation levels	3.0%	3.2%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2006, 2007 and 2008 are presented in the table below.  The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

Rate	Years ended December 31,
	2006	2007	2008

Discount rate	4.3%	4.7%	5.5%
Increase in future compensation levels	2.8%	3.0%	3.0%
Long-term return on plan assets	6.1%	6.2%	6.2%

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

•
In Norway, we currently have a plan asset target allocation of 14% to equity managers, 64% to fixed income managers and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0% and 4.0%, respectively.

•
In the U.S., all of the assets were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2006, 2007 and 2008, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of such long-term rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT’s managers.  During the 20-year history of the CMRT from its inception in 1987 through December 31, 2008, the average annual rate of return has been 11%.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2008
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	53%	24%	53%	14%
Fixed income securities	43	52	39	83
Real estate	-	12	-	-
Cash, cash equivalents and other	4	12	8	3

Total	100%	100%	100%	100%

	December 31, 2007
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	98%	28%	60%	18%
Fixed income securities	-	49	34	68
Real estate	2	12	-	-
Cash, cash equivalents and other	-	11	6	14

Total	100%	100%	100%	100%

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

Years ending December 31,	Amount
(In millions)
2009	$.7
2010	.6
2011	.6
2012	.6
2013	.5
Next 5 years	2.5

The funded status of our OPEB plans is presented in the table below:

	Years ended December 31,
	2007	2008
	(In millions)

Change in accumulated OPEB obligations:
Obligations at beginning of the year	$10.8	$12.4
Service cost	.3	.3
Interest cost	.7	.7
Actuarial gains	(.2)	(1.9)
Plan amendments	(.1)	-
Change in foreign currency exchange rates	1.3	(1.7)
Benefits paid from employer contributions	(.4)	(.4)

Obligations at end of the year	12.4	9.4

Fair value of plan assets	-	-

Funded status	$(12.4)	$(9.4)

Amounts recognized in the balance sheet:
Current accrued pension costs	$(.8)	$(.7)
Noncurrent accrued pension costs	(11.6)	(8.7)

Total	$(12.4)	$(9.4)

Accumulated other comprehensive income:
Net actuarial losses	$.3	$(1.4)
Prior service credit	(.9)	(.7)

Total	$(.6)	$(2.1)

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2007 and 2008 have not yet been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income (loss).  We expect to recognize approximately $.2 million of prior service credit as a component of our periodic OPEB cost in 2009.

The table below details the changes in benefit obligations recognized in accumulated other comprehensive income (loss) during 2007 and 2008.

	Years Ended December 31,
	2007	2008
	(In millions)
Changes in benefit obligations recognized in other comprehensive income:
Current year:
Net actuarial gain	$.2	$1.6
Plan amendment	.1	-
Amortization of unrecognized:
Prior service credit	(.2)	.2
Net actuarial losses	.1	(.1)

Total	$.2	$1.7

At December 31, 2008, the accumulated OPEB obligations for all OPEB plans was comprised of $2.9 million related to U.S. plans and $6.5 million related to our Canadian plan (2007 - $3.4 million and $9.0 million, respectively).

The components of our periodic OPEB costs are presented in the table below.  The amounts shown below for amortization of prior service credit and recognized actuarial losses, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006 and 2007.

	Years ended December 31,
	2006	2007	2008
	(In millions)

Net periodic OPEB cost (credit):
Service cost	$.3	$.3	$.3
Interest cost	.6	.7	.7
Amortization of prior service credit	(.2)	(.2)	(.2)
Recognized actuarial losses	.1	.1	.1

Total	$.8	$.9	$.9

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2007 and 2008 are presented in the table below.  The weighted average discount rate was determined using the projected benefit obligation as of such dates.  The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

	2007	2008

Healthcare inflation:
Initial rate	8.5%	8.0%
Ultimate rate	5.5%	5.5%
Year of ultimate rate achievement	2014	2015
Weighted average discount rate	6.2%	6.5%

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Effect on net OPEB cost during 2008	$(.2)	$.2
Effect at December 31, 2008 on postretirement obligation	(1.2)	.9

The weighted average discount rate used in determining the net periodic OPEB cost for 2008 was 6.2% (2007 – 5.8%; 2006 – 5.6%).  Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year.  The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.  The impact of assumed rate of return on plan assets also does not have a material affect on the net periodic OPEB cost as there were no plan assets as of December 31, 2007 or 2008.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  We are eligible for the federal subsidy.   We account for the effect of this subsidy prospectively from the date we determined actuarial equivalence.  The subsidy did not have a material impact on the applicable accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

Note 11 – Other noncurrent liabilities:

	December 31,
	2007	2008
	(In millions)

Reserve for uncertain tax positions	$14.9	$13.1
Employee benefits	8.2	8.9
Insurance claims and expenses	2.3	1.8
Other	6.0	5.0

Total	$31.4	$28.8

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

At December 31, 2008, our employees held options to purchase approximately 95,000 shares of NL common stock.  These options are exercisable at various dates through 2011; 25,000 have exercise prices ranging from $2.66 to $5.63 per share and 70,000 have an exercise price of $11.49 per share.

At December 31, 2008, all of the outstanding options were exercisable, with an aggregate intrinsic value (defined as the excess of the market price of NL’s common stock over the exercise price) of $.3 million.  All of the outstanding options had exercise prices less than NL’s December 31, 2008 quoted market price of $13.40 per share.  Outstanding options at December 31, 2008 expire at various dates through 2011.

The intrinsic value of these NL options that were exercised aggregated $.1 million in 2006 and nil in 2007 and 2008 and the related income tax benefit from such exercises was, less than $.1 million in 2006 and nil in 2007 and 2008.

Long-term incentive compensation plan.  We have a long-term incentive compensation plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights.  Up to 150,000 shares of our common stock may be issued pursuant to this plan.  As of December 31, 2008, no options had been granted pursuant to this plan, and 133,000 shares were available for future grants.  During each of 2006, 2007 and 2008, we awarded an aggregate of 3,500 shares of our common stock pursuant to this plan to members of our board of directors.

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

            Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2007	2008
	(In millions)

Current receivables from affiliate:
Income taxes receivable from Valhi	$2.7	$1.2
Other	.2	.2

Total	$2.9	$1.4

Current payables to affiliates:
LPC	$11.3	$14.3
Income taxes payable to Valhi	-	.4

Total	$11.3	$14.7

Noncurrent note payable to NL	$-	$19.2

Amounts payable to LPC are generally for the purchase of TiO2 (see Note 6).  Purchases of TiO2 from LPC were $124.2 million in 2006, $124.6 million in 2007, and $140.3 million in 2008.

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and a demand notes.  These loans and advances are generally entered into for cash management purpose, in which the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is able to pay a lower rate of interest than would be paid if the borrow had incurred third-party indebtedness.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loan.  In this regard, in October 2008 the independent members of the Board of Directors of both us and NL approved terms for us borrowing up to $40 million from NL.  See Note 8.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  The net ISA fee charged to us, approved by the independent members of our board of directors, is included in selling, general and administrative expense and corporate expense and was $6.3 million in 2006, $6.5 million in 2007, and $6.8 million in 2008.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI by us and our joint venture were $8.2 million in 2006, $6.9 million in 2007, and $7.0 million in 2008. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2009.

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

Concentrations of credit risk.  Sales of TiO2 accounted for approximately 90% of our sales during each of the past three years.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 4,000 customers, with the top ten customers approximating 28% of net sales in 2006 and 27% of net sales in 2007 and 2008.  We did not have sales to a single customer of over 10% in any of the previous three years.  By volume, approximately one-half of our TiO2 sales were to Europe in each of the past three years and approximately 36% in 2006 and 34% in 2007 and 2008 were attributable to North America.

Long-term contracts.  We have long-term supply contracts that provide for our TiO2 feedstock requirements through 2011.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $505 million at December 31, 2008.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services through 2014.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $113 million at December 31, 2008.

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

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $11 million in 2006 and 2007, and $12 million in 2008.  At December 31, 2008, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2009	$5.5
2010	4.1
2011	2.8
2012	2.2
2013	1.7
2014 and thereafter	18.9

Total	$35.2

Approximately $22 million of the $35.2 million aggregate future minimum rental commitments at December 31, 2008 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2008.  As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

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

Note 15 – Other income:

	Years ended December 31,
	2006	2007	2008
	(In millions)

Business interruption insurance proceeds	$1.8	$-	$-
Other income	.4	1.4	.9

Total	$2.2	$1.4	$.9

We recognized a gain of $1.8 million in the fourth quarter of 2006 for business interruption insurance proceeds we received related to Hurricane Rita.  See Note 6.

Note 16 - Financial instruments:

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements to be classified and disclosed in one of three categories, see Note 1.

There was no impact for the adoption of SFAS No. 157 to the Consolidated Financial Statements. The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 categories as of December 31, 2008:

	Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Marketable securities	$3.5	$3.5	$-	$-

Currency forward contracts	(1.6)	(1.6)	-	-

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  During 2007 and 2008, we have not used hedge accounting for any of our contracts.  We held no such currency forward contracts at December 31, 2007 and held no other significant derivative contracts at December 31, 2007 or 2008.  In the fourth quarter of 2008 we entered into a series of currency forward contracts.  The fair value of the currency forward contracts is determined using Level 1 inputs as defined in SFAS No. 157 based on the foreign currency spot forward rates quoted by banks.  At December 31, 2008 we had currency forward contracts to exchange:

•
an aggregate of $30.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to Cdn. $1.26 per U.S. dollar.  These contracts with U.S. Bank mature from January 2009 through December 2009 at a rate of $2.5 million per month. At December 31, 2008, the actual exchange rate was Cdn. $1.22 per U.S. dollar.

•
an aggregate $57 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.91 to kroner 7.18.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of $.5 million to $2.5 million per month.  At December 31, 2008, the actual exchange rate was kroner 7.0 per U.S. dollar.

•
an aggregate euro 16.4 million for an equivalent value of Norwegian Kroner at exchange rates ranging from kroner 8.64 to kroner 9.23.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of euro .5 million to euro .7 million per month.  At December 31, 2008, the actual exchange rate was kroner 9.7 per euro.

 The estimated fair value of such foreign currency forward contracts at December 31, 2008 was a $1.6 million net liability, of which $1.3 million is recognized as part of Prepaid Expenses and $2.9 million is recognized as part of Accounts Payable and Accrued Liabilities in our Consolidated Balance Sheet and a corresponding $1.6 million foreign currency transaction loss in our Consolidated Statement of Operations.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2007 and 2008.
	December 31,		December 31,
	2007		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents, restricted cash	$74.0	$74.0	$15.1	$15.1

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$585.5	$507.7	$560.0	$129.4
U.S. Bank credit facility	15.4	15.4	13.7	13.7
European credit facility	-	-	42.2	42.2
Revolving note with NL	-	-	19.2	19.2
Common stockholders’ equity	411.0	854.3	317.9	570.4

At December 31, 2007 and 2008, the estimated market price of the 6.5% Notes was approximately euro 860 and euro 230 per euro 1,000 principal amount, respectively.  Fair value of our restricted marketable debt securities and the fair value of our common stockholders’ equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by SFAS No. 157, Fair Value Measurements.  The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as defined by SFAS No. 157 because the markets in which the Notes trade are not active.  See Notes 1 and 17.

Note 17 – Recent accounting pronouncements:

Fair Value Measurements.   In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such nonfinancial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option.  In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

 Derivative Disclosures.   In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.  See Note 16.

Uncertain Tax Positions.   On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN 48 on January 1, 2007, we increased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $14.1 million to $16.3 million and accounted for such $2.2 million increase as a reduction of retained earnings in accordance with the transition provisions of the new standard.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 and 2008 was not material, and at December 31, 2007 and December 31, 2008 we had $3.0 million and $2.7 million, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007 and 2008:

	Year Ended December 31,
	2007	2008
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning ofyear	$12.6	$11.9
Net increase (decrease):
Tax positions taken in prior periods	(1.9)	(1.1)
Tax positions taken in current period	2.2	1.8
Settlements with taxing authorities – cash paid	(.3)	(.1)
Lapse of applicable statute of limitations	(1.7)	(.7)
Change in foreign currency exchange rates	1.0	(1.4)

Unrecognized tax benefits at end of year	$11.9	$10.4

If our uncertain tax positions were recognized, a benefit of $14.9 million and $13.1 million would affect our effective income tax rates from continuing operations for 2007 and 2008, respectively.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway.  Our domestic income tax returns prior to 2005 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2004 for Germany, 2003 for Belgium and Canada and 1999 for Norway.

Benefit Plan Asset Disclosures.   During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Note 18 -                                Quarterly results of operations (unaudited):

	Quarter ended
	_March 31_	_June 30_	September 30	December 31
	(In millions, except per share data)

Year ended December 31, 2007
Net sales	$314.0	$342.6	$343.3	$310.4
Gross margin	70.4	63.6	66.9	50.5

Net income (loss)	12.9	-	(81.2)	1.6
Basic and diluted earnings (loss) per common share	$.26	$-	$(1.66)	$.03

Year ended December 31, 2008
Net sales	$332.5	$391.9	$345.6	$246.9
Gross margin	57.1	59.2	50.4	53.9

Net income (loss)	(.4)	5.8	(3.6)	7.2
Basic and diluted earnings (loss) per common share	$(.01)	$.12	$(.07)	$.15

In the third quarter of 2007, we recognized a $91.0 million tax charge for a change in the German tax rates, see Note 9.  In the fourth quarter of 2007 we determined that a liability established in 1992 was no longer necessary.  Therefore, net income for the fourth quarter of 2007 includes $.8 million ($.5 million net of income tax), or $.01 per diluted share related to the reversal of this non current liability.

In the second quarter of 2008, we recognized a $7.2 million income tax benefit related to a favorable resolution of certain income tax issues in Germany.  See Note 9.  In the fourth quarter of 2008, we recognized a $6.9 million adjustment ($4.8 million, net of income taxes) in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 10.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)
	December 31,
	2007	2008

Current assets:
Receivables from subsidiary	$13.9	$19.9
Prepaid expenses	.3	.3

Total current assets	14.2	20.2

Other assets:
Investment in subsidiaries	668.6	594.0
Other	.5	2.4

Total other assets	669.1	596.4

Total assets	$683.3	$616.6

Current liabilities:
Accounts payable and accrued liabilities	$.1	$.2
Payable to affiliate and subsidiary	28.7	40.8

Total current liabilities	28.8	41.0

Noncurrent liabilities:
Notes payable to subsidiary	240.0	229.3
Interest payable to subsidiary	-	5.4
Note payable to NL Industries, Inc.	-	19.2
Deferred income taxes	3.5	3.8

Total noncurrent liabilities	243.5	257.7

Stockholders’ equity	411.0	317.9

Total liabilities and stockholders’ equity	$683.3	$616.6

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2006	2007	2008

Revenues and other income:
Equity in earnings (loss) of subsidiaries	$96.9	$(57.4)	$25.1
Interest income from affiliates	.6	.1	-
Other income	.8	5.6	-

Total revenues and other income	98.3	(51.7)	25.1

Costs and expenses:
General and administrative	2.3	2.5	2.8
Intercompany interest and other	18.8	20.6	22.3
Other expense	.2	-	-

Total costs and expenses	21.3	23.1	25.1

Income (loss) before income taxes	77.0	(74.8)	-

Income tax benefit	5.0	8.1	9.0

Net income (loss)	$82.0	$(66.7)	$9.0

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income (loss)	$82.0	$(66.7)	$9.0
Cash distributions from subsidiaries	50.1	34.9	35.1
Deferred income taxes	1.9	(2.1)	(.3)
Equity in earnings of subsidiaries	(96.9)	57.4	(25.1)
Other, net	.4	(.6)	.1
Net change in assets and liabilities	(5.0)	20.3	11.4

Net cash provided by operating activities	32.5	43.2	30.2

Cash flows from investing activities:
Loans to affiliates	(32.7)	-	-
Collections of loans to affiliates	49.4	5.9	-
Other, net	(.3)	(.2)	(.4)

Net cash provided (used) by investing activities	16.4	5.7	(.4)

Cash flows from financing activities:
Loan from NL Industries, Inc.	-	-	19.2
Dividends paid	(49.0)	(49.0)	(49.0)

Net cash used by financing activities:	(49.0)	(49.0)	(29.8)

Net change during the year from operating, investing and financing activities	(.1)	(.1)	-

Balance at beginning of year	.2	.1	-

Balance at end of year	$.1	$-	$-

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

Note 2 - Receivable from (payable to) subsidiaries and affiliates:

	December 31,
	2007	2008
	(In millions)

Current:
Receivable from:
Kronos Louisiana, Inc. (“KLA”)	$9.7	$17.5
Valhi – income taxes	2.7	1.1
KLA – income taxes	1.5	1.3

Total	$13.9	$19.9

Payable to:
Kronos (US), Inc. (“KUS”)	$(28.7)	$(40.8)

Noncurrent:
Payable to KII	$240.0	$234.7

Prior to 2006, KII loaned us an aggregate euro 163.1 million ($209.5 million at the borrowing date) instead of paying us cash dividends.  The original notes provided for a December 31, 2010 maturity date and required interest to be paid quarterly at an annual rate of 9.25%.   Effective October 1, 2008, the terms of these notes were modified to remove the requirements for quarterly interest payments and to extend the maturity date to December 31, 2013, and at December 31, 2008 we had an aggregate of $5.4 million of accrued and unpaid interest on these loans.  The notes are unsecured, contain no financial covenants and provide for default only upon our failure to pay any amount when due (subject to a short grace period).    Due to the long-term investment nature of these notes, settlement of the principal and accrued interest balance of the notes is not contemplated within the foreseeable future.  We currently expect that settlement of the principal and interest amount of the notes will occur through a capital transaction.  We recognize interest expense on such notes as incurred.  Until such time as the notes are settled, we will recognize interest expense on the promissory notes.

     In October 2008, the independent members of the Board of Directors of both us and NL approved terms for us borrowing up to $40 million from NL.  Our borrowings from NL under the revolving note will be unsecured, bear interest at prime rate minus 1.5% (1.759% at December 31, 2008) with all principal due on demand (and no later than December 31, 2009).  The amount of the outstanding borrowings at any time is solely at the discretion of NL.  We intend to use any borrowings from NL to reduce the outstanding balance under our U.S. revolving bank credit facility.  At December 31, 2008 we had borrowings of $19.2 million outstanding under this revolving note with NL.

Note 3 – Investment in subsidiaries:

	December 31,
	2007	2008
	(In millions)

Investment in:
KLA	$185.0	$178.4
KC	92.7	63.8
KII	390.9	351.8

Total	$668.6	$594.0

	2006	2007	2008
	(In millions)

Equity in earnings (loss) from continuing operations of subsidiaries:
KLA	$17.5	$12.1	$12.8
KC	5.0	(11.8)	(11.7)
KII	74.4	(57.7)	24.0

Total	$96.9	$(57.4)	$25.1