Form 10-Q
period 2009-03-31
KRONOS WORLDWIDE INC
filed 2009-05-06
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009
Commission file number 1-31763

KRONOS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	76-0294959
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700
Dallas, Texas 75240-2697
(Address of principal executive offices)

Registrant's telephone number, including area code: (972) 233-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes     No

*	The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Large accelerated filer     Accelerated filer     Non-accelerated filer  X   Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  X

Number of shares of the Registrant's common stock outstanding on April 30, 2009: 48,960,049.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2008; March 31, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three months ended March 31, 2008 and 2009	5

	Condensed Consolidated Statement of Stockholders'
	Equity and Comprehensive Income (Loss) (Unaudited) –
	Three months ended March 31, 2009	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended March 31, 2008 and 2009	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2008	2009
		(Unaudited)

Current assets:
Cash and cash equivalents	$13.6	$27.6
Restricted cash	1.5	1.0
Accounts and other receivables	178.6	187.5
Inventories	385.1	294.6
Prepaid expenses and other	6.6	9.1
Deferred income taxes	4.1	4.1

Total current assets	589.5	523.9

Other assets:
Investment in TiO2 manufacturing joint venture	105.6	107.4
Deferred income taxes	166.4	178.5
Other	11.7	11.2

Total other assets	283.7	297.1

Property and equipment:
Land	37.5	36.3
Buildings	215.9	210.6
Equipment	949.8	928.0
Mining properties	73.9	79.4
Construction in progress	41.7	48.9

	1,318.8	1,303.2
Less accumulated depreciation and amortization	833.3	829.7

Net property and equipment	485.5	473.5

Total assets	$1,358.7	$1,294.5

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2008	March 31, 2009
		(Unaudited)

Current liabilities:
Current maturities of long-term debt	$.8	$69.7
Accounts payable and accrued liabilities	195.3	136.6
Income taxes	3.7	5.8
Deferred income taxes	4.6	4.4

Total current liabilities	204.4	216.5

Noncurrent liabilities:
Long-term debt	637.7	587.6
Deferred income taxes	35.7	40.3
Accrued pension cost	125.5	118.6
Accrued postretirement benefit cost	8.7	8.7
Other	28.8	28.4

Total noncurrent liabilities	836.4	783.6

Stockholders' equity:
Common stock	.5	.5
Additional paid-in capital	1,061.8	1,061.8
Retained deficit	(567.9)	(594.5)
Accumulated other comprehensive loss	(176.5)	(173.4)

Total stockholders' equity	317.9	294.4

Total liabilities and stockholders’ equity	$1,358.7	$1,294.5

Commitments and contingencies (Notes 7 and 10)
See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended March 31,
	2008	2009
	(Unaudited)

Net sales	$332.5	$248.0
Cost of sales	275.4	243.9

Gross margin	57.1	4.1

Selling, general and administrative expense	43.3	34.3
Currency transaction gains (losses), net	(2.5)	5.3
Other operating income (expense), net	(1.6)	(1.4)

Income (loss) from operations	9.7	(26.3)

Other income (expense):
Interest income	.4	-
Interest expense	(10.6)	(9.7)

Loss before income taxes	(.5)	(36.0)

Income tax benefit	(.1)	(9.4)

Net loss	$(.4)	$(26.6)

Net loss per basic and diluted share	$(.01)	$(.54)

Cash dividend per share	$.25	$-

Basic and diluted weighted-average shares used in the calculation of net income (loss) per share	49.0	49.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2009

(In millions)

		Additional		Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	comprehensive loss	stockholders' equity	Comprehensive income(loss)
	(Unaudited)

Balance at December 31, 2008	$.5	$1,061.8	$(567.9)	$(176.5)	$317.9

Net loss	-	-	(26.6)	-	(26.6)	$(26.6)

Other comprehensive income, net	-	-	-	3.1	3.1	3.1

Balance at March 31, 2009	$.5	$1,061.8	$(594.5)	$(173.4)	$294.4

Comprehensive loss						$(23.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,
	2008	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(.4)	$(26.6)
Depreciation and amortization	13.0	11.0
Deferred income taxes	.1	(14.6)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(2.1)	(1.2)
Other postretirement benefits	.1	-
Distributions from (contribution to) TiO2 manufacturing joint venture, net	1.4	(1.8)
Other, net	.8	(.1)
Change in assets and liabilities:
Accounts and other receivables	(37.7)	(16.0)
Inventories	(3.8)	79.8
Prepaid expenses	(.2)	(2.1)
Accounts payable and accrued liabilities	.8	(45.3)
Income taxes	(4.0)	3.4
Accounts with affiliates	2.4	(9.7)
Other, net	.5	5.7

Net cash used in operating activities	(29.1)	(17.5)

Cash flows from investing activities:
Capital expenditures	(16.8)	(11.4)
Change in restricted cash equivalents	.7	.6

Net cash used in investing activities	(16.1)	(10.8)

Cash flows from financing activities:
Indebtedness:
Borrowings	103.8	94.4
Principal payments	(93.5)	(51.5)
Dividends paid	(12.2)	-

Net cash provided by (used in) financing activities	(1.9)	42.9

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(47.1)	14.6
Currency translation	1.1	(.6)
Balance at beginning of period	72.2	13.6

Balance at end of period	$26.2	$27.6

Supplemental disclosures:
Cash paid for:
Interest	$1.0	$.7
Income taxes	1.0	.2
Accrual for capital expenditures	3.7	1.3

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note 1 - Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI).  At March 31, 2009, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of our common stock.  Valhi owns approximately 83% of NL's outstanding common stock. Approximately 94% of Valhi's outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity and Comprehensive Income (Loss) at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 – Accounts and other receivables:
	December 31, 2008	March 31, 2009
	(In millions)

Trade receivables	$155.6	$172.1
Recoverable VAT and other receivables	22.2	17.6
Refundable income taxes	1.2	-
Receivable from affiliates:
Income taxes, net - Valhi	1.2	-
Other	.2	-
Allowance for doubtful accounts	(1.8)	(2.2)

Total	$178.6	$187.5

Note 3 - Inventories:

	December 31, 2008	March 31, 2009
	(In millions)

Raw materials	$67.1	$48.1
Work in process	19.8	18.2
Finished products	243.0	172.2
Supplies	55.2	56.1

Total	$385.1	$294.6

Note 4 - Other noncurrent assets:

	December 31, 2008	March 31, 2009
	(In millions)

Deferred financing costs, net	$7.1	$6.4
Restricted marketable debt securities	3.5	3.7
Other	1.1	1.1

Total	$11.7	$11.2

Our marketable debt securities are carried at fair value using quoted market prices, Level 1 inputs as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  See Notes 11 and 12.

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2008	March 31, 2009
	(In millions)

Accounts payable	$113.5	$59.0
Employee benefits	23.4	22.3
Accrued sales discounts and rebates	14.9	10.0
Accrued interest	7.8	16.8
Payable to affiliates:
Louisiana Pigment Company, L.P.	14.3	7.8
Income taxes, net - Valhi	.4	1.0
Other	21.0	19.7

Total	$195.3	$136.6

Note 6 - Long-term debt:

	December 31, 2008	March 31, 2009
	(In millions)

Kronos International, Inc. - 6.5% Senior Secured Notes	$560.0	$538.2
Revolving credit facilities:
European credit facility	42.2	68.9
U.S. bank credit facility	13.7	30.2
Note payable to affiliate	19.2	16.6
Other	3.4	3.4

Total debt	638.5	657.3
Less current maturities	.8	69.7

Total long-term debt	$637.7	$587.6

Revolving credit facilities – During the first three months of 2009, we borrowed a net euro 21.0 million ($26.7 million) under our European credit facility and a net $16.5 million under our U.S. credit facility.  The average interest rate on these outstanding borrowings at March 31, 2009 was 3.88% and 3.25%, respectively.

Our Canadian subsidiary’s revolving credit facility had a maturity date of January 15, 2009.  Prior to maturity we temporarily extended the borrowing terms of this agreement on a month-to-month basis and we are in the process of renegotiating this facility.  We expect a new agreement to be in place in the second quarter 2009.  At March 31, 2009, no amounts were outstanding under the facility.

Note payable to affiliate – During the first three months of 2009, we repaid a net $2.6 million under our revolving note with NL.  At March 31, 2009 the interest rate was 1.75% on our borrowings from NL.  Our borrowings under this revolving note were classified as a noncurrent liability at March 31, 2009 because we have the ability and intent to refinance the outstanding amount payable by using borrowing availability under our U.S. revolving credit facility that matures in September 2011.

Restrictions and Other. Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if our European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or their parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos.  The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to their stated maturity.

Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  On March 20, 2009, the lenders associated with our European credit facility waived compliance with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the amended revolving Credit Facility, for the 12-month period ending March 31, 2009.  Among other things, such waiver moved the next required financial ratio measurement period to the 12-month period ending April 30, 2009.  On April 30, 2009, all of the lenders waived compliance with the required financial ratio for the 12-month period ending April 30, 2009.  Among other things, this waiver moved the next required financial ratio measurement period to the 12-month period ending June 15, 2009.  We did not pay any fee to the lenders to obtain either waiver.  Absent receiving the waiver we would have been in violation of this financial ratio.  In addition, we believe it is probable that we will not be able to comply with this financial ratio for the next 12-month period, as a result we have classified the outstanding balance of the European credit facility as a current liability at March 31, 2009.  In 2009, we have reduced our production levels in response to the current economic environment, which has favorably impacted our liquidity and cash flows by reducing our inventory levels.  We expect to continue to maintain reduced levels of production for the remainder of 2009.  However, the reduced capacity utilization levels will negatively impact our 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings and/or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we are not successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us should allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

The terms of the indenture governing the Senior Secured Notes limits the ability of Kronos International, Inc. (“KII”), our wholly owned subsidiary that issued the notes, to pay dividends and make other restricted payments.  At March 31, 2009, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was approximately $27.3 million.  However, the indenture currently prohibits KII from utilizing the Restricted Payment Basket because we have not met a specified financial ratio contained in the indenture; such prohibition will continue until such time as we meet the specified financial ratio.

Note 7 - Income taxes:

	Three months ended March 31,
	2008	2009
	(In millions)

Expected tax expense (benefit), at U.S. Federal statutory income tax rate of 35%	$(.2)	$(12.6)
Non-U.S. tax rates	-	1.3
Nondeductible expenses	-	2.1
U.S. state income taxes, net	-	0.9
Change in reserve for uncertain tax positions	.1	(0.2)
Nontaxable income	-	(1.0)
Other, net	-	0.1

Total	$(.1)	$(9.4)

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

Note 8 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.
	Three months ended
	March 31,
	2008	2009
	(In millions)

Service cost	$1.7	$1.8
Interest cost	6.1	5.4
Expected return on plan assets	(5.1)	(3.9)
Amortization of prior service cost	.2	.3
Amortization of net transition obligations	.1	.1
Recognized actuarial losses	1.2	1.3

Total	$4.2	$5.0

Postretirement benefits - The components of net periodic postretirement benefits other than pension (“OPEB”) cost are presented in the table below.

	Three months ended March 31,
	2008	2009
	(In millions)

Service cost	$.1	$.1
Interest cost	.2	.1
Amortization of prior service credit	(.1)	(.1)

Total	$.2	$.1

Contributions – We expect our 2009 contributions for our pension and other postretirement plans to be consistent with the amounts we disclosed in our 2008 Annual Report.

Note 9 – Other noncurrent liabilities:

	December 31, 2008	March 31, 2009
	(In millions)

Reserve for uncertain tax positions	$13.1	$12.8
Employee benefits	8.9	8.5
Insurance claims and expenses	1.8	2.2
Other	5.0	4.9

Total	$28.8	$28.4

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

Please refer to our 2008 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 11 – Financial Instruments:

The following table summarizes the valuation of our short-term investments and financial instruments recorded on a fair value basis in accordance with SFAS No. 157 categories as of March 31, 2009:

	Fair Value Measurements at March 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Marketable securities	$3.7	$3.7	$-	$-

Currency forward contracts	2.1	2.1	-	-

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  At March 31, 2009, we had currency forward contracts to exchange:

•
an aggregate of $22.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to Cdn. $1.26 per U.S. dollar.  These contracts with U.S. Bank mature from April 2009 through December 2009 at a rate of $2.5 million per month.  At March 31, 2009, the actual exchange rate was Cdn. $1.25 per U.S. dollar.

•
an aggregate $56.5 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.51 to kroner 7.18 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from April 2009 through March 2010 at a rate of $.5 million to $4.75 million per month.  At March 31, 2009, the actual exchange rate was kroner 6.51 per U.S. dollar.

•
an aggregate euro 16.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.68 to kroner 9.23 per euro.  These contracts with DnB Nor Bank ASA mature from April 2009 through March 2010 at a rate of euro .5 million to euro 1.7 million per month.  At March 31, 2009, the actual exchange rate was kroner 8.89 per euro.

The estimated fair value of such currency forward contracts at March 31, 2009 was a $2.1 million net asset, which is the net result of $2.7 million recognized as part of Prepaid Expenses and Other and $.6 million recognized as part of Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheet.  There is also a corresponding $2.1 million currency transaction gain in our Condensed Consolidated Statement of Operations.  To the extent we held such contracts during 2008, we did not use hedge accounting for any of such contracts, and we are not currently using hedge accounting for our existing contracts.

Note 12 – Recent accounting pronouncements:

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  All of our fair value measurements are in compliance with SFAS No. 157 at March 31, 2009. The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Disclosure.  In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments at interim as well as annual periods.   Prior to the adoption of the FSP, we are only required to disclose this information annually.  This FSP will become effective for us in the second quarter of 2009.  See Note 11 for disclosures related to financial instruments recorded at fair value.  The adoption of the FSP will not affect our Condensed Consolidated Financial Statements.

Derivative Disclosures. In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which became effective for us in the first quarter of 2009.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Consolidated Financial Statements.

Benefit Plan Asset Disclosures. During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will become effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Other-Than-Temporary-Impairments.  In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity, and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  This FSP will become effective for us in the second quarter of 2009 and is not expected to have a material effect on our Condensed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the three months ended March 31, 2009, approximately one-half of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  In addition, we also have an estimated 16% share of North American TiO2 sales volumes.  Our production facilities are located throughout Europe and North America.

We reported a net loss of $26.6 million, or $.54 per diluted share, in the first quarter of 2009 as compared to a net loss of $.4 million, or $.01 per diluted share, in the first quarter of 2008.  Our larger net loss for the first quarter 2009 is primarily due to lower income (loss) from operations resulting principally from lower sales and production volumes.

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

•	Changes in raw material and other operating costs (such as energy costs)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation or solvency of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Results of operations

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe that our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.  The majority of our TiO2 grades and substantially all of our production are considered commodity pigment products, we compete for sales primarily on the basis of price.

The factors having the most impact on our reported operating results are:

•	TiO2 selling prices,
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar),
•	Our TiO2 sales and production volumes and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Quarter ended March 31, 2008 compared to the
Quarter ended March 31, 2009 -

	Three months ended March 31,
	2008		2009
	(Dollars in millions)

Net sales	$332.5	100%	$248.0	100%
Cost of sales	275.4	83	243.9	98
Gross margin	57.1	17	4.1	2
Other operating income and expenses, net	47.4	14	30.4	12
Income (loss) from operations	$9.7	3%	$(26.3)	(10)%

				%
				Change
TiO2 operating statistics:
Sales volumes*	127		97	(24)%
Production volumes*	132		64	(52)%

Percent change in net sales:
TiO2 product pricing				5%
TiO2 sales volumes				(24)
TiO2 product mix				(2)
Changes in currency exchange rates				(4)

Total				(25)%

* Thousands of metric tons

Net sales – Net sales decreased 25% or $84.5 million compared to the first quarter of 2008 primarily due to a 24% decrease in sales volumes.  A 5% increase in average TiO2 selling prices over 2008 was mostly offset by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $13 million, or 4%, as compared to the same period in 2008.  We expect average selling prices in the second quarter of 2009 to be lower than the average selling prices in the first quarter of 2009.

Sales volumes in the first quarter of 2009 were 24% lower compared to 2008 due to the impact of lower demand in our markets resulting from the current economic conditions.  We expect demand will continue to remain below 2008 levels for the remainder of the year.

Cost of sales - Cost of sales decreased $31.5 million or 11% in the first quarter of 2009 compared to 2008 primarily due to the impact of a 24% decrease in sales volumes, a 52% decrease in TiO2 production volumes, a decrease in maintenance costs of $8.2 million and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 98% in the first quarter of 2009 compared to 83% in the first quarter of 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes. TiO2 production volumes decreased due to temporary plant curtailments during the first quarter of 2009 that resulted in approximately $50 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first quarter of 2009.

Income (loss) from operations – Income from operations declined by $36 million from operating income of $9.7 million in the first quarter of 2008 to an operating loss of $26.3 million in the first quarter of 2009.   Income (loss) from operations as a percentage of net sales declined to (10)% in the first quarter of 2009 from 3% in the same period for 2008.  This decrease is driven by the decline in gross margin, which fell to 2% for the first quarter of 2009 compared to 17% for the first quarter of 2008.  Our gross margin has decreased primarily because of lower sales volumes and higher manufacturing costs resulting from lower production volumes.  Changes in currency rates have positively affected our gross margin and income (loss) from operations.  We estimate the positive effect of changes in currency exchange rates increased income from operations by approximately $28 million in the first quarter of 2009 as compared to the same period in 2008.

Interest expense – Interest expense decreased $.9 million from $10.6 million in the first quarter of 2008 to $9.7 million in the first quarter of 2009 primarily due to changes in currency exchange rates.  Excluding the effect of currency exchange rates, we expect interest expense will be higher in 2009 as compared to 2008 due to anticipated increased average borrowings under our revolving credit facilities.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax benefit – Our income tax benefit was $9.4 million in the first quarter of 2009 compared to an income benefit of $.1 million in the same period last year.  See Note 7 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax benefit to our actual tax benefit.

We have substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At March 31, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and we  generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our non-U.S. operations’ sales are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income from operations for the first quarter of 2009 as compared to the first quarter of 2008.

Three months ended March 31, 2009 vs. 2008
Increase (decrease) in millions
Impact on:
Net sales	$(13)
Income from operations	28

Outlook

We currently expect income from operations will continue to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from significantly reduced production volumes and the resulting unabsorbed fixed production costs.  We currently expect to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, we are significantly reducing our production volumes in 2009 in order to reduce our finished goods inventory and improve our liquidity.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While we currently expect our sales volumes in 2009 will be lower as compared to 2008, we expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  We believe average selling prices in 2009 will decline from year-end 2008 levels during the first half of the year but we anticipate prices will rise during the second half of 2009, which should result in slightly higher average worldwide TiO2 selling prices for the year.  To mitigate the negative impact of our significantly reduced production volumes, we are reducing our operating costs where possible, including maintenance expenditures and personnel costs.

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

We believe that our annual attainable production capacity for 2009 is approximately 532,000 metric tons.  We expect our production volumes in 2009 will be significantly lower than our attainable capacity.  We currently expect we will operate at 70% to 80% of our attainable production capacity in 2009. Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash used in operating activities was $17.5 million in the first three months of 2009 compared to $29.1 million in the first three months of 2008.  This $11.6 million decrease in the amount of cash used was primarily due to the net effects of the following items:
•	Lower income from operations in 2009 of $36.0 million and
•	Lower net cash used from relative changes in our inventories, receivables, payables and accruals of $47.0 million in 2009 primarily due to our reducing inventory levels, as discussed below.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 64 days at December 31, 2008 to 68 days at March 31, 2009 due to the timing of collection on higher accounts receivable balances at the end of March.  For comparative purposes, our average DSO increased from 63 days at December 31, 2007 to 72 days at March 31, 2008.  Our average days sales in inventory (“DSI”) decreased from 113 days at December 31, 2008 to 64 days at March 31, 2009, as our TiO2 sales volumes exceeded our TiO2 production volumes in the first three months of 2009.  For comparative purposes, our average DSI increased from 59 days at December 31, 2007 to 64 days at March 31, 2008.

Investing activities

Our capital expenditures of $16.8 million and $11.4 million in the three months ended March 31, 2008 and 2009, respectively, were primarily for improvements and upgrades to existing facilities.  Compared to 2008, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.

Financing activities

During the three months ended March 31, 2009, we:
•	had net borrowings of $16.5 million on our U.S. credit facility;
•	had net borrowings of euro 21.0 million ($28.9 million when borrowed/repaid) on our European credit facility; and
•	made net payments of $2.6 million on our revolving note with our affiliate NL.

In the three months ended March 31, 2008, we paid a quarterly dividend to stockholders of $.25 per share for an aggregate dividend $12.2 million.  We did not pay a dividend in the three months ended March 31, 2009.

Outstanding debt obligations

At March 31, 2009, our consolidated debt was comprised principally of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($538.2 million) due in 2013;
•	euro 51.0 million ($68.9 million) under our European revolving credit facility which matures in May 2011;
•	$30.2 million under our U.S. revolving credit facility which matures in September 2011;
•	$16.6 million under our revolving note with NL which matures in December 2009; and
•	Approximately $3.4 million of other indebtedness.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if our European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or their parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos.  The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to their stated maturity.

Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transaction of this type.  On March 20, 2009, the lenders associated with our European credit facility waived compliance with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the amended revolving Credit Facility, for the 12-month period ending March 31, 2009.  Among other things, such waiver moved the next required financial ratio measurement period to the 12-month period ending April 30, 2009.  On April 30, 2009, all of the lenders waived compliance with the required financial ratio for the 12-month period ending April 30, 2009.  Among other things, this waiver moved the next required financial ratio measurement period to the 12-month period ending June 15, 2009.  We did not pay any fee to the lenders to obtain either waiver.  Absent receiving the waiver we would have been in violation of the financial ratio.  In addition, we believe it is probable that we will not be able to comply with this financial ratio for the next 12-month period, as a result we have classified the outstanding balance of the European credit facility as a current liability at March 31, 2009.  In 2009, we have reduced our production levels in response to the current economic environment, which has favorably impacted our liquidity and cash flows by reducing our inventory levels.    We expect to continue to maintain reduced levels of production for the remainder of 2009.  However, the reduced capacity utilization levels will negatively impact our 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010. While we believe it is possible we can obtain such amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.  Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings and/or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we are not successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).  While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us should allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although Kronos International, Inc. (“KII”) has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes. The terms of indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At March 31, 2009, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was approximately $27.3 million.  However, the indenture currently prohibits KII from utilizing the Restricted Payment Basket because we have not met a specified financial ratio contained in this indenture; such prohibition will continue until such time as we meet the specified financial ratio.

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

In 2009, we reduced our production levels in response to the current economic environment, which has favorably impacted, and we believe will continue to favorably impact, our liquidity by reducing our inventory levels and expenditures.  We expect to continue to have reduced capacity utilization levels for the remainder of 2009.  This will continue to have a negative impact on our 2009 results of operations due to the resulting fixed production costs that will be charged to cost of sales as incurred.

At March 31, 2009, unused credit available under all of our existing credit facilities was approximately $72.6 million, consisting principally of $39.2 million under our European credit facility, $13.7 million under our Canadian credit facility and $19.7 million under our U.S. credit facility.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12-months.  In this regard, see the discussion above in “Outstanding debt obligations.”  We currently are unable to borrow the unused availability under our European revolver while we seek the amendment to such facility, as discussed above.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $29 million for major improvements and upgrades to our existing facilities during 2009, including the $11.4 million we have spent through March 31, 2009.  Compared to 2008, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

Commitments and contingencies

See Notes 7 and 10 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report.  There have been no material changes in these market risks during the first three months of 2009.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  See Note 11 to our Condensed Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2009.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2008 Annual Report for descriptions of certain legal proceedings.

Item 1A.                           Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2008 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2009.

Item 6.                           Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Kronos Worldwide, Inc.                (Registrant)

Date May 6, 2009	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date May 6, 2009	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)