Form 10-Q
period 2009-09-30
KRONOS WORLDWIDE INC
filed 2009-11-03
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009
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

Number of shares of the Registrant's common stock outstanding on October 31, 2009: 48,970,549.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2008; September 30, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and nine months ended September 30, 2008 and 2009	5

	Condensed Consolidated Statement of Stockholders'
	Equity and Comprehensive Income (Loss) (Unaudited) –
	Nine months ended September 30, 2009	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2008 and 2009	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2008	2009
		(Unaudited)

Current assets:
Cash and cash equivalents	$13.6	$40.4
Restricted cash	1.5	1.1
Accounts and other receivables	178.6	220.5
Inventories	385.1	256.0
Prepaid expenses and other	6.6	10.8
Deferred income taxes	4.1	4.3

Total current assets	589.5	533.1

Other assets:
Investment in TiO2 manufacturing joint venture	105.6	104.1
Deferred income taxes	166.4	197.7
Other	11.7	11.5

Total other assets	283.7	313.3

Property and equipment:
Land	37.5	43.9
Buildings	215.9	230.6
Equipment	949.8	1,019.3
Mining properties	73.9	114.9
Construction in progress	41.7	19.6

	1,318.8	1,428.3
Less accumulated depreciation and amortization	833.3	928.0

Net property and equipment	485.5	500.3

Total assets	$1,358.7	$1,346.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2008	September 30, 2009
		(Unaudited)

Current liabilities:
Current maturities of long-term debt	$.8	$1.7
Accounts payable and accrued liabilities	195.3	190.0
Income taxes	3.7	3.1
Deferred income taxes	4.6	4.9

Total current liabilities	204.4	199.7

Noncurrent liabilities:
Long-term debt	637.7	641.6
Deferred income taxes	35.7	41.6
Accrued pension cost	125.5	123.6
Accrued postretirement benefit cost	8.7	9.7
Other	28.8	29.4

Total noncurrent liabilities	836.4	845.9

Stockholders' equity:
Common stock	.5	.5
Additional paid-in capital	1,061.8	1,061.9
Retained deficit	(567.9)	(607.8)
Accumulated other comprehensive loss	(176.5)	(153.5)

Total stockholders' equity	317.9	301.1

Total liabilities and stockholders’ equity	$1,358.7	$1,346.7

Commitments and contingencies (Notes 7 and 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Unaudited)

Net sales	$345.6	$310.1	$1,070.0	$840.2
Cost of sales	295.2	250.6	903.3	762.4

Gross margin	50.4	59.5	166.7	77.8

Selling, general and administrative expense	43.9	39.2	134.2	108.1
Currency transaction gains (losses), net	2.6	2.7	(.3)	9.1
Other operating expense, net	(1.2)	(1.9)	(4.9)	(5.7)

Income (loss) from operations	7.9	21.1	27.3	(26.9)

Other income (expense):
Interest income	.3	.1	.9	.1
Interest expense	(11.3)	(10.5)	(33.0)	(30.6)

Income (loss) before income taxes	(3.1)	10.7	(4.8)	(57.4)

Income tax expense (benefit)	.5	2.1	(6.6)	(17.5)

Net income (loss)	$(3.6)	$8.6	$1.8	$(39.9)

Net income (loss) per basic and diluted share	$(.07)	$.17	$.04	$(.82)

Cash dividends per share	$.25	$-	$.75	$-

Basic and diluted weighted-average shares used in the calculation of net income (loss) per share	49.0	49.0	49.0	49.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2009

(In millions)

		Additional		Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	comprehensive loss	stockholders' equity	Comprehensive income (loss)
	(Unaudited)

Balance at December 31, 2008	$.5	$1,061.8	$(567.9)	$(176.5)	$317.9

Net loss	-	-	(39.9)	-	(39.9)	$(39.9)

Other comprehensive income, net	-	-	-	23.0	23.0	23.0

Issuance of common stock	-	.1	-	-	.1	-

Balance at September 30, 2009	$.5	$1,061.9	$(607.8)	$(153.5)	$301.1

Comprehensive loss						$(16.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2008	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1.8	$(39.9)
Depreciation and amortization	40.2	34.3
Deferred income taxes	(7.7)	(20.5)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(4.3)	(2.4)
Other postretirement benefits	.2	.2
Distributions from TiO2 manufacturing joint venture	4.9	1.5
Other, net	1.8	1.4
Change in assets and liabilities:
Accounts and other receivables	(40.3)	(35.5)
Inventories	3.0	137.5
Prepaid expenses	(2.2)	(3.3)
Accounts payable and accrued liabilities	14.7	(5.4)
Income taxes	(2.0)	.4
Accounts with affiliates	3.5	(4.5)
Other, net	-	(.3)

Net cash provided by operating activities	13.6	63.5

Cash flows from investing activities:
Capital expenditures	(54.3)	(17.3)
Change in restricted cash equivalents	.6	.5

Net cash used in investing activities	(53.7)	(16.8)

Cash flows from financing activities:
Indebtedness:
Borrowings	318.2	216.3
Principal payments	(281.6)	(240.5)
Deferred financing fees	(1.2)	(.6)
Dividends paid	(36.7)	-

Net cash used in financing activities	(1.3)	(24.8)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(41.4)	21.9
Currency translation	(.5)	4.9
Cash and cash equivalents at beginning of period	72.2	13.6

Cash and cash equivalents at end of period	$30.3	$40.4

Supplemental disclosures:
Cash paid (received) for:
Interest	$23.2	$20.7
Income taxes	(.2)	.6
Accrual for capital expenditures	3.3	.4
Capital lease obligation incurred	-	3.6

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Note 1 - Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI).  At September 30, 2009, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of our common stock.  Valhi owns approximately 83% of NL's outstanding common stock. Approximately 94% of Valhi's outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity and Comprehensive Income (Loss) at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 – Accounts and other receivables:
	December 31, 2008	September 30, 2009
	(In millions)

Trade receivables	$155.6	$199.2
Recoverable VAT and other receivables	22.2	23.8
Refundable income taxes	1.2	-
Receivable from affiliates:
Income taxes, net - Valhi	1.2	-
Other	.2	-
Allowance for doubtful accounts	(1.8)	(2.5)

Total	$178.6	$220.5

Note 3 - Inventories:

	December 31, 2008	September 30, 2009
	(In millions)

Raw materials	$67.1	$44.3
Work in process	19.8	18.8
Finished products	243.0	134.1
Supplies	55.2	58.8

Total	$385.1	$256.0

Note 4 - Other noncurrent assets:

	December 31, 2008	September 30, 2009
	(In millions)

Deferred financing costs, net	$7.1	$6.6
Other	4.6	4.9

Total	$11.7	$11.5

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2008	September 30, 2009
	(In millions)

Accounts payable	$113.5	$89.0
Employee benefits	23.4	27.5
Accrued sales discounts and rebates	14.9	18.2
Accrued interest	7.8	17.7
Payable to affiliates:
Louisiana Pigment Company, L.P.	14.3	10.4
Income taxes, net - Valhi	.4	1.4
Other	21.0	25.8

Total	$195.3	$190.0

Note 6 - Long-term debt:

	December 31, 2008	September 30, 2009
	(In millions)

Kronos International, Inc. - 6.5% Senior Secured Notes	$560.0	$582.2
Revolving credit facilities:
European credit facility	42.2	26.3
U.S. credit facility	13.7	13.8
Note payable to affiliate	19.2	14.1
Other	3.4	6.9

Total debt	638.5	643.3
Less current maturities	.8	1.7

Total long-term debt	$637.7	$641.6

Revolving credit facilities – During the first nine months of 2009, we made net payments of euro 12.0 million ($18.2 million when borrowed/repaid) under our European credit facility and we had nominal net borrowings under our U.S. credit facility.  The average interest rate on these outstanding borrowings at September 30, 2009 was 3.44% and 3.25%, respectively.

Our Canadian subsidiary’s revolving credit facility had a maturity date of January 15, 2009.  We have been temporarily extending the term of this agreement on a month-to-month basis and we are in the process of renegotiating this facility.  We expect a new agreement to be in place in the fourth quarter 2009.  At September 30, 2009, no amounts were outstanding under the facility.

Note payable to affiliate – During the first nine months of 2009, we repaid a net $5.1 million under our revolving note with NL.  At September 30, 2009 the interest rate was 1.75% on our borrowings from NL.  Our borrowings under this revolving note were classified as a noncurrent liability at September 30, 2009 because we have the ability and intent to refinance the outstanding amount payable by using borrowing availability under our U.S. revolving credit facility that matures in September 2011.

Restrictions and Other. Under the cross-default provisions of the 6.5% Senior Secured Notes, the 6.5% Notes may be accelerated prior to their stated maturity if our European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or their parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to their stated maturity in the event of our bankruptcy.  The Canadian revolving credit facility contains no cross-default provisions.  The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreements, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to their stated maturity.

The European credit facility described above requires the respective borrowers to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 we reduced our production levels in response to the current economic environment, which has favorably impacted our liquidity and cash flows by reducing our inventory levels.  The reduced capacity utilization levels negatively impacted our 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, our lower sales negatively impacted our results of operations in the first half of 2009.  As a result, we did not expect we would be able to maintain compliance under our European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  Beginning March 20, 2009, the lenders associated with our European revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings.  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line has been limited to euro 51 million ($74.5 million) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  The maturity date of the Amended Revolving Credit Facility remains May 26, 2011.  We believe we will be able to comply with the new financial covenants through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

The terms of the indenture governing the Senior Secured Notes limits the ability of Kronos International, Inc. (“KII”), our wholly owned subsidiary that issued the notes, to pay dividends and make other restricted payments.  At September 30, 2009, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was $1.6 million.  However, the indenture currently prohibits KII from utilizing the Restricted Payment Basket because we have not met a specified financial ratio contained in the indenture; such prohibition will continue until such time as we meet the specified financial ratio.

Note 7 - Income taxes:

	Nine months ended September 30,
	2008		2009
	(In millions)

Expected tax benefit, at U.S. federal statutory income tax rate of 35%	$(1.7)	$(20.1)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(.3)	.1
Non-U.S. tax rates	.5	1.8
Nondeductible expenses	1.1	1.9
U.S. state income taxes, net	.4	.4
Change in reserve for uncertain tax positions	.8	(.2)
German tax attribute	(7.2)	(.4)
Other, net	(.2)	(1.0)

Total	$(6.6)	$(17.5)

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

Note 8 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$1.7	$1.9	$5.2	$5.6
Interest cost	6.1	5.6	18.6	16.9
Expected return on plan assets	(5.2)	(4.0)	(15.6)	(12.1)
Amortization of prior service cost	.3	.3	.7	.9
Amortization of net transition obligations	.1	.1	.4	.3
Recognized actuarial losses	1.4	1.3	3.8	3.9

Total	$4.4	$5.2	$13.1	$15.5

Postretirement benefits - The components of net periodic postretirement benefits other than pensions cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$.1	$.1	$.2	$.2
Interest cost	.2	.2	.6	.5
Amortization of prior service credit	(.1)	(.1)	(.2)	(.2)
Recognized actuarial losses	-	-	.1	-

Total	$.2	$.2	$.7	$.5

Contributions – We expect our 2009 contributions for our pension and postretirement plans to be approximately $22 million during 2009.

Note 9 – Other noncurrent liabilities:

	December 31, 2008	September 30, 2009
	(In millions)

Reserve for uncertain tax positions	$13.1	$13.6
Employee benefits	8.9	9.0
Insurance claims and expenses	1.8	1.6
Other	5.0	5.2

Total	$28.8	$29.4

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
Note 11 – Financial Instruments:

The following table summarizes the valuation of our short-term investments and financial instruments recorded on a fair value basis as of December 31, 2008 and September 30, 2009:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency forward contracts
December 31, 2008	$(1.6)	$(1.6)	$-	$-
September 30, 2009	2.7	2.7	-	-

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The fair value of the currency forward contracts is determined using Level 1 inputs as defined by Accounting Standards Codification (“ASC”) Topic 820-10-35 based on the foreign currency spot forward rates quoted by banks or foreign currency dealers.  At September 30, 2009, we had currency forward contracts to exchange:

•
an aggregate of $7.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to Cdn. $1.26 per U.S. dollar.  These contracts with U.S. Bank mature from October 2009 through December 2009 at a rate of $2.5 million per month, subject to early redemption provisions at our option.  At September 30, 2009, the actual exchange rate was Cdn. $1.10 per U.S. dollar.

•
an aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.70 to kroner 9.22 per euro.  These contracts with DnB Nor Bank ASA mature from October 2009 through September 2010 at a rate of euro .1 million to euro 1.8 million per month, subject to early redemption provisions at our option.  At September 30, 2009, the actual exchange rate was kroner 8.46 per euro.

The estimated fair value of our currency forward contracts at September 30, 2009 was a $2.7 million asset, which is the result of $2.7 million recognized as part of Prepaid Expenses and Other in our Condensed Consolidated Balance Sheets.  There is also a corresponding $2.7 million currency transaction gain in our Condensed Consolidated Statements of Operations.  To the extent we held such contracts during 2008, we did not use hedge accounting for any of such contracts, and we are not currently using hedge accounting for our existing contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	December 31,		September 30,
	2008		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$15.1	$15.1	$41.5	$41.5

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$560.0	$129.4	$582.2	$370.0
European revolving credit facility	42.2	42.2	26.3	26.3
U.S. Bank revolving credit facility	13.7	13.7	13.8	13.8
Note payable to affiliate	19.2	19.2	14.1	14.1
Common stockholders’ equity	317.9	570.4	301.1	504.9

At September 30, 2009, the estimated market price of the 6.5% Senior Secured Notes was approximately euro 633 per euro 1,000 principal amount.  The fair value of our common stockholders’ equity is based upon quoted market prices at the balance sheet date, which represent Level 1 inputs as defined by the ASC Topic 820-10-35.  The fair value of our 6.5% Senior Secured Notes are also based on quoted market price at the balance sheet date; however, this quoted market price represents Level 2 inputs because the markets in which the Senior Secured Notes trade are not active.  The fair values of variable interest rate debt are deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 12 – Recent accounting pronouncements:

Fair Value Disclosure.  In April 2009, the Financial Accounting Standard Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825-10 Financial Instruments.  This FSP requires us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments at interim as well as annual periods.   Prior to the adoption of the FSP, we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009, and is included in Note 11 to our Condensed Consolidated Financial Statements.  The adoption of the FSP did not affect our Condensed Consolidated Financial Statements.

Derivative Disclosures. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815-10 Derivates and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  See Note 11.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements.

Benefit Plan Asset Disclosures. During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will become effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Other-Than-Temporary-Impairments.  In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments, which is now included with ASC Topic 320-10 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity, and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  This FSP became effective for us in the second quarter of 2009 and it did not have a material effect on our Condensed Consolidated Financial Statements.

Subsequent Events. In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855-10 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated for subsequent events though November 2, 2009 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the nine months ended September 30, 2009, approximately one-half of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  In addition, we also have an estimated 16% share of North American TiO2 sales volumes.  Our production facilities are located throughout Europe and North America.

We reported net income of $8.6 million, or $.17 per diluted share, in the third quarter of 2009 as compared to a net loss of $3.6 million, or $.07 per diluted share in the third quarter of 2008.  For the first nine months of 2009, we reported a net loss of $39.9 million, or $0.82 per diluted share, compared to net income of $1.8 million, or $.04 per diluted share, in the first nine months of 2008.  Our diluted earnings per share increased for the third quarter of 2009 as compared to the same period of 2008 primarily due to higher income from operations resulting from lower maintenance and other costs.  Our diluted earnings per share decreased for the first nine months of 2009 as compared to the same period of 2008 primarily due to the net effects of lower income from operations in 2009 resulting principally from lower sales and production volumes in the 2009 periods.  In late 2008, as a result of the sharp decline in global demand, we experienced a build up in our inventory levels.  In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009.  In addition, throughout all of 2009 we have implemented cost controls and reduced our capital spending.  Through these actions we have successfully reduced our inventory and increased our liquidity, although the resulting curtailments led to a net loss in the first six months of 2009 due to the large amount of unabsorbed fixed production costs we charged to expense as incurred.

Our net income for the first nine months of 2008 includes a second quarter income tax benefit of $7.2 million, or $.15 per diluted share, related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany.

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

The factors having the most impact on our reported operating results are:
•	Our TiO2 sales and production volumes,
•	TiO2 selling prices,
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar), and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Quarter ended September 30, 2009 compared to quarter ended September 30, 2008-

	Three months ended September 30,
	2008		2009
	(Dollars in millions)

Net sales	$345.6	100%	$310.1	100%
Cost of sales	295.2	85	250.6	81
Gross margin	50.4	15	59.5	19
Other operating expenses, net	42.5	12	38.4	12
Income from operations	$7.9	3%	$21.1	7%

				%
				Change
TiO2 operating statistics:
Sales volumes*	121		124	3%
Production volumes*	126		129	3%

Percent change in net sales:
TiO2 product pricing				(5	) %
TiO2 sales volumes				3
TiO2 product mix				(3)
Changes in currency exchange rates				(5)

Total				(10)%
________________________________
* Thousands of metric tons
Net sales – Net sales decreased 10% or $35.5 million compared to the third quarter of 2008 due to a 5% decrease in average TiO2 selling prices and unfavorable changes in product mix, partially offset by a 3% increase in sales volumes.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $17 million, or 5%, as compared to the same period in 2008.  We expect average selling prices in the last three months of 2009 to be higher than the average selling prices in the three months ended September 30, 2009, as discussed below.

Sales volumes in the third quarter of 2009 were 3% higher as compared to 2008 due primarily to the impact of higher demand in our markets resulting from the improvement in current economic conditions.

Cost of sales - Cost of sales decreased $44.6 million or 15% in the third quarter of 2009 compared to 2008 primarily due to lower raw material costs of $7.6 million, lower utilities costs of $4.4 million, a decrease in maintenance costs of $8.9 million as part of our continuing efforts to reduce operating costs where possible and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales decreased to 81% in the third quarter of 2009 compared to 85% in the third quarter of 2008 due to the favorable effects of lower maintenance and other costs. TiO2 production volumes increased to near full capacity in the third quarter of 2009 as the temporary plant curtailments implemented during the first half of the year had ceased by the third quarter.

Income from operations – Income from operations increased by $13.2 million from $7.9 million in the third quarter of 2008 to $21.1 million in the third quarter of 2009.   Income from operations as a percentage of net sales increased to 7% in the third quarter of 2009 from 3% in the same period for 2008.  This increase is driven by the increase in gross margin, which grew to 19% for the third quarter of 2009 compared to 15% for the third quarter of 2008.  Our gross margin has increased primarily because of lower maintenance and other costs as well as the positive effects of higher sales volumes and changes in currency exchange rates, all of which more than offset the impact of lower average TiO2 selling prices.  We estimate changes in currency exchange rates positively affected income from operations by approximately $2 million in the third quarter of 2009 as compared to the same period in 2008.

Interest expense – Interest expense decreased $.8 million from $11.3 million in the third quarter of 2008 to $10.5 million in the third quarter of 2009 due to changes in currency exchange rates.  Excluding the effect of currency exchange rates, we expect interest expense will be higher in 2009 as compared to 2008 due to anticipated increased average borrowings under our revolving credit facilities and higher interest rates on our European credit facility.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Our provision for income taxes was $2.1 million in the third quarter of 2009 compared to a provision for income taxes of $.5 million in the same period last year.

We have substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At September 30, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and we  generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008-

	Nine months ended September 30,
	2008		2009
	(Dollars in millions)

Net sales	$1,070.0	100%	$840.2	100%
Cost of sales	903.3	84	762.4	91
Gross margin	166.7	16	77.8	9
Other operating expenses, net	139.4	13	104.7	12
Income (loss) from operations	$27.3	3%	$(26.9)	(3)%

				%
				Change
TiO2 operating statistics:
Sales volumes*	389		335	(14)%
Production volumes*	390		280	(28)%

Percent change in net sales:
TiO2 product pricing				-%
TiO2 sales volumes				(14)
TiO2 product mix				(2)
Changes in currency exchange rates				(5)

Total				(21)%
_________________________________
* Thousands of metric tons

Net sales – Net sales decreased 21% or $229.8 million compared to the nine months ended September 30, 2008 due to a 14% decrease in sales volumes and unfavorable changes in product mix.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $56 million, or 5%, as compared to the same period in 2008.  We expect average selling prices in the last three months of 2009 to be higher than the average selling prices in the first nine months of 2009, as discussed below.

Our 14% decrease in sales volumes in the nine months ended September 30, 2009 is primarily due to the impact of lower demand in our markets resulting from the current economic conditions, principally in the first half of 2009.

Cost of sales - Cost of sales decreased $140.9 million or 16% in the nine months ended September 30, 2009 compared to the same period 2008 primarily due to the impact of a 14% decrease in sales volumes, lower raw material costs of $5.8 million, a decrease in maintenance costs of $26.4 million and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 91% in the first nine months of 2009 compared to 84% in the same period of 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes during the first six months of 2009.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations – Income (loss) from operations declined by $54.2 million from income from operations of $27.3 million in the first nine months of 2008 to a loss from operations of $26.9 million in the same period in 2009.   Income (loss) from operations as a percentage of net sales declined to (3%) in the first nine months of 2009 from 3% in the same period for 2008.  This decrease is driven by the decline in gross margin, which fell to 9% for the first nine months of 2009 compared to 16% for the same period 2008.  Our gross margin has decreased primarily because of the significant amount of unabsorbed fixed production costs resulting from the production curtailments we implemented during the first six months of 2009 as well as the effect of lower sales volumes.  In addition, changes in currency rates have positively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates increased income (loss) from operations by approximately $50 million in the first nine months of 2009 as compared to the same period in 2008.

Interest expense – Despite the increase in total debt, interest expense decreased $2.4 million from $33.0 million in the first nine months of 2008 to $30.6 million in the same period for 2009 due to changes in currency exchange rates.  Excluding the effect of currency exchange rates, we expect interest expense will be higher in 2009 as compared to 2008 due to anticipated increased average borrowings under our revolving credit facilities and higher interest rates on our European credit facility.

Income tax benefit – Our income tax benefit was $17.5 million in the first nine months of 2009 compared to $6.6 million in the same period last year.  Our income tax benefit in 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  See Note 7 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax benefit to our actual income tax benefit.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income (loss) from operations in 2009 as compared to 2008.

	Three months ended September 30, 2009 vs. 2008	Nine months ended September 30, 2009 vs. 2008
	Increase (decrease), in millions
Impact on:
Net sales	$(17)	$(56)
Income (loss) from operations	2	50

Outlook

In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes in the first half of 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While we currently expect our sales volumes in 2009 will be lower as compared to 2008, we expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  During the second and third quarters of 2009, we and our competitors have announced price increases, a small portion of which were implemented in the third quarter of 2009, with the remainder expected to be implemented in the fourth quarter of 2009 and into the first quarter of 2010.  As a result, the decline in our average selling prices we experienced during the first half of 2009 has ceased, and our average selling prices increased slightly during the third quarter of 2009.  As a result of expected continued implementation of these price increases, we anticipate our average selling prices will rise during the fourth quarter of 2009 and into 2010.

We currently expect income from operations to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from reduced production volumes during the first half of the year and the resulting unabsorbed fixed production costs.  While we operated our facilities at approximately 58% of capacity during the first six months of 2009, we increased our capacity utilization to approximately 96% of capacity during the third quarter of 2009, and we expect to operate our facilities at approximately 90% to 95% of capacity during the fourth quarter of this year.  We expect to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009 resulting principally from the negative effects of the production curtailments we implemented in the first half of 2009.  In addition, we currently expect our income from operations in the fourth quarter of 2009 will be lower as compared to the third quarter of 2009 due to the net effects of higher average selling prices, lower sales volumes resulting from normal seasonal changes in demand and higher maintenance costs due to the relative timing of maintenance activities throughout the year.

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

We believe our annual attainable production capacity for 2009 is approximately 532,000 metric tons.  We expect our production volumes in 2009 will be significantly lower than our attainable capacity due to the production curtailments we implemented in the first half of the year.  We currently expect we will operate at 75% to 80% of our attainable production capacity in calendar 2009. Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash provided by operating activities was $63.5 million in the first nine months of 2009 compared to $13.6 million of cash provided in the first nine months of 2008.  This $49.9 million increase in the amount of cash provided was primarily due to the net effects of the following items:
•	Lower income from operations in 2009 of $54.2 million;
•	Lower net cash used from relative changes in our inventories, receivables, payables and accruals of $109.8 million in 2009 primarily due to our reducing inventory levels, as discussed below; and
•	Lower distributions from our joint venture in 2009 of $3.4 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:
•	Our average days sales outstanding (“DSO”) remained the same from December 31, 2008 to September 30, 2009; and
•	Our average days sales in inventory (“DSI”) decreased from December 31, 2008 to September 30, 2009, as our TiO2 sales volumes exceeded our TiO2 production volumes in the first nine months of 2009.

For comparative purposes, we have also provided comparable  prior year numbers below.

	December 31,	September 30,	December 31,	September 30,
	2007	2008	2008	2009

DSO	63 days	66 days	64 days	64 days
DSI	59 days	55 days	113 days	48 days

Investing activities

Our capital expenditures of $54.3 million and $17.3 million in the nine months ended September 30, 2008 and 2009, respectively, were primarily for maintenance to existing facilities.  Compared to 2008, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.

Financing activities

During the nine months ended September 30, 2009, we:
•	made net payments of euro 12.0 million ($18.2 million when borrowed/repaid) on our European revolving credit facility;
•	had nominal net borrowings on our U.S. revolving credit facility; and
•	made net payments of $5.1 million on our revolving note with our affiliate, NL.

In the nine months ended September 30, 2008, we paid quarterly dividends to stockholders of $.25 per share for an aggregate dividend $36.7 million.  We did not pay a dividend in the nine months ended September 30, 2009.

Outstanding debt obligations

At September 30, 2009, our consolidated debt was comprised principally of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($582.2 million) due in 2013;
•	euro 18.0 million ($26.3 million) under our European revolving credit facility which matures in May 2011;
•	$13.8 million under our U.S. revolving credit facility which matures in September 2011;
•	$14.1 million under our revolving note with NL which matures in December 2009; and
•	Approximately $6.9 million of other indebtedness.

Certain of the revolving credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 we reduced our production levels in response to the current economic environment, which has favorably impacted our liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted our 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, lower sales negatively impacted our results of operations in the first half of 2009.  As a result, we did not expect to maintain compliance under our European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  Beginning on March 20, 2009, the lenders associated with our European revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  See Note 6 to our Condensed Consolidated Financial Statements.  We are in compliance with all of our debt covenants at September 30, 2009.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although Kronos International, Inc. (“KII”) has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At September 30, 2009, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was $1.6 million.  However, the indenture currently prohibits KII from utilizing the Restricted Payment Basket because we have not met a specified financial ratio contained in this indenture; such prohibition will continue until such time as we meet the specified financial ratio.

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

At September 30, 2009, unused credit available under all of our existing credit facilities was approximately $83.5 million, consisting principally of $48.2 million under our European revolving credit facility, $7.3 million under our Canadian revolving credit facility and $28.0 million under our U.S. revolving credit facility.  At September 30, 2009 we could borrow all of such amounts without violating any covenants in such facilities.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12-months.  In this regard, see the discussion above in “Outstanding debt obligations” and Note 6 to our Condensed Consolidated Financial Statements.  The borrowing availability under our European revolving credit facility is currently limited to euro 51 million ($74.5 million) until we are in compliance with certain specified financial covenants, and in any event, no earlier than March 31, 2010, and the $48.2 million amount of our unused credit available at September 30, 2009 is based on this euro 51 million maximum borrowing availability.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $25 million for maintenance to our existing facilities during 2009, including the $17.3 million we have spent through September 30, 2009.  Compared to 2008, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.
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

Recent accounting pronouncements

See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report.  There have been no material changes in these market risks during the first nine months of 2009.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2009.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                  Legal Proceedings

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2008 Annual Report for descriptions of certain legal proceedings.

Item 1A.                           Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2008 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2009.

Item 6.                  Exhibits

10.1
-  Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A., /N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Form 10-Q of Kronos International, Inc. (File No. 333-1000047) dated November 2, 2009.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted schedule, exhibit, annex or attachment.

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Kronos Worldwide, Inc.                   (Registrant)

Date November 2, 2009	/s/ Gregory M. Swalwell_______
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date November 2, 2009	/s/ Tim C. Hafer ______
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)