Form 10-K
period 2009-12-31
KRONOS WORLDWIDE INC
filed 2010-03-10
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
X
Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2009
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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes     No  _

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

The aggregate market value of the 2.0 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2009 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $13.5 million.

As of February 26, 2010, 48,970,549 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products
•	The extent of the dependence of certain of our businesses on certain market sectors
•	The cyclicality of our businesses
•
Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of titanium dioxide pigments (“TiO2“)in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases)

•	Changes in raw material and other operating costs (such as energy costs)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation or solvency of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

PART I

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

We believe we are the second largest producer of TiO2 in Europe with approximately one-half of our sales volumes attributable to markets in Europe. The table below shows our market share for our significant markets, Europe and North America, for the last three years.

	2007	2008	2009

Europe	19%	19%	19%
North America	15%	16%	16%

Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas in the world.  We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  It is probable that significant markets for TiO2 could emerge in other areas of the world.  China continues to develop into a significant market and as its economy continues to mature it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.  In addition, growth in recent years in Eastern Europe and the Far East has been significant as the economies in these regions continue developing to the point that quality-of-life products, including TiO2, experience greater demand.  Industry demand declined in Eastern Europe significantly in 2009 due to the global economic crisis.

Sales of TiO2 were about 90% of our net sales in 2009.  The remaining 10% of net sales is made up of other product lines that are complementary to TiO2.  These other products are described as follows:

•
We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  We commenced production from our second mine in 2009.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of our European sulfate-process plants.  We also sell ilmenite ore to third-parties, some of whom are our competitors.  The mines have estimated aggregate reserves which are expected to last for at least another 60 years.

•
We manufacture and sell iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production.  These co-product chemicals are marketed through our Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream specialty products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate products are used in pearlescent pigments, natural gas pipe and other specialty applications.

At December 31, 2009, approximately 59% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 36% was owned by NL Industries, Inc. (NYSE: NL).  Valhi also owns approximately 83% of NL Industries’ outstanding common stock.  Subsidiaries of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran Corporation’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control all of these companies.

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

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Chloride process rutile is preferred for the majority of customer applications.  From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile.  Although many end-use applications can use either form, chloride process rutile is the preferred form for use in coatings and plastics, the two largest end-use markets.  Sulfate process anatase represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics.

•
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

•
Sulfate production process.  The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2. In addition to the factors indicated above, the higher production costs associated with the sulfate process result in part from the need to process the spent sulfuric acid remaining at the end of the production process.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2009, chloride process production facilities represented approximately 60% of industry capacity.

We produced 402,000 metric tons of TiO2 in 2009, down from the 514,000 metric tons we produced in 2008.  Such production amounts include our 50% interest in the TiO2 manufacturing joint-venture discussed below.  Our average production capacity utilization rates were near full capacity in 2007 and 2008 and approximately 76% in 2009.  In late 2008, and as a result of the sharp decline in global demand, we experienced a build up in our inventory levels.  In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009.  Consequently, our average production capacity utilization rates were approximately 58% during the first half of 2009 as compared to 94% during the second half of 2009.

Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that our annual attainable production capacity for 2010 is approximately 532,000 metric tons and we currently expect we will operate at approximately 90% to 95% of our attainable capacity. See Outlook in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine and coke are available from a number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011.  We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2014.  We have in the past been, and expect in the future will continue to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically- integrated producers of sulfate process TiO2 we own and operate rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2009.  We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014 and Eramet Titanium & Iron ASA (formerly Tinfos Titan and Iron KS) under a supply contract that expires in 2010.  We expect the raw materials purchased under these contracts to meet our sulfate process feedstock requirements over the next few years.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials purchased or mined in 2009.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	351

Sulfate process plants:
Raw ilmenite ore mined & used internally	226
Purchased slag	13

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

We are required to purchase one-half of the TiO2 produced by the joint venture.  The joint venture is not consolidated in our financial statements, because we do not control it.  We account for our interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture.  We share all costs and capital expenditures of the joint venture equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced.  Our share of the net costs is reported as cost of sales as the related TiO2 is sold.  See Notes 6 and 13 to the Consolidated Financial Statements.

Competition

The TiO2 industry is highly competitive.  Our principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Huntsman; Tronox Incorporated and Sachtleben Chemie.  These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Sachtleben) to 22% (for DuPont) and an estimated aggregate share of worldwide TiO2 production volume of approximately 60%.  DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor.  Tronox filed for Chapter 11 bankruptcy protection in January 2009, and has continued to operate as a debtor-in-possession since that date.  In December 2009, Tronox announced its intention to restructure and emerge from Chapter 11.  It remains unclear how and to what extent Tronox or a successor will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

We compete primarily on the basis of price, product quality, technical service and the availability of high-performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price being one of the most significant competitive factors along with quality and customer service.  We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 13% share of worldwide TiO2 sales volume in 2009.  Overall, we are the world’s fourth-largest producer of TiO2.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects.  Although overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions, we do not expect any significant efforts will be undertaken by us or our competitors to further increase capacity through such projects for the foreseeable future.  If actual developments differ from our expectations, ours and the TiO2 industry's performance could be unfavorably affected.

Worldwide capacity additions in the TiO2 market resulting from construction of new plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction and we believe it is not likely that any new plants will be constructed in Europe or North America in the foreseeable future.

Research and development

Our research and development activities are directed primarily at improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications.  Our research and development activities are conducted at our Leverkusen, Germany facility.  Our expenditures for research and development and certain technical support programs were approximately $12 million in each of 2007, 2008 and 2009.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle.  Since 2004, we have added five new grades for plastics and coatings applications.

Patents and trademarks

We believe our patents held for products and production processes are important to us and our continuing business activities.  We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties.  Our existing patents generally have terms of 20 years from the date of filing and have remaining terms ranging from less than 1 year to 19 years.  We seek to protect our intellectual property rights, including our patent rights, and from time to time are engaged in disputes relating to the protection and use of intellectual property relating to our products.

Our trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products we manufacture and sell.  We also rely on unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Major customers

We sell to a diverse customer base and no single customer made up more than 10% of our sales for 2009.  Our largest ten customers accounted for approximately 28% of sales in 2009.

Seasonality

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees

As of December 31, 2009, we employed the following number of people:

Europe	2,000
Canada	400
United States(1)	40
Total	2,440

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals (“REACH”), which took effect on June 1, 2007 and will be phased in over 11 years.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances in a central data base.  REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe.  We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU.  We spent $.4 million in 2007, $.5 million in 2008 and $.7 million in 2009 on REACH compliance and we do not anticipate that future compliance costs will be material to us.

Capital expenditures in 2009 related to ongoing environmental compliance, protection and improvement programs were $3.1 million and are currently expected to be approximately $12 million in 2010, including approximately $9.7 million for a desulfurization unit at our Belgian facility.

Website and other available information

Our fiscal year ends December 31.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on our website at www.kronosww.com.  These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”).  Additional information regarding us, including our Audit Committee charter, Code of Business Conduct and Ethics and our Corporate Governance Guidelines, can also be found at this website.  Information contained on our website is not part of this report.  We will also provide free copies of such documents upon written request.  Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer and the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Approximately 90% of our revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  The current world-wide economic downturn depressed sales volumes in 2009, principally in the first half of the year, and we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the commencement of the downturn.  This may result in reduced earnings or operating losses.

Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  Huntsman closed one of its European facilities and Tronox closed its Savannah, Georgia facility in 2009.  We believe further shutdowns or closures in the industry are possible.  The closures may not be sufficient to alleviate the current excess industry capacity and such conditions may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations.  TiO2 sales are generally higher in the second and third quarters of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on production and price changes.

We sell several of our products in mature and highly-competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global markets in which we operate our business are highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs.  In addition, some of our competitors' financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors.  New competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products.  The occurrence of any of these events could result in reduced earnings or operating losses.

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

We extend credit and payment terms to our customers.  Although we have an ongoing process of evaluating customers’ financial condition, we could suffer significant losses if a customer fails and/or is unable to pay.  A significant loss of an accounts receivable would have a negative impact on our results of operations, financial condition and liquidity.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt.  As of December 31, 2009, our total consolidated debt was approximately $613.2 million, which relates to Senior Secured Notes, a revolving credit facility of certain wholly-owned subsidiaries of Kronos International, Inc. and a revolving credit facility of our U.S. subsidiary.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $383.2 million in 2010.  Our ability to make payments on and refinance our debt and to fund planned capital expenditures, depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs.  As a result, we may need to refinance all or a portion of our debt before maturity.  We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all, in the current credit markets.  Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Global climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries.  We believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means, including emissions permits and/or energy taxes.  In several of our production facilities, we consume large amounts of energy, including electricity and natural gas.  To date, the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements.  If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We currently operate six TiO2 facilities, two slurry facilities and two ilmenite mines at the following locations.  We own all such facilities, unless otherwise indicated.

Location	Description
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products
Nordenham, Germany	TiO2 production, sulfate process, co-products
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products
Varennes, Quebec, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products
Lake Charles, Louisiana (3)	TiO2 production, chloride process
Lake Charles, Louisiana	Slurry facility
Hauge i Dalane, Norway	Ilmenite mines

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

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

ITEM 4.                      RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO).  As of February 26, 2010, there were approximately 3,100 holders of record of common stock.  The following table sets forth the high and low closing per share sales price for common stock for the periods indicated according to Bloomberg and dividends paid during such periods.  On February 26, 2010 the closing price of common stock was $15.74.

	High	Low	Cash dividends paid

Year ended December 31, 2008

First Quarter	$24.57	$15.74	$.25
Second Quarter	31.42	15.39	.25
Third Quarter	17.20	11.46	.25
Fourth Quarter	14.08	8.05	.25

Year ended December 31, 2009

First Quarter	$17.00	$5.25	$-
Second Quarter	8.90	6.50	-
Third Quarter	10.31	5.85	-
Fourth Quarter	17.34	9.59	-

January 1, 2010 through February 26, 2010	17.20	14.57	-

We paid four quarterly cash dividends of $.25 per share in 2007 and 2008.  In February 2009, our Board of Directors decided to suspend our quarterly dividend after considering the challenges and opportunities that exist in the TiO2 pigment industry.  Due to the current economic and financial conditions, we believe it is prudent to maintain our liquidity and strengthen our balance sheet in order to take advantage of potential opportunities in the industry, including possible acquisitions of TiO2 pigment manufacturing facilities, if and when strategic opportunities arise.  The declaration and payment of future dividends will be dependent upon the board's consideration of our results of operations, financial condition, cash requirements, contractual requirements and restrictions, strategic plans and other factors deemed relevant by the Board of Directors.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P Composite 500 Stock Index and the S&P 500 Diversified Chemicals Index.  The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2004 and reinvestment of cash dividends and other distributions to stockholders.

	2004	2005	2006	2007	2008	2009
Kronos common stock	$100	$ 74	$ 86	$ 48	$ 34	$ 48
S&P 500 Composite Stock Index	100	105	121	128	81	102
S&P 500 Diversified Chemicals Index	100	90	100	98	51	83

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2009, there were no options outstanding to purchase shares of our common stock and approximately 122,500 shares were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 12 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2005	2006 (2)	2007	2008	2009
	(In millions, except per share data and TiO2operating statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$1,196.7	$1,279.4	$1,310.3	$1,316.9	$1,142.0
Gross margin	327.5	310.5	251.4	220.6	130.3
Income (loss) from operations	176.0	143.2	84.9	47.2	(15.7)
Net income (loss)	71.5	82.0	(66.7)	9.0	(34.7)
Net income (loss) per share	1.46	1.67	(1.36)	.18	(.71)
Cash dividends per share	1.00	1.00	1.00	1.00	-

BALANCE SHEET DATA (at year end):
Total assets	$1,298.9	$1,421.5	$1,455.0	$1,358.7	$1,325.0
Notes payable and long-term debt including current maturities	465.3	536.2	606.2	638.5	613.2
Common stockholders’ equity	412.5	448.4	411.0	317.9	312.5

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$97.8	$71.9	$90.0	$2.7	$86.3
Investing activities	(39.7)	(50.9)	(47.4)	(68.1)	(23.7)
Financing activities	(44.8)	(35.0)	(39.8)	10.3	(49.8)

TiO2 OPERATING STATISTICS:
Sales volume(1)	478	511	519	478	445
Production volume(1)	492	516	512	514	402
Production capacity at beginning of year(1)	495	516	525	532	532
Production rate as a percentage of capacity	99%	Full	98%	97%	76%

(1)	Metric tons in thousands
(2)
We adopted the asset and liability recognition provisions of Accounting Standard Codification Topic 715, Compensation – Retirement Benefits, effective December 31, 2006.  See Note 10 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For 2009, approximately one-half of our sales volumes were sold into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes in 2009.  In addition, we estimate that we have a 16% share of North American TiO2 sales volumes in 2009.  Our production facilities are located throughout Europe and North America.

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

The factors having the most impact on our reported operating results are:
•	Our TiO2 sales and production volumes,
•	TiO2 selling prices,
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar) and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

In addition, our effective income tax rate in each of 2007, 2008 and 2009 has been impacted by certain favorable and unfavorable developments.

Executive Summary

We reported a net loss of $34.7 million, or $.71 per diluted share for 2009, compared to net income of $9.0 million, or $.18 per diluted share for 2008.  Our diluted earnings per share decreased from 2008 to 2009 due primarily to the net effects of (i) lower income (loss) from operations in 2009 resulting principally from lower sales and production volumes and (ii) an income tax benefit we recognized in 2008.  In late 2008, as a result of the sharp decline in global demand, we experienced a build up in our inventory levels.  In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009.  In addition, throughout all of 2009 we implemented cost controls and reduced our capital spending.  Through these actions we successfully reduced our inventory and increased our liquidity, although the resulting curtailments led to a net loss in 2009 due to the large amount of unabsorbed fixed production costs we charged to expense as incurred.

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

Net income for 2009 includes a $4.7 million income tax benefit ($.10 per diluted share) related to a net decrease in our reserve for uncertain tax positions.

Net income for 2008 includes a $7.2 million income tax benefit ($.15 per diluted share) related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Net income for 2007 includes (i) a non-cash charge of $90.8 million ($1.85 per diluted share) relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction of the German income tax rates, (ii) a non-cash charge of $8.7 million ($.18 per diluted share) related to the adjustment of certain German income tax attributes and (iii) a $2.0 million income tax benefit ($.04 per diluted share) resulting from a net reduction in our reserve for uncertain tax positions.

We currently expect improved results from operations in 2010 compared to 2009 primarily as a result of higher sales volumes, higher average selling prices and lower production costs as compared to 2009.  We currently expect to report net income in 2010 as compared to reporting a net loss in 2009 due to higher expected income from operations in 2010.  In addition, and as a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in our German net operating loss carryforwards.  Accordingly, we expect to report a non-cash income tax benefit of approximately $35.2 million ($.72 per diluted share) in the first quarter of 2010.

Critical accounting policies and estimates

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to, the recoverability of long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Long-lived assets.  We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of Accounting Standard Codification (“ASC”) Topic 360-10-35 Property, Plant and Equipment and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2009 because no such impairment indicators were present.

•
Benefit Plans.  We maintain various defined benefit pension plans and postretirement benefits other than pensions (“OPEB”).  The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements.  These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

•
Income taxes.  We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of ASC Topic 740 Income Taxes.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009).  At December 31, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions in accordance with ASC Topic 740 Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  It is possible that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.

In addition, we evaluate at the end of each reporting period as to whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested.  In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

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

Comparison of 2009 to 2008 Results of Operations

	Year ended December 31,
	2008		2009
	(Dollars in millions)

Net sales	$1,316.9	100%	$1,142.0	100%
Cost of sales	1,096.3	83	1,011.7	89
Gross margin	220.6	17	130.3	11
Other operating income and expenses, net	173.4	13	146.0	13
Income (loss) from operations	$47.2	4%	$(15.7)	(2)%

				%
				Change
TiO2 operating statistics:
Sales volumes*	478		445	(7)%
Production volumes*	514		402	(22)%

Percent change in net sales:
TiO2 product pricing				(1)%
TiO2 sales volumes				(7)
TiO2 product mix				(2)
Changes in currency exchange rates				(3)

Total				(13)%

* Thousands of metric tons

Net sales – Net sales decreased 13% or $174.9 million for 2009 compared to 2008, primarily due to a 7% decrease in sales volumes and a 1% decrease in average selling prices.  Variations in grades of products sold unfavorably impacted net sales by 2%.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $35 million, or 3%, as compared to the same period in 2008.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  As a result of these market pressures our average TiO2 prices in 2009 were 1% lower than the prior year.  During the first half of 2009, our average selling prices were generally declining, as we faced weak demand and excessive inventory levels.  Beginning in mid-2009, we and our competitors announced various price increases.  A portion of these price increase announcements were implemented during the third and fourth quarters of 2009, and as a result our average selling price at the end of the second half of 2009 was 3% higher than at the end of the first half of 2009.

Our 7% decrease in sales volumes in 2009 is primarily due to lower sales volumes in Europe and North America as a result of a global weakening of demand due to poor overall economic conditions, principally in the first half of 2009.

Cost of sales - Cost of sales decreased 8% or $84.6 million for 2009, compared to 2008, primarily due to the net impact of a 7% decrease in sales volumes, lower raw material costs of $11.6 million, a decrease in maintenance costs of $29.8 million as part of our efforts to reduce operating costs where possible and currency fluctuations (primarily the euro).  The cost of sales as a percentage of net sales increased to 89% in the year ended December 31, 2009 compared to 83% in the same period of 2008 primarily due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes during the first six months of 2009.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations – Income (loss) from operations declined by $62.9 million from income from operations of $47.2 million in 2008 to a loss from operations of $15.7 million in 2009.  Income (loss) from operations as a percentage of net sales declined to (2%) in 2009 from 4% in 2008.  This decrease is driven by the decline in gross margin, which fell to 11% for 2009 compared to 17% for 2008.  Our gross margin has decreased primarily because of the significant amount of unabsorbed fixed production costs resulting from the production curtailments we implemented during the first six months of 2009 as well as the effect of lower sales volumes.  However, changes in currency rates have positively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates increased income (loss) from operations by approximately $40 million in 2009 as compared to 2008.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for both 2008 and 2009.

Other non-operating income and expense, net – Interest expense decreased $.8 million from $42.2 million in 2008 to $41.4 million in 2009 due to changes in currency exchange rates which offset the effect of increased average borrowings under our revolving credit facilities and higher interest rates on our European credit facility.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax benefit – Our income tax benefit was $22.2 million in 2009 compared to $3.0 million in 2008.   See Note 9 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax benefit to our actual tax benefit.  Some of the more significant items impacting this reconciliation are summarized below.

•
Our income tax benefit for 2009 includes a non-cash benefit of $4.7 million related to a net decrease in our reserve for uncertain tax positions, primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

•
Our income tax benefit for 2008 includes a non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Comparison of 2008 to 2007 Results of Operations

	Year ended December 31,
	2007		2008
	(Dollars in millions)

Net sales	$1,310.3	100%	$1,316.9	100%
Cost of sales	1,058.9	81	1,096.3	83
Gross margin	251.4	19	220.6	17
Other operating income and expenses, net	166.5	13	173.4	13
Income from operations	$84.9	6%	$47.2	4%

				Percent
				Change
TiO2 operating statistics:
Sales volumes*	519		478	(8)%
Production volumes*	512		514	-

Percent change in net sales:
TiO2 product pricing				2%
TiO2 sales volumes				(8)
TiO2 product mix				2
Changes in currency exchange rates				5

Total				1%

* Thousands of metric tons

Net sales – Net sales increased 1% or $6.6 million for 2008 compared to 2007, primarily due to favorable currency exchange rates, which we estimate increased our net sales for 2008 by approximately $61 million, or 5%, compared to the same period in 2007.  Variations in grades of products sold favorably impacted net sales by 2%, along with a 2% increase in average TiO2 selling prices.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  During the early part of 2008, our average selling prices were generally flat.  During the second and third quarters of 2008, we and our competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these increase announcements were implemented during the second, third and fourth quarters of 2008.  The positive impact of currency, product mix and pricing in 2008 were substantially offset by an 8% decrease in sales volumes.

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

•
Our income tax benefit for 2008 includes a non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

•	Our income tax expense in 2007 includes a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $2.0 million resulting from a net reduction in our reserve for uncertain tax positions.

Effects of Currency Exchange Rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income (loss) from operations for the periods indicated.

Impact of changes in foreign currency - 2008 vs 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2008 vs 2009
	2008	2009	Change
	(in millions)
Impact on:
Net sales	$ -	$ -	$ -	$ (35)	$ (35)
Income (loss) from operations	1	10	9	31	40

Impact of Changes in foreign currency - 2007 vs 2008
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2007 vs 2008
	2007	2008	Change
	(in millions)
Impact on:
Net sales	$ -	$ -	$ -	$ 61	$ 61
Income (loss) from operations	-	1	1	(5)	(4)

The positive impact on income (loss) from operations for the 2008 versus 2009 comparison is due to increased currency transaction gains in 2009 as compared to 2008 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.  The net impact on operations of changes in currency rates from 2007 to 2008 was not significant.

Outlook

In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes during 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  During 2009, we and our competitors announced price increases, a portion of which were implemented during the second half of 2009, with portions of the remainder expected to be implemented in 2010.  As a result, the decline in our average selling prices we experienced during the first half of 2009 ceased, and our average selling prices increased during the second half of 2009.  As a result of expected continued implementation of these and possible future price increases, we anticipate our average selling prices will continue to increase during 2010.

We currently expect income from operations will be higher in 2010 as compared to 2009, due to the favorable effects of higher TiO2 sales volumes, average selling prices and production volumes.  Higher production costs in 2009 resulted in part from the production curtailments we implemented in the first half of the year and the resulting unabsorbed fixed production costs.  While we operated our facilities at approximately 58% of capacity during the first half of 2009, we increased our capacity utilization to approximately 94% during the second half of 2009.  We believe our annual attainable production capacity for 2010 is approximately 532,000 metric tons, and we currently expect to operate our facilities at approximately 90% to 95% of such capacity during 2010.  Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

Overall, we expect to report net income in 2010 as compared to reporting a net loss in 2009 due to higher expected income from operations in 2010 as well as the impact of the $35.2 million non-cash income tax benefit we expect to recognize in the first quarter of 2010, as discussed above.

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

Cash flows from operating activities provided $86.3 million in 2009 compared to $2.7 million in 2008.  This $83.6 million increase was primarily due to the net effects of the following items:

•	lower income (loss) from operations in 2009 of $62.9 million;
•
higher net cash provided by relative changes in our inventories, receivables, payables and accruals of $148.3 million in 2009 as compared to 2008, primarily due to relative changes in our inventory levels, as discussed below; and

•	lower net distributions from our TiO2 joint venture in 2009 of $2.3 million due to related changes in their cash requirements.

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

•	lower cash paid for income taxes in 2008 of $19.7 million, in part due to lower taxable income and the receipt of tax refunds at our European operating units;
•	higher net distributions from our TiO2 joint venture in 2008 of $14.9 million due to related changes in their cash flow;
•
higher cash paid for interest in 2008 of $3.2 million, as a result of  increased borrowing and the effects of currency exchange rates on the semiannual interest payments on our 6.5% Senior Secured Notes; and

•	higher depreciation expense of $2.4 million in 2008, primarily as a result of the effects of currency exchange rates.

Changes in working capital are affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding (“DSO”) decreased at December 31, 2009 compared to December 31, 2008 due to the timing of collections on receivable balances; and
•	Our average days sales in inventory (“DSI”) decreased at December 31, 2009 compared to December 31, 2008, as our TiO2 sales volumes in 2009 exceeded our production volumes.

For comparative purposes, we have provided prior year numbers below.

	December 31,	December 31,	December 31,
	2007	2008	2009

Days sales outstanding	63 days	64 days	56 days
Days sales in inventory	59 days	113 days	58 days

Investing activities

Our capital expenditures were $47.3 million in 2007, $68.1 million in 2008 and $23.7 million in 2009.  Capital expenditures are primarily for maintenance to existing facilities.  Our capital expenditures during the past three years include an aggregate of approximately $21 million ($3.1 million in 2009) for our ongoing environmental protection and compliance programs.  We significantly lowered our capital expenditures in 2009 in response to the economic conditions and as part of our efforts to improve our liquidity.

Financing activities

During 2009, we:
•	made net borrowings of $3.0 million under our U.S. credit facility;
•	borrowed and repaid $31.5 million under our European credit facility; and
•	made net payments of $19.2 million on our credit facility with our affiliate NL.

During 2008, we:
•	made net payments of $1.7 million on our U.S. credit facility;
•	made net borrowings of $44.4 million on our European credit facility; and
•	made net borrowings of $19.2 million on our credit facility with our affiliate NL.

During 2007, we made net borrowings of $9.0 million under our U.S. credit facility.

During each of 2007 and 2008, we paid a quarterly dividend to our stockholders of $.25 per share for an aggregate dividend $49.0 million in each year.  In February 2009, our Board of Directors suspended the quarterly dividend after considering the challenges and opportunities that exist in the TiO2 pigment industry.  See Item 5.  Market For Common Equity and Related Stockholder Matters.

Outstanding debt obligations and borrowing availability

At December 31, 2009, our consolidated debt was comprised of:

•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($574.6 million) due in 2013;
•	euro 9 million ($13.0 million) under our European revolving credit facility which matures in May 2011;
•	$16.7 million under our U.S. revolving credit facility which matures in September 2011; and
•	approximately $8.9 million of other indebtedness.

Certain of the revolving credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 we reduced our production levels in response to the current economic environment, which favorably impacted our liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted our 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, lower sales negatively impacted our results of operations in the first half of 2009.  As a result, we did not expect to maintain compliance under our European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  Beginning on March 20, 2009, the lenders associated with our European revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings.  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  We believe we will be able to comply with the new financial covenants through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  See Note 8 to our Consolidated Financial Statements.

During the fourth quarter of 2009, we amended the terms of our Canadian revolving credit facility to reduce the size of the facility from Cdn. $30 million to Cdn. $20 million and extend the maturity date to January 2012.  See Note 8 to our Consolidated Financial Statements.

We are in compliance with all of our debt covenants at December 31, 2009.

Our assets consist primarily of investments in operating subsidiaries and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although Kronos International, Inc. (“KII”) has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At December 31, 2009, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was nil.  The indenture currently prohibits KII from utilizing the Restricted Payment Basket because we have not met a specified financial ratio contained in this indenture; such prohibition will continue until such time as we meet the specified financial ratio.

Liquidity

Our primary source of liquidity on an ongoing basis is cash flows from operating activities which is generally used to (i) fund working capital expenditures, (ii) repay any short-term indebtedness incurred for working capital purposes and (iii) provide for the payment of dividends.  From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business.  We will also from time-to-time sell assets outside the ordinary course of business and use the proceeds to (i) repay existing indebtedness, (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

Pricing within the TiO2 industry is cyclical and changes in industry economic conditions significantly impact earnings and operating cash flows.  Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect our liquidity.

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

At December 31, 2009, we had credit available under all of our existing credit facilities of approximately $90.6 million, consisting principally of $60.5 million under our European credit facility, $8.1 million under our Canadian credit facility and $22.0 million under our U.S. credit facility.  At December 31, 2009, we could borrow all such amounts without violating any covenants in such facilities.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.  In this regard, see the discussion above in “Outstanding debt obligations and borrowing availability.”  The borrowing availability under our European revolving credit facility is currently limited to euro 51 million ($73.5 million) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010, and the $60.5 million amount of our unused borrowing availability at December 31, 2009 is based on this euro 51 million maximum borrowing availability.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $43 million to maintain and improve our existing facilities during 2010, including approximately $12 million in the area of environmental protection and compliance.  The majority of our expenditures in 2010 will be to maintain our facilities.  Capital spending for 2010 is expected to be funded through cash on hand or borrowing under existing credit facilities.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 14 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and restricted marketable debt securities

At December 31, 2009, we had current cash and cash equivalents aggregating $31.1 million ($30.6 million held by our non-U.S. subsidiaries).  At December 31, 2009, our U.S. and non-U.S. subsidiaries had current restricted cash equivalents of $1.7 million.

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

Recent accounting pronouncements

     See Note 16 to our Consolidated Financial Statements.

Debt and Other Contractual Commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 8, 13, 14 and 15 to our Consolidated Financial Statements.  The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments.  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2009 by the type and date of payment.

	Payment due date
Contractual commitment	2010	2011/2012	2013/2014	2015 and after	Total
	(In millions)

Indebtedness(1)	$2.1	$34.1	$576.3	$.7	$613.2
Interest payments onindebtedness (2)	38.7	75.8	12.6	-	127.1
Operating leases	5.4	6.4	3.1	20.0	34.9
Long-term supply contracts for the purchase of TiO2 feedstock (3)	227.0	208.0	114.0	-	549.0
Long-term service andother supply contracts (4)	87.7	51.4	30.1	7.2	176.4
Fixed asset acquisitions	18.7	-	-	-	18.7
Estimated tax obligations (5)	3.6	-	-	-	3.6
	$383.2	$375.7	$736.1	$27.9	$1,522.9

(1)
A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($574.6 million at December 31, 2009).  Such indebtedness is denominated in euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the Consolidated Financial Statements.  With respect to the revolving credit facilities the amounts shown for indebtedness are based upon the actual amounts outstanding at December 31, 2009.

(2)
The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2009 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.

(3)
Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on our feedstock requirements.  The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts.  The timing and amount shown for our commitments related to the long-term supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause.  The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts.  Our obligation for the purchase of TiO2 feedstock is more fully described in Note 14 to our Consolidated Financial Statements and above in “Business – raw materials.”

(4)
The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2009 exchange rates.

(5)	The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2009, which is assumed to be paid during 2010.

The above table does not reflect:
•
Any amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  We expect to be required to contribute approximately $24.7 million to our defined benefit pension plans and OPEB plans during 2010.  Such defined benefit pension plans and OPEB plans are discussed below in greater detail.  See Note 10 to our Consolidated Financial Statements.

•	Any amounts we might pay related to our asset retirement obligations as the terms and amounts of such future fundings are unknown;
•
Any amounts we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Notes 9 and 16 to our Consolidated Financial Statements; and

•
Any amounts we might pay to acquire TiO2 from our TiO2 manufacturing joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future and the joint venture’s future cost of producing such TiO2.  However, the table does include amounts related to our share of the joint venture’s ore requirements necessary to produce TiO2 for us.  See Item 1, “Business” and Note 6 to our Consolidated Financial Statements.

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

Under defined benefit pension plan accounting, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan expense of $22.4 million in 2007, $8.8 million in 2008 and $22.3 million in 2009.  In the fourth quarter of 2008 we recognized a $6.9 million pension adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 10 to our Consolidated Financial Statements.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes.  We made contributions to all of our plans which aggregated $27.1 million in 2007, $20.8 million in 2008 and $23.1 million in 2009.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive third-party advice about appropriate discount rates, and these advisors may in some cases use their own market indices.  We adjust these discount rates as of each December 31 valuation date to reflect then-current interest rates on such long-term bonds.  We use these discount rates to determine the actuarial present value of the pension obligations as of December 31 of that year.  We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2009, approximately 63%, 17%, 13% and 3% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010

Germany	5.5%	5.8%	5.5%
Canada	5.3%	6.5%	6.0%
Norway	5.5%	5.8%	5.3%
U.S.	6.1%	6.1%	5.7%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations.  Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year.  Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan, the actual fair value of the plan assets as of the beginning of the year and an estimate of the amount of contributions to and distributions from the plan during the year.  Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

At December 31, 2009, approximately 54%, 22%, 18% and 4% of the plan assets related to our plans in the Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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
•
In Canada, we currently have a plan asset target allocation of 55% to equity securities, 45% to fixed income securities and the remainder primarily to cash and liquid investments.  We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities, and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0%, and 4.0%, respectively.

•
In the U.S. substantially all of the assets were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  During the history of the CMRT from its inception in 1988 through December 31, 2009, the average annual rate of return has been 11%.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2009
	Germany	Canada	Norway	CMRT

Equity securities and limited partnerships	18%	58%	18%	68%
Fixed income securities	61	40	80	31
Real estate	12	-	-	1
Cash, cash equivalents and other	9	2	2	-

Total	100%	100%	100%	100%

	December 31, 2008
	Germany	Canada	Norway	CMRT

Equity securities and limited partnerships	24%	53%	14%	53%
Fixed income securities	52	39	83	43
Real estate	12	-	-	-
Cash, cash equivalents and other	12	8	3	4

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2007, 2008 and 2009 were as follows:

	2007	2008	2009

Germany	5.8%	5.3%	5.3%
Canada	6.8%	6.3%	6.0%
Norway	5.5%	6.1%	5.8%
U.S.	10.0%	10.0%	10.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2010 as we used in 2009 for purposes of determining the 2010 defined benefit pension plan expense.

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

A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables,  which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  These amounts are recognized in other comprehensive income.  In addition, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

During 2009, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $2.8 million.  This actuarial gain resulted primarily from the net effects of (i) the overall return on plan assets being in excess of the assumed return and (ii) the general reduction in discount rates from December 31, 2008 to December 31, 2009.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2010, we expect our defined benefit pension expense will approximate $24.3 million in 2010.  In comparison, we expect to be required to contribute approximately $23.9 million to such plans during 2010.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2009, our aggregate projected benefit obligations would have increased by approximately $14 million at that date and our defined benefit pension expense would be expected to increase by approximately $1 million during 2009.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.8 million during 2009.

OPEB plans

Certain subsidiaries of ours in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees.  See Note 10 to the Consolidated Financial Statements.  Under accounting for other postretirement employee benefits, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.  We recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB cost of approximately $.9 million in each of 2007 and 2008 and $.6 million in 2009.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes and contributions to the plans to cover benefit payments aggregated $.4 million in each of 2007, 2008 and 2009.  Substantially all of our accrued OPEB cost relates to benefits being paid to current retirees and their dependents and no material amount of OPEB benefits are being earned by current employees.  Due to continued increases in healthcare costs, it is expected that our OPEB expense for financial reporting purposes will be consistent with the past two years.  Our expected OPEB benefit payments for 2010 are expected to be similar amounts.

The discount rates we use for determining OPEB expense and the related OPEB obligations are based on current interest rates earned on high-quality bond yields in the applicable country where the benefits are being paid.  In addition, we receive third-party advice about appropriate discount rates, and these advisors may in some cases use their own market indices.  We adjust these discount rates as of each valuation date to reflect then-current interest rates on such bonds.  We use these discount rates to determine the actuarial present value of the OPEB obligations as of December 31 of that year.  We also use these discount rates to determine the interest component of OPEB expense for the following year.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.  For example, at December 31, 2009, the expected rate of increase in future health care costs ranges from 8.0% in 2010, declining to 5.0% in 2015 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2010, we expect our consolidated OPEB expense will approximate $1.3 million in 2010.  In comparison, we expect to be required to make approximately $.8 million of contributions to such plans during 2010.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, a 25 basis point change in assumed discount rates would have the following effects:

	25 basis point increase	25 basis point decrease
	(In millions)

Effect on net OPEB cost during 2009	$ (.1)	$ .1
Effect at December 31, 2009 on postretirement obligation	(.6)	.6

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Effect on net OPEB cost during 2009	$ ( .2)	$ .2
Effect at December 31, 2009 on postretirement obligation	(2.7)	2.2

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2009, we had substantial net assets denominated in the euro, Canadian dollar, Norwegian krone and United Kingdom pound sterling.

ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to indebtedness.  At December 31, 2008 and 2009, the majority of our aggregate indebtedness was comprised of fixed-rate instruments.  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2009.  Information shown below for such non-U.S. dollar denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2009 using an exchange rate of 1.4412 U.S. dollars per euro.  Certain Norwegian krone denominated capital leases totaling $8.9 million in 2009 have been excluded from the table below.  See Note 8 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness - euro-denominated:
Senior Secured Notes	$574.6	$466.2	6.5%	2013

Variable rate indebtedness:
U.S. credit facility – dollar denominated	$16.7	$16.7	3.3%	2011
Europe credit facility – euro denominated	13.0	13.0	3.5%	2011
	$29.7	$29.7

At December 31, 2008, our euro-denominated fixed-rate indebtedness consisted solely of the 6.5% Senior Secured Notes, which aggregated $560.0 million (fair value – $129.4 million) with a weighted-average interest rate of 6.5%.  At such date, our variable rate, euro-denominated indebtedness consisted of our Europe credit facility ($42.2 million with a weighted-average interest rate of 4.5%), and our variable rate, U.S. dollar denominated indebtedness consisted of our U.S. revolving credit facility ($13.7 million with a weighted-average interest rate of 3.3%) and our revolving note with NL ($19.2 million with a weighted-average interest rate of 1.8%).

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2009, we had the equivalent of $587.6 million of outstanding euro-denominated indebtedness (at December 31, 2008 – the equivalent of $602.2 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $60.5 million and $58.9 million at December 31, 2008 and 2009, respectively.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  At December 31, 2009, we had currency forward contracts to exchange an aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 9.21 per euro.  These contracts with DnB Nor Bank ASA mature from January 2010 through December 2010 and are subject to early redemption provisions at our option.  At December 31, 2009, the actual exchange rate was kroner 8.3 per euro.

The estimated fair value of such currency forward contracts at December 31, 2009 was a $1.6 million net asset, which amount is recognized as part of Prepaid Expenses in our Consolidated Balance Sheet and a corresponding $1.6 million currency transaction gain in our Consolidated Statement of Operations.  To the extent we held such contracts during 2007, 2008 and 2009, we did not use hedge accounting for any of our contracts.

In the first quarter of 2010, we entered into a series of currency forward contracts to exchange:
•
an aggregate of $48.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.04 per U.S. dollar.  These contracts with Wachovia Bank, National Association mature from January 2010 through December 2010 and are subject to early redemption provisions at our option; and

•
an aggregate of $64 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.83 to kroner 6.06  per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from February 2010 through January 2011 and are subject to early redemption provisions at our option.

See Note 15 to our Consolidated Financial Statements.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2009.

Scope of Management Report on Internal Control Over Financial Reporting

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

•
Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2009.  Our independent registered public accounting firm, while not required to, has audited our internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2009, our chief executive officer filed such annual certification with the NYSE.  The 2009 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2009 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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
ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2009 will be furnished to the Commission upon request.

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

3.2
Amended and Restated Bylaws of Kronos Worldwide, Inc. as of October 25, 2007 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed (File No. 001-31763) with the U.S. Securities and Exchange Commission on October 31, 2007.

4.1	Indenture governing the 6.5% Senior Secured Notes due 2013, dated as of April 11, 2006, between Kronos International, Inc. and The

Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.2
Form of certificate of Series A 6.5% Senior Secured Note due 2013(incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kronos International,  Inc. (File No. 333-100047)that was filed with the U.S.  Securities and Exchange Commission   on April 11, 2006).

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

10.3*	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.4
Euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders - incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. (File No. 001-00640) for the quarter ended June 30, 2002.

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

10.6
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Kronos International, Inc.(File No. 333-100047) for the year ended December 31, 2009.

10.7
Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Kronos International, Inc. (File No. 333-100047) for the year ended December 31, 2009.

10.8
Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Kronos International, Inc. (File No. 333-1000047) for the year ended December 31, 2009.

10.9
$40,000,000 Unsecured Revolving Demand Promissory Note dated October 29, 2008 and payable to NL Industries, Inc. – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-00640) that was filed with the U.S. Securities and Exchange Commission on October 29, 2008.

10.10
Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)- incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-00640)of NL Industries, Inc. for the year ended December 31, 1985.

10.11
Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended September 30, 1993.

10.12
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

10.14
Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.15
Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.16
Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.17
Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to NL Industries, Inc.'s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.18
Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.19
Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to NL Industries, Inc.'s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.20
Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.9 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.21
Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.22
Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.48 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

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
March 9, 2010
(Vice Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 9, 2010	Steven L. Watson, March 9, 2010
(Chairman of the Board)	(Vice Chairman and Chief Executive
Officer)

/s/ George E. Poston	/s/ Glenn R. Simmons
George E. Poston, March 9, 2010	Glenn R. Simmons, March 9, 2010
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Keith R. Coogan
C. H. Moore, Jr., March 9, 2010	Keith R. Coogan, March 9, 2010
(Director)	(Director)

/s/ R. Gerald Turner	/s/ Gregory M. Swalwell
R. Gerald Turner, March 9, 2010	Gregory M. Swalwell, March 9, 2010
(Director)	(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

/s/ Tim C. Hafer
Tim C. Hafer, March 9, 2010
(Vice President, Controller, Principal Accounting Officer)

KRONOS WORLDWIDE, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedule

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2008 and 2009	F-4

Consolidated Statements of Operations -
Years ended December 31, 2007, 2008 and 2009	F-6

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2007, 2008 and 2009	F-7

Consolidated Statements of Stockholders' Equity -
Years ended December 31, 2007, 2008 and 2009	F-8

Consolidated Statements of Cash Flows -
Years ended December 31, 2007, 2008 and 2009	F-9

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and its subsidiaries at December 31, 2008 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 9, 2010

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2008	2009

Current assets:
Cash and cash equivalents	$13.6	$31.1
Restricted cash	1.5	1.7
Accounts and other receivables	177.2	189.5
Receivable from affiliates	1.4	.1
Inventories	385.1	294.8
Prepaid expenses	6.6	9.0
Deferred income taxes	4.1	3.7

Total current assets	589.5	529.9

Other assets:
Investment in TiO2 manufacturing joint venture	105.6	98.7
Deferred income taxes	166.4	185.5
Other	11.7	11.2

Total other assets	283.7	295.4

Property and equipment:
Land	37.5	46.8
Buildings	215.9	233.0
Equipment	949.8	1,027.4
Mining properties	73.9	115.7
Construction in progress	41.7	14.6

	1,318.8	1,437.5
Less accumulated depreciation and amortization	833.3	937.8

Net property and equipment	485.5	499.7

Total assets	$1,358.7	$1,325.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2008	2009

Current liabilities:
Current maturities of long-term debt	$.8	$2.1
Accounts payable and accrued liabilities	180.6	192.4
Payable to affiliates	14.7	12.6
Income taxes	3.7	3.6
Deferred income taxes	4.6	4.7

Total current liabilities	204.4	215.4

Noncurrent liabilities:
Long-term debt	637.7	611.1
Deferred income taxes	35.7	31.1
Accrued pension cost	125.5	118.3
Accrued postretirement benefits cost	8.7	13.4
Other	28.8	23.2

Total noncurrent liabilities	836.4	797.1

Stockholders' equity:
Common stock, $.01 par value; 60.0 shares authorized; 49.0 shares issued	.5	.5
Additional paid-in capital	1,061.8	1,061.9
Retained deficit	(567.9)	(602.6)
Accumulated other comprehensive income (loss):
Currency translation	(89.3)	(65.2)
Defined benefit pension plans	(88.6)	(81.0)
Postretirement benefit (OPEB) plans	1.4	(1.1)

Total stockholders' equity	317.9	312.5

Total liabilities and stockholders' equity	$1,358.7	$1,325.0

Commitments and contingencies (Notes 9 and 14)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2007	2008	2009

Net sales	$1,310.3	$1,316.9	$1,142.0
Cost of sales	1,058.9	1,096.3	1,011.7

Gross margin	251.4	220.6	130.3

Selling, general and administrative expense	162.1	167.4	148.2
Other operating income (expense):
Currency transaction gains, net	.2	.6	9.9
Disposition of property and equipment	(.8)	(.9)	(.9)
Other income, net	1.3	.7	.6
Corporate expense	(5.1)	(6.4)	(7.4)

Income (loss) from operations	84.9	47.2	(15.7)

Other income (expense):
Trade interest income	2.2	1.0	.2
Other interest income	.3	-	-
Interest expense	(39.4)	(42.2)	(41.4)

Income (loss) before income taxes	48.0	6.0	(56.9)

Provision for income taxes (benefit)	114.7	(3.0)	(22.2)

Net income (loss)	$(66.7)	$9.0	$(34.7)

Net income (loss) per basic and diluted share	$(1.36)	$.18	$(.71)

Basic and diluted weighted average shares used in the calculation of net income (loss) per share	49.0	49.0	49.0

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2007	2008	2009

Net income (loss)	$(66.7)	$9.0	$(34.7)

Other comprehensive income (loss), net of tax:

Currency translation	34.8	(42.8)	24.1

Pension plans:
Amortization of prior service cost, net transition obligation and net losses included in periodic pension cost	6.2	.5	5.1
Net actuarial gain (loss) arising duringyear	41.2	(12.0)	2.5

	47.4	(11.5)	7.6

OPEB plans:
Amortization of prior service credit and net losses included in periodic OPEB cost	.1	(.1)	(.1)
Net actuarial gain (loss) arising during year	.1	1.2	(2.4)

	.2	1.1	(2.5)

Total other comprehensive income (loss)	82.4	(53.2)	29.2

Comprehensive income (loss)	$15.7	$(44.2)	$(5.5)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2007, 2008 and 2009

(In millions)

				Accumulated other
				comprehensive
		Additional	Retained	income (loss)
	Common	paid-in	earnings	Currency	Pension	OPEB
	stock	capital	(deficit)	translation	plans	plans	Total

Balance at December 31, 2006	$.5	$1,061.6	$(406.3)	$(81.3)	$(126.2)	$.1	$448.4

Net loss	-	-	(66.7)	-	-	-	(66.7)
Other comprehensive income, net of tax	-	-	-	34.8	47.4	.2	82.4
Issuance of common stock	-	.1	-	-	-	-	.1
Cash dividends declared - $1.00 per share	-	-	(49.0)	-	-	-	(49.0)
Change in accounting:
Adoption of uncertain tax positions provisions of ASC Topic 715	-	-	(2.2)	-	-	-	(2.2)
Adoption of asset and liability provisions of ASC Topic 740	-	-	(3.7)	-	1.7	-	(2.0)

Balance at December 31, 2007	.5	1,061.7	(527.9)	(46.5)	(77.1)	.3	411.0

Net income	-	-	9.0	-	-	-	9.0
Other comprehensive income (loss), net of tax	-	-	-	(42.8)	(11.5)	1.1	(53.2)
Issuance of common stock	-	.1	-	-	-	-	.1
Cash dividends declared - $1.00 per share	-	-	(49.0)	-	-	-	(49.0)

Balance at December 31, 2008	.5	1,061.8	(567.9)	(89.3)	(88.6)	1.4	317.9

Net loss	-	-	(34.7)	-	-	-	(34.7)
Other comprehensive income (loss), net of tax	-	-	-	24.1	7.6	(2.5)	29.2
Issuance of common stock	-	.1	-	-	-	-	.1

Balance at December 31, 2009	$.5	$1,061.9	$(602.6)	$(65.2)	$(81.0)	$(1.1)	$312.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income (loss)	$(66.7)	$9.0	$(34.7)
Depreciation and amortization	48.9	51.3	47.0
Deferred income taxes	104.8	(10.6)	(21.9)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	2.1	(15.5)	(1.2)
Other postretirement benefit plans	.4	.6	.2
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(4.9)	10.0	7.7
Other, net	3.4	5.1	5.1
Change in assets and liabilities:
Accounts and other receivables	6.0	20.0	(5.6)
Inventories	5.7	(93.9)	99.4
Prepaid expenses	.6	(1.6)	(1.3)
Accounts payable and accrued liabilities	2.6	16.7	5.4
Income taxes	(8.5)	1.8	.4
Accounts with affiliates	(2.0)	4.1	(3.7)
Other noncurrent assets	.2	(2.3)	.5
Other noncurrent liabilities	(2.6)	8.0	(11.0)

Net cash provided by operating activities	90.0	2.7	86.3

Cash flows from investing activities:
Capital expenditures	(47.3)	(68.1)	(23.7)
Change in restricted cash equivalents	(.1)	-	-

Net cash used in investing activities	(47.4)	(68.1)	(23.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	330.9	398.5	284.5
Principal payments	(321.7)	(338.0)	(333.7)
Deferred financing fees	-	(1.2)	(.6)
Dividends paid	(49.0)	(49.0)	-

Net cash provided by (used in) financing activities	(39.8)	10.3	(49.8)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$2.8	$(55.1)	$12.8
Currency translation	6.1	(3.5)	4.7

	8.9	(58.6)	17.5

Balance at beginning of year	63.3	72.2	13.6

Balance at end of year	$72.2	$13.6	$31.1

Supplemental disclosures – Cash paid for:
Interest	$38.4	$41.6	$39.4
Income taxes	23.5	3.8	2.7
Accrual for capital expenditures	9.0	6.5	4.4
Capital lease obligation incurred	-	-	5.9

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation.  At December 31, 2009, (i) Valhi, Inc. (NYSE:VHI) held approximately 59% of our outstanding common stock (ii) NL Industries, Inc. (NYSE:NL) held an additional 36% of our common stock, (iii) Valhi owned approximately 83% of NL's outstanding common stock and (iv) subsidiaries of Contran Corporation held approximately 93% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

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

Translation of currencies.  We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate our revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  We recognize currency transaction gains and losses in income currently.

Derivatives and hedging activities. We recognize derivatives as either assets or liabilities measured at fair value in accordance with Accounting Standard Codification (“ASC”) Topic 815 Derivatives and Hedging.  We recognize the effect of changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

     Fair value of financial instruments. We carry marketable debt and equity securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 10, 15 and 16.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation, salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overheads based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Investment in TiO2 manufacturing joint venture. We account for our investment in a 50%-owned manufacturing joint venture by the equity method.  See Note 6.

Property and equipment and depreciation. We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $.7 million in 2007, $2.2 million in 2008 and $1.1 million in 2009.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years
Mine development costs	Units-of-Production

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

We have a governmental concession with an unlimited term to operate our ilmenite mines in Norway.  Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations and costs associated with the development of a new mine area which commenced production in 2009.  While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to our mining operations.

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

Income taxes.  We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group") and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 14.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We made net payments of income taxes to Valhi of $3.0 million in 2007 and $.5 million in 2009, and we received net refunds from Valhi of $2.7 million in 2008.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non U.S. subsidiaries which are not deemed to be permanently reinvested.  The earnings of non U.S. subsidiaries subject to permanent reinvestment plans aggregated $700 million at December 31, 2008 and $666 million at December 31, 2009.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non U.S. subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 16.

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

Selling, general and administrative expense; shipping and handling costs.  Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $82 million in 2007, $91 million in 2008, and $74 million in 2009.  We expense advertising costs as incurred and these costs were $1 million in each of 2007, 2008 and 2009.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $12 million in each of 2007, 2008 and 2009.

Note 2 -                      Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (“TiO2”).  Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  At December 31, 2008 and 2009 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $201 million and $177 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Geographic areas
Net sales – point of origin:
Germany	$700.6	$694.8	$616.5
United States	515.8	498.8	422.6
Canada	208.0	197.2	177.2
Belgium	209.7	207.7	164.4
Norway	184.3	194.3	139.5
Eliminations	(508.1)	(475.9)	(378.2)

Total	$1,310.3	$1,316.9	$1,142.0

Net sales – point of destination:
Europe	$809.6	$812.5	$669.6
North America	374.7	368.8	319.5
Other	126.0	135.6	152.9

Total	$1,310.3	$1,316.9	$1,142.0

	December 31,
	2008	2009
	(In millions)

Identifiable assets -
net property and equipment:
Germany	$273.5	$263.1
Norway	83.4	101.2
Canada	58.3	66.1
Belgium	64.5	62.8
Other	5.8	6.5

Total	$485.5	$499.7

Note 3 -                           Accounts and other receivables:

	December 31,
	2008	2009
	(In millions)

Trade receivables	$155.6	$172.4
Recoverable VAT and other receivables	22.2	19.0
Refundable income taxes	1.2	.7
Allowance for doubtful accounts	(1.8)	(2.6)

Total	$177.2	$189.5

Note 4 -                           Inventories

	December 31,
	2008	2009
	(In millions)

Raw materials	$67.1	$56.4
Work in process	19.8	18.2
Finished products	243.0	161.0
Supplies	55.2	59.2

Total	$385.1	$294.8

Note 5 -                           Other noncurrent assets:

	December 31,
	2008	2009
	(In millions)

Deferred financing costs, net	$7.1	$5.9
Pension asset	-	.3
Other	4.6	5.0

Total	$11.7	$11.2

Note 6 -                           Investment in TiO2 manufacturing joint venture:

We own a 50% interest in Louisiana Pigment Company, L.P. (“LPC”).  LPC is a manufacturing joint venture whose other 50%-owner is Tioxide Americas Inc. (“Tioxide”).  Tioxide is a wholly-owned subsidiary of Huntsman Corporation.  LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC.  LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC.  Each owner’s acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture’s production costs and interest expense, if any.  Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold.  We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows.  The net of these distributions and contributions is reported during the periods they occur.  Net contributions to LPC were $4.9 million in 2007, and net distributions from LPC were $10.0 million in 2008 and $7.7 million in 2009.  These amounts are stated net of distributions of $8.0 million in 2007, and stated net of contributions of $10.6 million in 2008 and $15.0 million in 2009.

Summary balance sheets of LPC are shown below:

	December 31,
	2008	2009
	(In millions)
ASSETS
Current assets	$68.9	$72.7
Property and equipment, net	181.7	166.3

Total assets	$250.6	$239.0

LIABILITIES AND PARTNERS’ EQUITY

Other liabilities, primarily current	$36.7	$38.8
Partners’ equity	213.9	200.2

Total liabilities and partners’ equity	$250.6	$239.0

Summary income statements of LPC are shown below:

	Years ended December 31,
	2007	2008	2009
	(In millions)
Revenues and other income:
Kronos	$124.6	$140.3	$121.2
Tioxide	125.0	140.7	121.8
Interest	.5	-	-

	250.1	281.0	243.0
Cost and expenses:
Cost of sales	249.6	280.5	242.5
General and administrative	.5	.5	.5

	250.1	281.0	243.0

Net income	$-	$-	$-

Note 7 -Accounts payable and accrued liabilities:

	December 31,
	2008	2009
	(In millions)

Accounts payable	$113.5	$117.1
Employee benefits	23.4	26.2
Accrued sales discounts and rebates	14.9	21.4
Accrued interest	7.8	8.0
Other	21.0	19.7

Total	$180.6	$192.4

Note 8 -                           Long-term debt:

	December 31,
	2008	2009
	(In millions)

Kronos International, Inc. 6.5% Senior Secured Notes	$560.0	$574.6
Revolving credit facilities:
U.S. bank credit facility	13.7	16.7
European credit facility	42.2	13.0
Note payable to affiliate	19.2	-
Other	3.4	8.9

Total debt	638.5	613.2
Less current maturities	.8	2.1

Total long-term debt	$637.7	$611.1

Senior Secured Notes.  In April 2006, Kronos International, Inc. (“KII”), one of our wholly-owned subsidiaries, issued euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013 at 99.306% of the principal amount ($498.5 million when issued).  We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity.  At our option, we may redeem the 6.5% Notes at redemption prices of 103.25% of the principal amount through October 2010, declining to redemption prices of 100% on or after October 15, 2012.  In the event of a change of control, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  See Note 15. The indenture also contains certain cross-referenced provisions, as discussed below.  The carrying amount of the 6.5% Notes includes unamortized original issue discount of euro 1.7 million ($2.4 million) and euro 1.3 million ($1.9 million) at December 31, 2008 and 2009, respectively.

Revolving credit facilities.

Europe - Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in May 2011.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  We may also issue up to euro 5 million of letters of credit.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings (3.47% at December 31, 2009).  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  At December 31, 2009, we had borrowed a net euro 9 million ($13.0 million) and the equivalent of $60.5 million was available for borrowings under the facility.  The amount of such borrowing availability is based on the euro 51 million maximum borrowing availability.

United States - Certain of our U.S. subsidiaries have a $70 million revolving credit facility that matures in September 2011.  The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers.  Borrowings under this facility are limited to the lesser of $70 million or a formula-determined amount based upon the accounts receivable and inventories that have been pledged.  Borrowings bear interest at either the prime rate (prime plus 0.25% in some cases) or rates based upon the eurodollar rate plus a range of 2.25% to 2.75% (3.25% at December 31, 2009).  The facility contains certain restrictive covenants which, among other things, restrict the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2009, $22.0 million was available for borrowings under the facility.

Canada – As amended in the fourth quarter of 2009, our Canadian subsidiary has a Cdn. $20 million revolving credit facility that matures in January 2012.  The facility is collateralized by the accounts receivable and inventories of the borrower.  Borrowings under this facility are limited to the lesser of Cdn. $13.5 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower.  Borrowings bear interest at rates based upon either, the Canadian prime rate or the U.S. prime rate.  The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2009, no amounts were outstanding and the equivalent of $8.1 million was available for borrowing under the facility.

Note payable to affiliate. In October 2008 the independent members of the Board of Directors of both us and NL approved terms for borrowing up to $40 million from NL.  Our borrowings from NL under the revolving note were unsecured, and bore interest at prime rate minus 1.5% with all principal due on demand (and no later than December 31, 2009).  We borrowed a net of $19.2 million from NL in 2008, which we subsequently repaid in 2009.  The facility terminated according to its terms on December 31, 2009.  See Note 13.

Restrictions and other.  Aggregate maturities of long-term debt at December 31, 2009.

Years ending December 31,	Amount
(In millions)

2010	$ 2.1
2011	31.9
2012	2.2
2013	575.8
2014	.5
2015 and thereafter	.7

Total	$ 613.2

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if KII or any of KII’s subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of our U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to its stated maturity in the event of our bankruptcy.  The Canadian revolving credit facility contains no cross-default provisions.  The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to its stated maturity.

Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2009.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

At December 31, 2009, the restricted net assets of consolidated subsidiaries approximated $103 million.  At December 31, 2009, there were no restrictions on our ability to pay dividends.  The terms of the indenture governing the 6.5% Notes limits KII’s ability to pay dividends and make other restricted payments.  At December 31, 2009, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was nil.  The indenture currently prohibits KII from utilizing such Restricted Payment Basket because KII has not met a specified financial ratio; such prohibition will continue until such time as KII meets the specified financial ratio.

Note 9 – Income taxes:
	Years ended December 31,
	2007	2008	2009
	(In millions)

Pre-tax income (loss):
U.S.	$.6	$(.2)	$17.5
Non-U.S.	47.4	6.2	(74.4)

Total	$48.0	$6.0	$(56.9)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$16.8	$2.1	$(19.9)
Non-U.S. tax rates	.3	(.4)	1.4
German tax attribute adjustments	8.7	(7.2)	.2
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(1.7)	(.1)	-
Nondeductible expenses	2.9	2.3	2.0
U.S. state income taxes, net	(.5)	1.0	.2
Tax contingency reserve adjustment, net	(2.0)	.1	(4.7)
Non U.S. tax rate changes	91.0	(.1)	-
Assessment (refund) of prior year income taxes	(.9)	.1	(.2)
Nontaxable income	(.8)	(.9)	(.9)
Other, net	.9	.1	(.3)

Provision for income taxes (benefit)	$114.7	$(3.0)	$(22.2)

	Years ended December 31,
	2007	2008	2009
	(In millions)

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$(1.2)	$(.1)	$1.9
Non-U.S.	10.9	7.7	2.5

	9.7	7.6	4.4
Deferred income taxes (benefit):
U.S. federal and state	(1.5)	-	2.5
Non-U.S.	106.5	(10.6)	(29.1)

	105.0	(10.6)	(26.6)

Provision for income taxes (benefit)	$114.7	$(3.0)	$(22.2)

	Years ended December 31,
	2007	2008	2009
	(In millions)

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$114.7	$(3.0)	$(22.2)
Other comprehensive income -
Pension plans	28.5	(6.2)	3.1
OPEB	.1	.4	(.9)
Adoption of measurement date provisions of ASC Topic 715 to pension plans	(1.2)	-	-

Total	$142.1	$(8.8)	$(20.0)

The components of our net deferred income taxes at December 31, 2008 and 2009, and changes in the deferred income tax valuation allowance during 2007, 2008 and 2009, are summarized in the following tables.

	December 31,
	2008		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$1.0	$(4.3)	$2.3	$(4.0)
Property and equipment	.1	(56.2)	-	(61.5)
Accrued postretirement benefits other than pension (“OPEB”) costs	2.8	-	4.1	-
Accrued pension cost	6.7	-	3.6	-
Other accrued liabilities and deductible differences	21.6	-	21.4	-
Other taxable differences	-	(4.9)	-	(6.7)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(2.5)	-	(2.9)
Tax loss and tax credit carryforwards	167.1	-	197.6	-
Valuation allowance	(1.2)	-	(.5)	-
Adjusted gross deferred tax assets (liabilities)	198.1	(67.9)	228.5	(75.1)
Netting of items by tax jurisdiction	(27.6)	27.6	(39.3)	39.3
	170.5	(40.3)	189.2	(35.8)
Less net current deferred tax asset (liability)	4.1	(4.6)	3.7	(4.7)

Net noncurrent deferred tax asset (liability)	$166.4	$(35.7)	$185.5	$(31.1)

    Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.    In March 2010, we received a revised notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004.  We object to the proposed assessment and we intend to formally respond to the Canadian tax authorities during the second quarter of 2010.  If the full amount of the proposed adjustment were ultimately to be assessed against us the net impact to our consolidated financial statements would be approximately $3.7 million.  Because of the inherent uncertainties involved in the settlement of the potential exposure, if any, the final outcome is also uncertain.  We believe that we have provided adequate reserves.

    Following the resolution of tax audits in Belgium and Germany in the third and fourth quarters of 2009, we de-recognized $4.7 million of our reserve for uncertain tax positions primarily related to the audit resolution.

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

At December 31, 2009, we had the equivalent of $941 million and $288 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively.  At December 31, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in our German net operating loss carryforwards.  Accordingly, we expect to report a non-cash income tax benefit of approximately $35.2 million in the first quarter of 2010.

Note 10 – Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense approximated $.5 million in 2007, $.9 million in 2008 and $1.0 million in 2009.

Accounting for defined benefit and postretirement benefits other than pensions (“OPEB”) plans.  We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets.  Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

    Prior to December 31, 2007 we used September 30 as a measurement date for certain of our pension plans. In accordance with asset and liability recognition provisions of ASC Topic 715 Compensation – Retirement Benefits, effective December 31, 2007 we transitioned all of our plans which had previously used a September 30 measurement date to a December 31 measurement date using a 15 month net periodic benefit cost.  Accordingly, one-fifth of the net periodic benefit cost for the period from October 1, 2006 through December 31, 2007 net of income taxes has been allocated as a direct adjustment to retained earnings to reflect this change and four-fifths of the cost was allocated to expense in 2007.  In addition, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715.

     Defined benefit plans.  We sponsor various defined benefit pension plans.  Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan.  The benefits under our plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non U.S.) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $23.9 million to all of our defined benefit pension plans during 2010.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2010	$23.7
2011	24.6
2012	27.6
2013	26.2
2014	27.7
Next 5 years	134.1

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2008	2009
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$441.4	$375.5
Service cost	9.6	8.6
Interest cost	17.9	22.1
Participant contributions	1.8	1.6
Actuarial (gains) losses	(23.3)	12.2
Change in currency exchange rates	(47.4)	27.2
Benefits paid	(24.5)	(23.5)

Benefit obligations at end of the year	375.5	423.7

Change in plan assets:
Fair value of plan assets at beginning of the year	303.8	252.8
Actual return on plan assets	(12.6)	31.4
Employer contributions	20.7	23.0
Participant contributions	1.9	1.6
Change in currency exchange rates	(36.6)	21.6
Benefits paid	(24.5)	(23.5)

Fair value of plan assets at end of year	252.7	306.9

Funded status	$(122.8)	$(116.8)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$-	$.3
Accrued pension costs:
Current	(.1)	(1.5)
Noncurrent	(122.7)	(115.6)

Total	$(122.8)	$(116.8)

Accumulated other comprehensive loss:
Actuarial losses	$119.2	$110.8
Prior service cost	5.6	4.8
Net transition obligations	3.2	2.7

Total	$128.0	$118.3

Accumulated benefit obligations (“ABO”)	$343.3	$389.8

The components of our net periodic defined benefit pension cost for our Non-U.S. defined benefit pension plans are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2008 and 2009 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007 and 2008 respectively, net of deferred income taxes.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net periodic pension cost:
Service cost benefits	$7.9	$9.6	$8.6
Interest cost on PBO	21.1	17.9	22.1
Expected return on plan assets	(15.3)	(18.2)	(15.4)
Recognized actuarial losses (gains)	8.5	(.8)	5.5
Amortization of prior service cost	.7	.9	.9
Amortization of net transition obligations	.5	.5	.5

Total	$23.4	$9.9	$22.2

Certain information concerning our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2008	2009
	(In millions)

Plans for which the ABO exceeds plan assets:
PBO	$325.7	$365.8
ABO	302.6	340.6
Fair value of plan assets	208.4	250.3

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2008 and 2009 are presented in the table below.

Rate	December 31,
	2008	2009

Discount rate	5.9%	5.5%
Increase in future compensation levels	3.2%	3.1%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2007, 2008 and 2009 are presented in the table below.

Rate	Years ended December 31,
	2007	2008	2009

Discount rate	4.7%	5.5%	5.9%
Increase in future compensation levels	3.0%	3.0%	3.2%
Long-term return on plan assets	6.2%	6.2%	5.9%

 Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	Years ended December 31,
	2008	2009
	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$14.2	$13.9
Interest cost	.9	.8
Actuarial (gains) losses	(.4)	.7
Benefits paid	(.8)	(.8)

Benefit obligations at end of the year	13.9	14.6

Change in plan assets:
Fair value of plan assets at beginning of the year	20.5	11.1
Actual return on plan assets	(8.7)	1.4
Employer contributions	.1	.1
Benefits paid	(.8)	(.8)

Fair value of plan assets at end of year	11.1	11.8

Funded status	$(2.8)	$(2.8)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$-	$(.1)
Noncurrent	(2.8)	(2.7)

Total	$(2.8)	$(2.8)

Accumulated other comprehensive loss-
actuarial losses	$7.9	$8.0

ABO	$13.9	$14.6

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2008, and 2009 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007 and 2008 respectively, net of deferred income taxes.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net periodic pension cost:
Interest cost on PBO	$.9	$.9	$.9
Expected return on plan assets	(1.9)	(2.0)	(1.1)
Recognized actuarial losses	-	-	.3

Total	$(1.0)	$(1.1)	$.1

    The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2008 and 2009 are 6.1% and 5.7%, respectively.  The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

    The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2007, 2008 and 2009 are presented in the table below.  The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

Rate	Years ended December 31,
	2007	2008	2009

Discount rate	5.8%	6.1%	6.1%
Long-term return on plan assets	10.0%	10.0%	10.0%

 Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligations at December 31, 2008 and 2009 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 2008 and 2009.  We expect approximately $6.0 million, $.9 million and $.5 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, will be recognized as components of our net periodic defined benefit pension cost in 2010.

The table below details the changes in other comprehensive income (loss) during 2007, 2008 and 2009.

	Years Ended December 31,
	2007	2008	2009
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$70.4	$(15.0)	$2.8
Plan amendment	(4.4)	-	-
Amortization of unrecognized:
Net actuarial losses (gains)	8.5	(.8)	5.5
Prior service cost	.7	.9	.8
Net transition obligations	.5	.5	.5
Change in measurement date:
Prior service cost	.2	-	-
Net transition obligations	.1	-	-
Net actuarial losses	2.4	-	-

Total	$78.4	$(14.4)	$9.6

    As noted above, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715. The transition provisions of this Topic required us to provide these expanded disclosures on a prospective basis for the December 31, 2009 plan assets only.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Such assumed asset mixes are summarized below:

•
In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plan and Bayer’s pension plans, have invested.  These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund.  We determine the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer plan which are subject to audit by the German pension regulator.

•
In Canada, we currently have a plan asset target allocation of 55% to equity securities and 45% to fixed income securities.  We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.  The Canadian assets are Level 1 input because they are traded in active markets.

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0% and 4.0%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however a portion of our Norwegian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

•
In the U.S., substantially all of the assets were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.

The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.  During the history of the CMRT from its inception in 1988 through December 31, 2009, the average annual rate of return of the CMRT has been 11%. For the years ended December 31, 2007, 2008 and 2009, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT's managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

At December 31, 2009, the portion of the CMRT in which our U.S. plan is invested is represented by investments which are valued using Level 1, Level 2 and Level 3 inputs, with approximately 75% valued using Level 1 inputs, 4% using Level 2 inputs and 21% using Level 3 inputs.  The CMRT is not traded on any market.  The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) approximately 79% of the assets of the CMRT are valued using either Level 1 or Level 2 inputs, which have observable inputs.  The total fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, was $399 million and $407 million at December 31, 2008 and 2009, respectively. At December 31, 2009 approximately 50% of the CMRT assets were invested in domestic equity securities with the majority of these being publically traded securities; approximately 7% were invested in publically traded international equity securities; approximately 30% were invested in publically traded fixed income securities; approximately 11% were invested in various privately managed limited partnerships and the remainder was invested in real estate and cash and cash equivalents.

•
We also have plan assets in Belgium and the United Kingdom.  The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.  The United Kingdom plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

The composition of our December 31, 2009 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$172.3	$-	$-	$172.3
Canada:				-
Local currency equities	16.6	16.6	-	-
Non local currency equities	24.3	24.3	-	-
Local currency fixed income	26.2	26.2	-	-
Non local currency fixed income	.2	.2	-	-
Cash and other	1.6	1.6	-	-
Norway:
Local currency equities	3.6	3.6	-	-
Non local currency equities	6.4	6.4	-	-
Local currency fixed income	31.9	7.7	-	24.2
Non local currency fixed income	4.4	1.3	-	3.1
Cash and other	10.4	9.7	-	.7
U.S. - CMRT	11.8	-	11.8	-
Other	9.0	2.2	-	6.8

Total	$318.7	$99.8	$11.8	$207.1

A rollforward of the change in fair value of Level 3 assets follows.

Amount
(In millions)

Fair value at December 31, 2008	$178.9
Gain (loss) on assets held at December 31, 2009	19.8
Gain (loss) on assets sold during the year	(1.4)
Assets purchased	20.2
Assets sold	(19.0)
Currency	8.6

Fair value at December 31, 2009	$207.1

Our December 31, 2008 pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2008
	Germany	Canada	Norway	CMRT

Equity securities and limited partnerships	24%	53%	14%	53%
Fixed income securities	52	39	83	43
Real estate	12	-	-	-
Cash, cash equivalents and other	12	8	3	4

Total	100%	100%	100%	100%

Postretirement benefits other than pensions (“OPEB”).  We provide certain health care and life insurance benefits for eligible retired employees.  Certain of our Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for us.  In the U.S., employees who retired after 1998 are not entitled to any such benefits.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We use a December 31 measurement date for our OPEB plans.  We have no OPEB plan assets, rather, we fund medical claims as they are paid.  Benefit payments to OPEB plans are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2010	$.8
2011	.7
2012	.7
2013	.7
2014	.6
Next 5 years	3.4

The funded status of our OPEB plans is presented in the table below:

	Years ended December 31,
	2008	2009
	(In millions)

Change in accumulated OPEB obligations:
Obligations at beginning of the year	$12.4	$9.4
Service cost	.3	.2
Interest cost	.7	.6
Actuarial (gains) losses	(1.9)	3.2
Change in currency exchange rates	(1.7)	1.2
Benefits paid from employer contributions	(.4)	(.4)

Obligations at end of the year	9.4	14.2

Fair value of plan assets	-	-

Funded status	$(9.4)	$(14.2)

Amounts recognized in the balance sheet:
Current accrued pension costs	$(.7)	$(.8)
Noncurrent accrued pension costs	(8.7)	(13.4)

Total	$(9.4)	$(14.2)

Accumulated other comprehensive income:
Net actuarial losses	$(1.4)	$1.7
Prior service credit	(.7)	(.5)

Total	$(2.1)	$1.2

The amounts shown in the table above for net actuarial losses and prior service credit at December 31, 2008 and 2009 have not yet been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss).  We expect to recognize approximately $.2 million of prior service credit as a component of our periodic OPEB cost in 2010.

The table below details the changes in benefit obligations recognized in accumulated other comprehensive income (loss) during 2007, 2008, and 2009.

	Years Ended December 31,
	2007	2008	2009
	(In Millions)
Changes in benefit obligations recognized in other comprehensive income:
Current year:
Net actuarial gain (loss)	$.2	$1.6	$(3.2)
Plan amendment	.1	-	-
Amortization of unrecognized:
Prior service cost (credit)	(.2)	.2	(.2)
Net actuarial gain (loss)	.1	(.1)	-

Total	$.2	$1.7	$(3.4)

At December 31, 2009, the accumulated OPEB obligations for all OPEB plans was comprised of $2.8 million related to U.S. plans and $11.4 million related to our Canadian plan (2008 - $2.9 million and $6.5 million, respectively).

The components of our periodic OPEB costs are presented in the table below.  The amounts shown below for amortization of prior service credit and recognized actuarial losses, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007, 2008 and 2009.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net periodic OPEB cost (credit):
Service cost	$.3	$.3	$.2
Interest cost	.7	.7	.6
Amortization of prior service credit	(.2)	(.2)	(.2)
Recognized actuarial losses	.1	.1	-

Total	$.9	$.9	$.6

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2008 and 2009 are presented in the table below.  The weighted average discount rate was determined using the projected benefit obligation as of such dates.  The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

	2008	2009

Healthcare inflation:
Initial rate	8.0%	7.5%
Ultimate rate	5.5%	5.5%
Year of ultimate rate achievement	2015	2014
Weighted average discount rate	6.5%	5.8%

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Effect on net OPEB cost during 2009	$.2	$(.2)
Effect at December 31, 2009 on postretirement obligation	2.7	(2.2)

The weighted average discount rate used in determining the net periodic OPEB cost for 2009 was 6.5% (2008 – 6.2%; 2007 – 5.8%).  Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year.  The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.  The impact of assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2008 or 2009.

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

Note 11 – Other noncurrent liabilities:

	December 31,
	2008	2009
	(In millions)

Reserve for uncertain tax positions	$13.1	$9.5
Employee benefits	8.9	9.2
Insurance claims and expenses	1.8	.3
Other	5.0	4.2

Total	$28.8	$23.2

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

At December 31, 2009, our employees held options to purchase approximately 81,000 shares of NL common stock, all of which were exercisable.  These options are exercisable at various dates through 2011; 18,000 have an exercise price of $5.63 per share and 63,000 have an exercise price of $11.49 per share.  At December 31, 2009, the quoted market price of NL’s common stock was $6.94 per share.  No options were exercised during 2007.  During 2008 and 2009, 600 and 6,950 options were exercised, respectively.

Long-term incentive compensation plan.  We have a long-term incentive compensation plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights.  Up to 150,000 shares of our common stock may be issued pursuant to this plan.  As of December 31, 2009, no options had been granted pursuant to this plan, and 122,500 shares were available for future grants.  During each of 2007 and 2008 we awarded an aggregate of 3,500 shares of our common stock pursuant to this plan to members of our board of directors, and we awarded an aggregate of 10,500 shares to the board members in 2009.

Note 13 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2008	2009
	(In millions)

Current receivables from affiliate:
Income taxes receivable from Valhi	$1.2	$-
Other	.2	.1

Total	$1.4	$.1

Current payables to affiliates:
LPC	$14.3	$12.0
Income taxes payable to Valhi	.4	.4
Other	-	.2

Total	$14.7	$12.6

Noncurrent note payable to NL	$19.2	$-

Amounts payable to LPC are generally for the purchase of TiO2 (see Note 6).  Purchases of TiO2 from LPC were $124.6 million in 2007, $140.3 million in 2008, and $121.1 million in 2009.

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and a demand notes.  These loans and advances are generally entered into for cash management purposes, in which the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is able to pay a lower rate of interest than would be paid if the borrow had incurred third-party indebtedness.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loan.  In this regard, in October 2008 the independent members of the Board of Directors of both us and NL approved terms for us borrowing up to $40 million from NL through December 31, 2009.  We incurred interest expense of $.1 in 2008 and $.3 in 2009 under our borrowings from NL.  See Note 8.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  The net ISA fee charged to us, approved by the independent members of our board of directors, is included in selling, general and administrative expense and corporate expense and was $6.5 million in 2007, $6.8 million in 2008 and $7.4 million in 2009.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI by us and our joint venture were $8.7 million in 2007, $8.5 million in 2008 and $8.5 million in 2009. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2010.

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

Note 14 - Commitments and contingencies:

Environmental matters.  Our operations are governed by various environmental laws and regulations.  Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and non U.S. statutes, resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all of our plants are in substantial compliance with applicable environmental laws.

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

In March 2010, we were served with two complaints:  Haley Paint v. E.I. Dupont de Nemours and Company, et al. (United States District Court, Northern Division of Maryland, Case No. 1:10-cv-00318-RDB); and Issac Industries, Inc. v. E.I. Dupont de Nemours and Company, et al. (United States District Court, Northern Division of Maryland, Case No. 1:10-cv-00323-RDB).  Defendants in both cases include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  In each case, the nominal plaintiff seeks to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002.  The complaints allege that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  We intend to deny all alegations of wrongoing and liability and will defend vigorously against all claims.

    Concentrations of credit risk.  Sales of TiO2 accounted for approximately 90% of our sales during each of the past three years.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 4,000 customers, with the top ten customers approximating 27% of net sales in each of 2007 and 2008 and 28% in 2009.  We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years.  The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North American, for the last three years.

	2007	2008	2009

Europe	54%	53%	53%
North America	34%	34%	32%

Long-term contracts.  We have long-term supply contracts that provide for our TiO2 feedstock requirements through 2014.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $549 million at December 31, 2009.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $176 million at December 31, 2009.

Operating leases.  Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer that expires in 2050.  The Leverkusen facility itself, which we own and which represents approximately one-third of our current TiO2 production capacity, is located within Bayer's extensive manufacturing complex.  We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and ourselves.  We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $11 million in 2007, $12 million in 2008 and $11 million in 2009.  At December 31, 2009, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2010	$5.4
2011	3.5
2012	2.9
2013	2.1
2014	1.0
2015 and thereafter	20.0

Total	$34.9

Approximately $22 million of the $34.9 million aggregate future minimum rental commitments at December 31, 2009 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2009.  As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

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

Note 15 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2008 and 2009:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

December 31, 2008:
Currency forward contracts	$ (1.6)	$ (1.6)	$ -	$ -

December 31, 2009:
Currency forward contracts	1.6	1.6	-	-

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.  At December 31, 2009, we had currency forward contracts to exchange an aggregate euro 21.4 million for an equivalent value of Norwegian Kroner at exchange rates ranging from kroner 8.47 to kroner 9.21 per euro.  These contracts with DnB Nor Bank ASA mature from January 2010 through December 2010 and are subject to early redemption provisions at our option.  At December 31, 2009, the actual exchange rate was kroner 8.30 per euro.

 The estimated fair value of such currency forward contracts at December 31, 2009 was a $1.6 million net asset which is recognized as part of Prepaid Expenses in our Consolidated Balance Sheet and a corresponding $1.6 million currency transaction gain in our Consolidated Statement of Operations.  To the extent we held such contracts during 2007, 2008 and 2009, we did not use hedge accounting for any of our contracts.

In the first quarter of 2010, we entered into a series of currency forward contracts to exchange:
•
an aggregate of $48.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.04 per U.S. dollar.  These contracts with Wachovia Bank, National Association, mature from January 2010 through December 2010 and are subject to early redemption provisions at our option and

•
an aggregate of $64.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.83 to kroner 6.06 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from February 2010 through January 2011 and are subject to early redemption provisions at our option.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2008 and 2009.
	December 31,		December 31,
	2008		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents, restricted cash	$15.1	$15.1	$32.8	$32.8

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$560.0	$129.4	$574.6	$466.2
U.S. Bank credit facility	13.7	13.7	16.7	16.7
European credit facility	42.2	42.2	13.0	13.0
Revolving note with NL	19.2	19.2	-	-
Common stockholders’ equity	317.9	570.4	312.5	795.8

At December 31, 2008 and 2009, the estimated market price of the 6.5% Notes was approximately euro 230 and euro 809 per euro 1,000 principal amount, respectively.  Fair value of our restricted marketable debt securities and the fair value of our common stockholders’ equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  The fair values of variable interest rate debt are deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 1 and 16.

Note 16 – Recent accounting pronouncements:

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 became effective for us beginning with this annual report, and we have provided the expanded disclosures about our pension plan assets in Note 10.

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  In addition, we periodically use commodity contracts to manage a portion of our natural gas market risk.  The contracts we have outstanding at December 31, 2009 are marked to market at each balance sheet date and are not accounted for under hedge accounting.  See Note 15.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Consolidated Financial Statements.

Other-Than-Temporary-Impairments - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009, see Note 15.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events, which was subsequently amended by Accounting Standards Update (“ASU”) 2010-9.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions. On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic 740 Income Taxes.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN 48 on January 1, 2007, we increased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $14.1 million to $16.3 million and accounted for such $2.2 million increase as a reduction of retained earnings in accordance with the transition provisions of the new standard.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007, 2008 and 2009 was not material, and at December 31, 2007, 2008, and 2009, we had $3.0 million, $2.7 million, and $2.5 million, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(In Millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$12.6	$11.9	$10.4
Net increase (decrease):
Tax positions taken in prior periods	(1.9)	(1.1)	(5.0)
Tax positions taken in current period	2.2	1.8	.9
Settlements with taxing authorities – cash paid	(.3)	(.1)	-
Lapse of applicable statute of limitations	(1.7)	(.7)	-
Change in currency exchange rates	1.0	(1.4)	.7

Unrecognized tax benefits at end of year	$11.9	$10.4	$7.0

If our uncertain tax positions were recognized, a benefit of $14.9 million, $13.1 million, and $9.5 million would affect our effective income tax rates from continuing operations for 2007, 2008, and 2009 respectively.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various non U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway.  Our domestic income tax returns prior to 2006 are generally considered closed to examination by applicable tax authorities.  Our non U.S. income tax returns are generally considered closed to examination for years prior to 2005 for Germany, 2006 for Belgium, 2004 for Canada and 2000 for Norway.

Note 17 -                                Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

Year ended December 31, 2008
Net sales	$332.5	$391.9	$345.6	$246.9
Gross margin	57.1	59.2	50.4	53.9

Net income (loss)	(.4)	5.8	(3.6)	7.2
Basic and diluted earnings (loss) per common share	$(.01)	$.12	$(.07)	$.15

Year ended December 31, 2009
Net Sales	$248.0	$282.0	$310.1	$301.9
Gross margin	4.1	14.1	59.5	52.6

Net income (loss)	(26.6)	(21.8)	8.6	5.1
Basic and diluted earnings (loss) per common share	$(.54)	$(.45)	$.17	$.11

In the second quarter of 2008, we recognized a $7.2 million income tax benefit related to a favorable resolution of certain income tax issues in Germany.  See Note 9.  In the fourth quarter of 2008, we recognized a $6.9 million adjustment ($4.8 million, net of income taxes) in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 10.

In the fourth quarter of 2009 we recognized a non-cash $4.7 million income tax benefit related to a net decrease in our reserve for uncertain tax positions.  See Note 16.  Also in the fourth quarter of 2009, we recognized a $.9 million adjustment ($.6 million, net of income taxes) in connection with the correction of our employee benefit expense previously recognized for 2007, 2008 and the first three quarters of 2009.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)
	December 31,
	2008	2009

Current assets:
Receivables from subsidiary	$19.9	$28.8
Prepaid expenses	.3	.3

Total current assets	20.2	29.1

Other assets:
Investment in subsidiaries	594.0	612.1
Other	2.4	.4

Total other assets	596.4	612.5

Total assets	$616.6	$641.6

Current liabilities:
Accounts payable and accrued liabilities	$.2	$.1
Payable to affiliate and subsidiary	40.8	63.9

Total current liabilities	41.0	64.0

Noncurrent liabilities:
Notes payable to KII	229.3	235.1
Interest payable to KII	5.4	27.2
Note payable to NL Industries, Inc.	19.2	-
Deferred income taxes	3.8	2.8

Total noncurrent liabilities	257.7	265.1

Stockholders’ equity	317.9	312.5

Total liabilities and stockholders’ equity	$616.6	$641.6

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2007	2008	2009

Revenues and other income:
Equity in earnings (loss) of subsidiaries	$(57.4)	$25.1	$(18.2)
Interest income from affiliates	.1	-	-
Other income	5.6	-	-

Total revenues and other income	(51.7)	25.1	(18.2)

Costs and expenses:
General and administrative	2.5	2.8	3.4
Intercompany interest and other	20.6	22.3	21.3

Total costs and expenses	23.1	25.1	24.7

Income (loss) before income taxes	(74.8)	-	(42.9)

Income tax benefit	8.1	9.0	8.2

Net income (loss)	$(66.7)	$9.0	$(34.7)

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income (loss)	$(66.7)	$9.0	$(34.7)
Cash distributions from subsidiaries	34.9	35.1	-
Depreciation and amortization	-	-	.1
Deferred income taxes	(2.1)	(.3)	(.1)
Equity in earnings (loss) of subsidiaries	57.4	(25.1)	18.2
Other, net	(.6)	.1	.6
Net change in assets and liabilities	20.3	11.4	35.3

Net cash provided by operating activities	43.2	30.2	19.4

Cash flows from investing activities:
Collections of loans to affiliates	5.9	-	-
Other, net	(.2)	(.4)	(.2)

Net cash provided (used) by investing activities	5.7	(.4)	(.2)

Cash flows from financing activities:
Loan from NL Industries, Inc.	-	19.2	(19.2)
Dividends paid	(49.0)	(49.0)	-

Net cash used by financing activities:	(49.0)	(29.8)	(19.2)

Net change during the year from operating, investing and financing activities	(.1)	-	-

Balance at beginning of year	.1	-	-

Balance at end of year	$-	$-	$-

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

Note 2 - Receivable from (payable to) subsidiaries and affiliates:

	December 31,
	2008	2009
	(In millions)

Current:
Receivable from:
Kronos Louisiana, Inc. (“KLA”)	$17.5	$27.1
Valhi – income taxes	1.1	-
KLA – income taxes	1.3	1.7

Total	$19.9	$28.8

Payable to:
Kronos (US), Inc.	$40.8	$63.5
Valhi – income taxes	-	.4
	$40.8	$63.9
Noncurrent:
Payable to KII	$234.7	$262.3

Prior to 2006, KII loaned us an aggregate euro 163.1 million ($209.5 million at the borrowing date) instead of paying us cash dividends.  The original notes provided for a December 31, 2010 maturity date and required interest to be paid quarterly at an annual rate of 9.25%.   Effective October 1, 2008, the terms of these notes were modified to remove the requirements for quarterly interest payments and to extend the maturity date to December 31, 2013, and at December 31, 2008 and 2009 we had an aggregate of $5.4 million and $27.2 million, respectively, of accrued and unpaid interest on these loans.  The notes are unsecured, contain no financial covenants and provide for default only upon our failure to pay any amount when due (subject to a short grace period).    Due to the long-term investment nature of these notes, settlement of the principal and accrued interest balance of the notes is not contemplated within the foreseeable future.  We currently expect that settlement of the principal and interest amount of the notes will occur through a capital transaction.  We recognize interest expense on such notes as incurred.  Until such time as the notes are settled, we will recognize interest expense on the promissory notes.

In October 2008 the independent members of the Board of Directors of both us and NL approved terms for borrowing up to $40 million from NL.  Our borrowings from NL under the revolving note were unsecured, and bore interest at prime rate minus 1.5% with all principal due on demand (and no later than December 31, 2009).  We borrowed a net of $19.2 million from NL in 2008, which we subsequently repaid in 2009.  The facility terminated according to its terms on December 31, 2009.  See Note 13 to the Consolidated Financial Statements of Kronos.

Note 3 – Investment in subsidiaries:

	December 31,
	2008	2009
	(In millions)

Investment in:
KLA	$178.4	$173.6
KC	63.8	73.6
KII	351.8	364.9

Total	$594.0	$612.1

	2007	2008	2009
	(In millions)

Equity in earnings (loss) from continuing operations of subsidiaries:
KLA	$12.1	$12.8	$14.4
KC	(11.8)	(11.7)	(.5)
KII	(57.7)	24.0	(32.1)

Total	$(57.4)	$25.1	$(18.2)