Form 10-Q
period 2010-09-30
KRONOS WORLDWIDE INC
filed 2010-10-22
CIK 1257640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010
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

Number of shares of the Registrant's common stock outstanding on October 15, 2010: 48,977,549.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2009; September 30, 2010 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and nine months ended September 30, 2009 and 2010	5

	Condensed Consolidated Statement of Stockholders'
	Equity and Comprehensive Income (Unaudited) –
	Nine months ended September 30, 2010	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2009 and 2010	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2009	2010
		(Unaudited)

Current assets:
Cash and cash equivalents	$31.1	$46.4
Restricted cash	1.7	1.2
Accounts and other receivables	189.6	254.1
Inventories	294.8	251.5
Prepaid expenses and other	9.0	11.7
Deferred income taxes	3.7	3.7

Total current assets	529.9	568.6

Other assets:
Investment in TiO2 manufacturing joint venture	98.7	96.9
Deferred income taxes	185.5	191.4
Other	11.2	9.0

Total other assets	295.4	297.3

Property and equipment:
Land	46.8	44.0
Buildings	233.0	224.4
Equipment	1,027.4	982.2
Mining properties	115.7	113.0
Construction in progress	14.6	21.8

	1,437.5	1,385.4
Less accumulated depreciation and amortization	937.8	922.1

Net property and equipment	499.7	463.3

Total assets	$1,325.0	$1,329.2

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2009	September 30, 2010
		(Unaudited)

Current liabilities:
Current maturities of long-term debt	$2.1	$2.1
Accounts payable and accrued liabilities	205.0	194.7
Income taxes	3.6	3.6
Deferred income taxes	4.7	4.3

Total current liabilities	215.4	204.7

Noncurrent liabilities:
Long-term debt	611.1	539.9
Deferred income taxes	31.1	32.9
Accrued pension cost	118.3	107.0
Accrued postretirement benefit cost	13.4	14.0
Other	23.2	23.4

Total noncurrent liabilities	797.1	717.2

Stockholders' equity:
Common stock	.5	.5
Additional paid-in capital	1,061.9	1,062.0
Retained deficit	(602.6)	(508.5)
Accumulated other comprehensive loss	(147.3)	(146.7)

Total stockholders' equity	312.5	407.3

Total liabilities and stockholders’ equity	$1,325.0	$1,329.2

Commitments and contingencies (Notes 7 and 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)

Net sales	$310.1	$376.6	$840.2	$1,076.4
Cost of sales	250.6	280.4	762.4	834.5

Gross margin	59.5	96.2	77.8	241.9

Selling, general and administrative expense	39.2	41.9	108.1	123.3
Currency transaction gains, net	2.7	5.2	9.1	4.8
Other operating expense, net	(1.9)	(2.5)	(5.7)	(5.9)

Income (loss) from operations	21.1	57.0	(26.9)	117.5

Other income (expense):
Interest income	.1	-	.1	.1
Interest expense	(10.5)	(9.0)	(30.6)	(29.2)

Income (loss) before income taxes	10.7	48.0	(57.4)	88.4

Income tax expense (benefit)	2.1	15.9	(17.5)	(5.7)

Net income (loss)	$8.6	$32.1	$(39.9)	$94.1

Net income (loss) per basic and diluted share	$.17	$.66	$(.82)	$1.92

Basic and diluted weighted-average shares used in the calculation of net income (loss) per share	49.0	49.0	49.0	49.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2010

(In millions)

		Additional		Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	comprehensive loss	stockholders' equity	Comprehensive income
	(Unaudited)

Balance at December 31, 2009	$.5	$1,061.9	$(602.6)	$(147.3)	$312.5

Net income	-	-	94.1	-	94.1	$94.1

Other comprehensive income, net of tax	-	-	-	.6	.6	.6

Issuance of common stock	-	.1	-	-	.1	-

Balance at September 30, 2010	$.5	$1,062.0	$(508.5)	$(146.7)	$407.3

Comprehensive income						$94.7

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,
	2009	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(39.9)	$94.1
Depreciation and amortization	34.3	33.4
Deferred income taxes	(20.5)	(21.4)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(2.4)	1.5
Other postretirement benefits	.2	.4
Distributions from TiO2 manufacturing joint venture, net	1.5	1.8
Other, net	1.4	3.2
Change in assets and liabilities:
Accounts and other receivables	(35.5)	(80.3)
Inventories	137.5	30.4
Prepaid expenses	(3.3)	(.9)
Accounts payable and accrued liabilities	(5.4)	.6
Income taxes	.4	.8
Accounts with affiliates	(4.5)	1.3
Other, net	(.3)	2.8

Net cash provided by operating activities	63.5	67.7

Cash flows from investing activities:
Capital expenditures	(17.3)	(24.4)
Change in restricted cash equivalents	.5	.5

Net cash used in investing activities	(16.8)	(23.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	216.3	129.8
Principal payments	(240.5)	(156.5)
Note payable to affiliate – Contran:
Borrowings	-	99.2
Principal payments	-	(99.2)
Deferred financing fees	(.6)	-

Net cash used in financing activities	(24.8)	(26.7)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	21.9	17.1
Currency translation	4.9	(1.8)
Balance at beginning of period	13.6	31.1

Balance at end of period	$40.4	$46.4

Supplemental disclosures:
Cash paid for:
Interest	$20.7	$18.9
Income taxes	.6	13.4
Accrual for capital expenditures	.4	2.3
Capital lease obligation incurred	3.6	-

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Note 1 - Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI).  At September 30, 2010, Valhi held approximately 59% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of our common stock.  Valhi owns approximately 83% of NL's outstanding common stock. Approximately 94% of Valhi's outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity and Comprehensive Income at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Other matters – Prior to 2009, we paid a regular quarterly dividend to stockholders of $.25 per share.  In February 2009, our board of directors decided to suspend our quarterly dividend after considering the uncertainties in the global economy and credit markets.  On October 7, 2010, our board of directors determined to resume our regular quarterly dividend, and declared a cash dividend of $.25 per share, payable on December 23, 2010 to holders of record at the close of business on December 10, 2010.  In determining to resume the dividend, the board considered our results of operations, financial condition, cash requirements for our business, the current long-term outlook for our business and other factors deemed relevant by the board.  The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon such factors.  There are currently no restrictions on our ability to pay dividends.

On October 8, 2010, we filed a registration statement with the SEC relating to a proposed public offering of 7.8 million shares of our common stock in an underwritten offering.  We also plan to grant the underwriters an option to purchase up to an additional 1.17 million shares of our common stock to cover over-allotments, if any.  We intend to use the net proceeds of this offering, if completed, for our general corporate purposes.  This registration statement has not yet become effective, and the common stock we would issue in the proposed offering may not be sold, nor may offers to buy be accepted, prior to the time such registration statement becomes effective.  This disclosure does not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of our common stock in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or other jurisdiction.  There is no assurance that this proposed offering of our common stock will be completed.

Note 2 – Accounts and other receivables:
	December 31, 2009	September 30, 2010
	(In millions)

Trade receivables	$172.4	$229.9
Recoverable VAT and other receivables	19.0	26.1
Refundable income taxes	.7	.1
Receivable from affiliate	.1	-
Allowance for doubtful accounts	(2.6)	(2.0)

Total	$189.6	$254.1

Note 3 - Inventories:

	December 31, 2009	September 30, 2010
	(In millions)

Raw materials	$56.4	$52.4
Work in process	18.2	13.0
Finished products	161.0	129.3
Supplies	59.2	56.8

Total	$294.8	$251.5

Note 4 - Other noncurrent assets:

	December 31, 2009	September 30, 2010
	(In millions)

Deferred financing costs, net	$5.9	$4.1
Pension asset	.3	.3
Other	5.0	4.6

Total	$11.2	$9.0

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2009	September 30, 2010
	(In millions)

Accounts payable	$117.1	$92.8
Employee benefits	26.2	32.4
Accrued sales discounts and rebates	21.4	16.2
Accrued interest	8.0	16.1
Payable to affiliates:
Louisiana Pigment Company, L.P.	12.0	10.3
Income taxes, net - Valhi	.4	1.1
Other	.2	-
Other	19.7	25.8

Total	$205.0	$194.7

Note 6 - Long-term debt:

	December 31, 2009	September 30, 2010
	(In millions)

Kronos International, Inc. - 6.5% Senior Secured Notes	$574.6	$534.8
Revolving credit facilities:
European credit facility	13.0	-
U.S. bank credit facility	16.7	-
Other	8.9	7.2

Total debt	613.2	542.0
Less current maturities	2.1	2.1

Total long-term debt	$611.1	$539.9

Revolving credit facilities – During the first nine months of 2010, we made net payments of euro 9 million ($8.5 million when borrowed/repaid) under our European credit facility and repaid a net $16.7 million under our U.S. credit facility.  Our European revolving credit facility currently matures in May 2011.  We have commenced discussions with the lenders in such facility regarding an extension of the facility and we expect to have a new agreement of extension in place prior to such maturity date.

In May 2010, we satisfied certain specified financial covenants in our European revolving credit facility, and as a result the maximum borrowing availability under such facility returned to the full euro 80 million facility size at that time.  In addition, in August 2010 we satisfied the financial ratio of net secured debt to earnings before income taxes, interest and depreciation as defined in the credit facility, and as a result two financial covenants added to such credit facility in September 2009 are no longer effective, and the interest rate on outstanding borrowings under such credit facility was prospectively reduced from LIBOR plus a margin ranging from 3% to 4% to LIBOR plus 1.75%.

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes.  These loans and advances are generally entered into for cash management purposes, in which the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is able to pay a lower rate of interest than would be paid if the borrower had incurred third-party indebtedness.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loan.  In this regard, in April 2010 we entered into an unsecured revolving credit note with Contran pursuant to which we may borrow up to $40 million from Contran.  Our loans from Contran bear interest, payable quarterly, at the prime rate minus 0.5%, with all outstanding principal due on demand and in any event no later than December 31, 2011.  The amount of our outstanding borrowing at any time is solely at the discretion of Contran.  As of September 30, 2010, no amounts were outstanding to Contran.

Restrictions and Other. Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at September 30, 2010.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

At September 30, 2010, there were no restrictions on our ability to pay dividends.  The terms of the indenture governing the 6.5% Senior Secured Notes limit the ability of our wholly owned subsidiary, Kronos International, Inc. (“KII”), to pay dividends and make other restricted payments.  At September 30, 2010, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was $22.5 million.  For several quarters prior to September 30, 2010, the indenture prohibited KII from utilizing the Restricted Payment Basket because KII had not met a specified financial ratio contained in this indenture; upon satisfying this financial ratio as of September 30, 2010 this prohibition ceased to be applicable.

Note 7 - Income taxes:

	Nine months ended September 30,
	2009	2010
	(In millions)

Expected tax expense (benefit), at U.S. Federal statutory income tax rate of 35%	$(20.1)	$31.0
Non-U.S. tax rates	1.8	(2.8)
Nondeductible expenses	1.9	1.3
U.S. state income taxes, net	.4	1.0
German tax attribute adjustment	(.4)	(35.2)
Other, net	(1.1)	(1.0)

Total	$(17.5)	$(5.7)

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

Note 8 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In millions)

Service cost	$1.9	$2.5	$5.6	$7.7
Interest cost	5.6	5.5	16.9	16.9
Expected return on plan assets	(4.0)	(4.2)	(12.1)	(13.0)
Amortization of prior service cost	.3	.3	.9	.9
Amortization of net transition obligations	.1	.1	.3	.4
Recognized actuarial losses	1.3	1.3	3.9	4.0

Total	$5.2	$5.5	$15.5	$16.9

Postretirement benefits - The components of net periodic postretirement benefits other than pension (“OPEB”) cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In millions)

Service cost	$.1	$.1	$.2	$.3
Interest cost	.2	.2	.5	.6
Amortization of prior service credit	(.1)	(.1)	(.2)	(.2)
Recognized actuarial loss	-	-	-	.1

Total	$.2	$.2	$.5	$.8

Contributions – We expect our 2010 contributions for our pension and other postretirement plans to be consistent with the amount disclosed in our 2009 Annual Report.

Note 9 – Other noncurrent liabilities:

	December 31, 2009	September 30, 2010
	(In millions)

Reserve for uncertain tax positions	$9.5	$10.2
Employee benefits	9.2	8.5
Other	4.5	4.7

Total	$23.2	$23.4

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

Please refer to our 2009 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 for a discussion of certain other legal proceedings to which we are a party.

Note 11 – Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments recorded on a fair value basis under ASC Topic 820, Fair Value Measurements and Disclosures as of December 31, 2009 and September 30, 2010:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency forward contracts
December 31, 2009	$1.6	$1.6	$-	$-
September 30, 2010	3.8	3.8	-	-

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.  At September 30, 2010, we had currency forward contracts to exchange:

•
an aggregate of $82.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.04 to Cdn. $1.08 per U.S. dollar.  These contracts with Wells Fargo (formerly Wachovia Bank, National Association), mature from October 2010 through December 2011 at a rate of $5.5 million per month, subject to early redemption provisions at our option.  At September 30, 2010, the actual exchange rate was Cdn. $1.03 per U.S. dollar;

•
an aggregate $30.9 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.92 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from November 2010 through July 2011 at a rate of $2.3 million to $5.5   million per month.  At September 30, 2010, the actual exchange rate was kroner 5.95 per U.S. dollar; and

•
an aggregate euro 5.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 8.52 per euro.  These contracts with DnB Nor Bank ASA mature from October 2010 through December 2010 at a rate of euro 1.8 million per month, subject to early redemption provisions at our option.  At September 30, 2010, the actual exchange rate was kroner 7.97 per euro.

The estimated fair value of our currency forward contracts at September 30, 2010 was a $3.8 million net asset, which is included in our Condensed Consolidated Balance Sheet as $3.8 million recognized as part of Prepaid Expenses and Other.  There is also a corresponding $3.8 million currency transaction gain in our Condensed Consolidated Statements of Operations.  We are not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2010, and we did not use hedge accounting for any of such contracts we previously held earlier in 2010 and during 2009.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$32.8	$32.8	$47.6	$47.6

Long-term debt (excluding capitalized leases):
Fixed rate with market quotes -
6.5% Senior Secured Notes	$574.6	$466.2	$534.8	$505.7
Variable rate bank debt – European revolving credit facility	13.0	13.0	-	-
U.S. bank revolving credit facility	16.7	16.7	-	-
Common stockholders’ equity	312.5	795.8	407.3	1,951.3

At September 30, 2010, the estimated market price of the 6.5% Senior Secured Notes was approximately euro 943 per euro 1,000 principal amount.  The fair value of our common stockholders’ equity is based upon quoted market prices at the balance sheet date, which represent Level 1 inputs.  The fair value of our 6.5% Senior Secured Notes is also based on quoted market price at the balance sheet date; however, this quoted market price represents Level 2 inputs because the markets in which the Senior Secured Notes trade are not active.  The fair values of variable interest rate debt are deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are one of the leading global producers and marketers of titanium dioxide pigments (“TiO2”), a base industrial product used in a wide range of applications.  TiO2 is used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.  For the nine months ended September 30, 2010, approximately one-half of our sales volumes were into European markets. Our production facilities are located throughout Europe and North America.

We reported net income of $32.1 million, or $.66 per diluted share, in the third quarter of 2010 as compared to net income of $8.6 million, or $.17 per diluted share, in the third quarter of 2009.  For the first nine months of 2010, we reported net income of $94.1 million, or $1.92 per diluted share, compared to a net loss of $39.9 million, or $.82 per diluted share, in the first nine months of 2009.  Our diluted earnings per share increased in the third quarter and first nine months of 2010 as compared to the same periods in 2009 primarily due to (i) the net effects of higher income from operations in 2010 resulting principally from higher sales and production volumes and higher selling prices in the 2010 periods and (ii) a non-cash deferred income tax benefit of $35.2 million (or $.72 per diluted share) recognized in the first quarter of 2010.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

•	Future supply and demand for our products;
•	The extent of the dependence of certain of our businesses on certain market sectors;
•	The cyclicality of our businesses;
•
Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases);

•	Changes in raw material and other operating costs (such as energy costs);
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2);
•	Competitive products and substitute products;
•	Customer and competitor strategies;
•	Potential consolidation or solvency of our competitors;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	Our ability to protect our intellectual property rights in our technology;
•	The introduction of trade barriers;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	Our ability to renew or refinance credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
•	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria;
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities);
•	Government laws and regulations and possible changes therein;
•	The ultimate resolution of pending litigation; and
•	Possible future litigation.

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

Quarter ended September 30, 2009 compared to the
Quarter ended September 30, 2010

	Three months ended September 30,
	2009		2010
	(Dollars in millions)

Net sales	$310.1	100%	$376.6	100%
Cost of sales	250.6	81	280.4	75
Gross margin	59.5	19	96.2	25
Other operating income and expenses, net	38.4	12	39.2	10
Income from operations	$21.1	7%	$57.0	15%

				%
				Change
TiO2 operating statistics:
Sales volumes*	124		138	11%
Production volumes*	129		134	4%

Percent change in net sales:
TiO2 product pricing				16%
TiO2 sales volumes				11
TiO2 product mix				1
Changes in currency exchange rates				(7)

Total				21%
 _______________________________

* Thousands of metric tons

Net sales – Net sales increased 21% or $66.5 million compared to the third quarter of 2009 primarily due to a 16% increase in average TiO2 selling prices and an 11% increase in sales volumes, partially offset by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $22 million, or 7%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  We currently expect average selling prices in the fourth quarter of 2010 to be higher than the average selling prices in the third quarter of 2010.

Sales volumes in the third quarter of 2010 increased 11% as compared to the same period in 2009 due to higher demand across all market segments resulting from the improvement in current economic conditions.  We expect demand will continue to remain above 2009 levels for the remainder of the year.

Cost of sales - Cost of sales increased $29.8 million or 12% in the third quarter of 2010 compared to 2009 due to the net impact of an 11% increase in sales volumes, a 4% increase in TiO2 production volumes, higher raw material costs of $5.6 million, and an increase in maintenance costs of $7.8 million which is consistent with the increased production volumes. In addition, cost of sales in the third quarter of 2010 was negatively impacted by approximately $3 million as a result of higher production costs in 2010 at our ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 75% in the third quarter of 2010 compared to 81% in the third quarter of 2009 primarily due to the higher selling prices and higher production volumes in the third quarter of 2010.

Income from operations – Income from operations increased by $35.9 million from $21.1 million in the third quarter of 2009 to $57.0 million in the third quarter of 2010.   Income from operations as a percentage of net sales increased to 15% in the third quarter of 2010 from 7% in the same period for 2009.  This increase was driven by the improvement in gross margin, which increased to 25% for the third quarter of 2010 compared to 19% for the third quarter of 2009.  Our gross margin has increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates decreased income from operations by approximately $4 million in the third quarter of 2010 as compared to the same period in 2009.

Interest expense – Interest expense decreased $1.5 million from $10.5 million in the third quarter of 2009 to $9.0 million in the third quarter of 2010 due to decreased average borrowings under our revolving credit facilities.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Our provision for income taxes was $15.9 million in the third quarter of 2010 compared to $2.1 million in the same period last year.  This increase in provision for income taxes was primarily due to improved income from operations in the third quarter of 2010 compared to the third quarter of 2009.

We have substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009), which amounts exclude the adjustment to such carryforwards recognized in the first quarter of 2010 (See Note 7 to our Condensed Consolidated Financial Statements).  At September 30, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2010

	Nine months ended September 30,
	2009		2010
	(Dollars in millions)

Net sales	$840.2	100%	$1,076.4	100%
Cost of sales	762.4	91	834.5	78
Gross margin	77.8	9	241.9	22
Other operating expenses, net	104.7	12	124.4	11
Income (loss) from operations	$(26.9)	(3)%	$117.5	11%

				%
				Change
Ti02 operating statistics:
Sales volumes*	335		408	22%
Production volumes*	280		392	40%

Percent change in net sales:
TiO2 product pricing				7%
TiO2 sales volumes				22
TiO2 product mix				1
Changes in currency exchange rates				(2)

Total				28%
_________________________________
* Thousands of metric tons

Net sales – Net sales increased 28% or $236.2 million compared to the nine months ended September 30, 2009 primarily due to a 22% increase in sales volumes along with a 7% increase in average TiO2 selling prices, offset partially by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $19 million, or 2%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.

Record sales volumes in the nine months ended September 30, 2010 increased 22% as compared to the same period in 2009 due to higher demand across all market segments resulting from the improvement in current economic conditions.  We expect demand will continue to remain above 2009 levels for the remainder of the year.

Cost of sales - Cost of sales increased $72.1 million or 9% in the nine months ended September 30, 2010 compared to the same period in 2009 due to the net impact of a 22% increase in sales volumes, a 40% increase in TiO2 production volumes, lower raw material costs of $1.8 million, lower utility costs of $12.2 million and an increase in maintenance costs of $18.7 million. In addition, cost of sales in the first nine months of 2010 was negatively impacted by approximately $11 million as a result of higher production costs in 2010 at our ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 78% in the first nine months of 2010 compared to 91% in the same period 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations – Income (loss) from operations increased by $144.4 million from an operating loss of $26.9 million in the first nine months of 2009 to operating income of $117.5 million in the first nine months of 2010.  Income (loss) from operations as a percentage of net sales increased to 11% in the first nine months of 2010 from (3)% in the same period for 2009.  This increase is driven by the improvement in gross margin, which increased to 22% for the first nine months of 2010 compared to 9% for the first nine months of 2009.  Our gross margin has increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates decreased income (loss) from operations by approximately $24 million in the first nine months of 2010 as compared to the same period in 2009.

Interest expense – Interest expense decreased $1.4 million from $30.6 million for the first nine months of 2009 to $29.2 million for the first nine months of 2010 due to decreased average borrowings under our revolving credit facilities which offset the effect of higher interest rates on our European credit facility.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax benefit – Our income tax benefit was $5.7 million in the first nine months of 2010 compared to an income tax benefit of $17.5 million in the same period last year.  Our income tax benefit in 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  See Note 7 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense (benefit) to our actual income tax benefit.

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

Impact of changes in currency exchange rates Three months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs 2010
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(22)	$(22)
Income from operations	3	5	2	(6)	(4)

Impact of changes in currency exchange rates Nine months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs 2010
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(19)	$(19)
Income (loss) from operations	9	5	(4)	(20)	(24)

Outlook

During 2009 and to-date in 2010, we have announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and the first nine months of 2010, with portions of the remainder expected to be implemented during the fourth quarter of 2010 and into 2011.  Our average TiO2 selling prices were 7% higher in the first nine months of 2010 as compared to the first nine months of 2009, and our average selling prices at the end of the first nine months of 2010 were 16% higher as compared to the end of 2009.  Based on an expected continuation of strong demand levels, we anticipate our average selling prices will continue to increase during the remainder of 2010 as well as into 2011.

We implemented production curtailments in the first half of 2009 in order to reduce our inventory levels and improve our liquidity.  Overall industry pigment demand has been and is expected to continue to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  While we operated our facilities at approximately 58% of capacity during the first half of 2009, we increased our capacity utilization to approximately 94% during the second half of 2009.  We operated our plants at near full capacity utilization during the first nine months of 2010 and we currently expect to continue to operate our facilities at near full capacity levels during the remainder of 2010.  Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our products.  We also expect relative increases in our raw material, energy and freight costs during the remainder of 2010 and a portion of any future price increases would compensate for such increases in our operating costs.

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

Our cash provided in operating activities was $67.7 million in the first nine months of 2010 compared to cash provided by $63.5 million in the first nine months of 2009.  This $4.2 million increase in the amount of cash provided was primarily due to the net effects of the following items:

•	Higher income from operations in 2010 of $144.4 million;
•	Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $135.9 million in the first nine months of 2010 as compared to the first nine months of 2009; and
•	Higher cash paid for income taxes in 2010 of $12.8 million due to our improved earnings.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding (“DSO”) increased from December 31, 2009 to September 30, 2010 due to the timing of collections on receivable balances; and
•	Our average days sales in inventory (“DSI”) decreased from December 31, 2009 to September 30, 2010.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	September 30,	December 31,	September 30,
	2008	2009	2009	2010

DSO	64 days	64 days	56 days	62 days
DSI	113 days	48 days	58 days	42 days

Investing activities

Our capital expenditures of $17.3 million and $24.4 million in the nine months ended September 30, 2009 and 2010, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

During the nine months ended September 30, 2010, we:
•	Had net payments of $16.7 million on our U.S. revolving credit facility;
•	Had net payments of euro 9 million ($8.5 million when borrowed/repaid) on our European credit facility; and
•	Borrowed and repaid $99.2 million on our revolving facility with Contran.

Prior to 2009, we paid a regular quarterly dividend to stockholders of $.25 per share.  In February 2009, our board of directors decided to suspend our quarterly dividend after considering the uncertainties in the global economy and credit markets.  On October 7, 2010, our board of directors determined to resume our regular quarterly dividend, and declared a cash dividend of $.25 per share, payable on December 23, 2010 to holders of record at the close of business on December 10, 2010.  In determining to resume the dividend, the board considered our results of operations, financial condition, cash requirements for our business, the current long-term outlook for our business and other factors deemed relevant by the board.  The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon such factors.  There are currently no restrictions on our ability to pay dividends.

Outstanding debt obligations

At September 30, 2010, our consolidated debt was comprised principally of:
•	Euro 400 million principal amount of our 6.5% Senior Secured Notes ($534.8 million) due in 2013; and
•	Approximately $7.2 million of other indebtedness.

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

Certain of our revolving credit facilities require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at September 30, 2010.  See Note 6 to our Condensed Consolidated Financial Statements.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Our assets consist primarily of investments in operating subsidiaries and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes.  The terms of the indenture governing the 6.5% Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At September 30, 2010, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was $22.5 million.  For several quarters prior to September 30, 2010, the indenture prohibited KII from utilizing the Restricted Payment Basket because KII had not met a specified financial ratio contained in this indenture; upon satisfying this financial ratio as of September 30, 2010 this prohibition ceased to be applicable.

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

At September 30, 2010, unused credit available under all of our existing revolving credit facilities was approximately $200.3 million, consisting principally of $107.2 million under our European credit facility, $6.7 million under our Canadian credit facility, $46.4 million under our U.S. credit facility and $40.0 million under our Contran revolving credit note.  At September 30, 2010, we could borrow all such amounts without violating any covenants in such facilities.  In May 2010 we satisfied certain specified financial covenants in our European revolving credit facility, and as a result the maximum borrowing availability under such facility returned to the full euro 80 million facility size at that time.  The amount of unused credit availability under our European credit facility indicated above reflects the full euro 80 million facility size.  See Note 6 to our Condensed Consolidated Financial Statements.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and dividend policy for both the next 12-months and five years.

On October 8, 2010, we filed a registration statement with the SEC relating to a proposed public offering of 7.8 million shares of our common stock in an underwritten offering.  We also plan to grant the underwriters an option to purchase up to an additional 1.17 million shares of our common stock to cover over-allotments, if any.  We intend to use the net proceeds of this offering, if completed, for our general corporate purposes.  This registration statement has not yet become effective, and the common stock we would issue in the proposed offering may not be sold, nor may offers to buy be accepted, prior to the time such registration statement becomes effective.  This disclosure does not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of our common stock in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or other jurisdiction.  There is no assurance that this proposed offering of our common stock will be completed.

Capital expenditures

We currently estimate we will invest approximately $46 million in capital expenditures for major improvements and upgrades to our existing facilities during 2010, including the $24.4 million we have spent through September 30, 2010.  Compared to 2009, we have increased our planned capital expenditures in 2010 as we had significantly lowered our capital expenditures in 2009 in response to the economic conditions and as part of our efforts to improve our liquidity.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Commitments and contingencies

See Notes 7 and 10 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

There have been no recent accounting pronouncements expected to have a material impact on our Condensed Consolidated Financial Statements for the period ended September 30, 2010.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2010.

Other matters

From time to time, our affiliate companies may enter into debt or other agreements that are collateralized by shares of our common stock they hold.  In this regard, in April 2010, NL, Contran and certain current or former officers or directors of NL and one of NL's subsidiaries, certain of whom are also our executive officers and/or directors, entered into a settlement agreement without any admission of wrongdoing by any party in respect to a lawsuit, to which we were not a party, captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The plaintiffs in this case claimed that defendants committed breach of fiduciary duty, civil conspiracy, and breach of contract in connection with the plaintiffs’ exercise of their contract right to put their preferred stock back to one of NL's subsidiaries.  NL and the subsidiary filed counterclaims against the former minority shareholders relating to the formation and management of the subsidiary.  The settlement agreement followed a July 2009 jury verdict in favor of the plaintiffs in which the jury awarded $28.2 million in breach of contract claim damages and $33.7 million in breach of fiduciary duty damages.  In addition, the jury awarded an aggregate of $145 million in punitive damages associated with the finding of breach of fiduciary duty which amount was reduced by the court in December 2009 to $67.4 million.  The defendants were appealing as they did not believe that the facts and evidence supported the judgment and damages awarded, that the claims of the plaintiffs were without merit and subject to defenses and counterclaims, and that the plaintiffs’ claims were required to be resolved by independent third-parties pursuant to the applicable governing documents, whose findings would be binding on all parties.  In May 2010, pursuant to the settlement agreement, NL paid $26.0 million in cash and issued an $18.0 million long-term promissory note.  This note is collateralized in part by shares of our common stock held by NL.  In June 2010, the case was dismissed with prejudice and the judgment was nullified pursuant to the terms of the settlement agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report.  There have been no material changes in these market risks during the first nine months of 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2010.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                  Legal Proceedings

For a discussion of certain legal proceedings, refer to Note 10 of the Condensed Consolidated Financial Statements, to our 2009 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.               Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2009 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2010.

Item 6.                 Exhibits

31.1 -	Certification

31.2 -	Certification

32.1 -	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Kronos Worldwide, Inc.
(Registrant)

Date October 22, 2010	/s/ Gregory M. Swalwell_______
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date October 22, 2010	/s/ Tim C. Hafer ______
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)