Form 10-Q
period 2011-06-30
KRONOS WORLDWIDE INC
filed 2011-08-03
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

Commission file number 1-31763

KRONOS WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	76-0294959
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2697

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on July 29, 2011: 115,902,098.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2010	June 30, 2011
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$304.7	$72.2
Restricted cash	1.9	1.8
Marketable securities	—	79.6
Accounts and other receivables	231.2	358.0
Inventories	275.8	308.8
Prepaid expenses and other	6.1	4.8
Deferred income taxes	4.6	4.5

Total current assets	824.3	829.7

Other assets:
Investment in TiO2 manufacturing joint venture	96.2	93.2
Note receivable from Valhi	61.9	69.0
Marketable securities	49.7	106.4
Deferred income taxes	192.0	177.8
Other	9.9	12.5

Total other assets	409.7	458.9

Property and equipment:
Land	44.3	47.2
Buildings	227.4	240.3
Equipment	1,008.6	1,070.5
Mining properties	115.9	124.2
Construction in progress	11.9	25.3

	1,408.1	1,507.5

Less accumulated depreciation and amortization	934.5	1,009.4

Net property and equipment	473.6	498.1

Total assets	$1,707.6	$1,786.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2010	June 30, 2011
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$2.2	$2.3
Accounts payable and accrued liabilities	206.2	200.7
Income taxes	7.0	18.0
Deferred income taxes	4.7	5.0

Total current liabilities	220.1	226.0

Noncurrent liabilities:
Long-term debt	537.4	509.4
Deferred income taxes	33.2	43.2
Accrued pension cost	119.5	121.4
Accrued postretirement benefit cost	10.6	10.9
Other	25.6	28.1

Total noncurrent liabilities	726.3	713.0

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.8	1,399.0
Retained deficit	(486.5)	(427.0)
Accumulated other comprehensive loss	(152.3)	(125.5)

Total stockholders’ equity	761.2	847.7

Total liabilities and stockholders’ equity	$1,707.6	$1,786.7

Commitments and contingencies (Notes 8 and 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)

Net sales	$380.1	$537.5	$699.8	$957.9
Cost of sales	294.9	340.5	554.1	614.5

Gross margin	85.2	197.0	145.7	343.4

Selling, general and administrative expense	41.3	51.1	81.4	94.8
Currency transaction gains (losses), net	(3.1)	.9	(.5)	2.3
Other operating expense, net	(2.0)	(2.6)	(3.3)	(4.3)

Income from operations	38.8	144.2	60.5	246.6

Other income (expense):
Interest and dividend income	—	1.7	—	3.4
Loss on prepayment of debt	—	—	—	(3.3)
Interest expense	(9.7)	(8.5)	(20.1)	(18.1)

Income before income taxes	29.1	137.4	40.4	228.6

Income tax expense (benefit)	9.8	48.4	(21.7)	79.3

Net income	$19.3	$89.0	$62.1	$149.3

Net income per basic and diluted share	$.20	$.77	$.63	$1.29

Cash dividends per share	$—	$.150	$—	$.775

Basic and diluted weighted-average shares used in the calculation of net income per share	97.9	115.9	97.9	115.9

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2011

(In millions)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total Stockholders’ equity	Comprehensive income
	(unaudited)

Balance at December 31, 2010	$1.2	$1,398.8	$(486.5)	$(152.3)	$761.2

Net income	—	—	149.3	—	149.3	$149.3

Other comprehensive income, net	—	—	—	26.8	26.8	26.8

Issuance of common stock	—	.2	—	—	.2

Dividends paid	—	—	(89.8)	—	(89.8)	—

Balance at June 30, 2011	$1.2	$1,399.0	$(427.0)	$(125.5)	$847.7

Comprehensive income						$176.1

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2010	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$62.1	$149.3
Depreciation and amortization	22.6	23.8
Deferred income taxes	(30.0)	28.7
Loss on prepayment of debt	—	3.3
Call premium paid	—	(2.5)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	.7	(.8)
Other postretirement benefits	.3	(.1)
Distributions from TiO2 manufacturing joint venture, net	1.5	3.0
Other, net	2.2	1.8
Change in assets and liabilities:
Accounts and other receivables	(85.8)	(119.0)
Inventories	28.3	(17.0)
Prepaid expenses	1.6	1.7
Accounts payable and accrued liabilities	(12.7)	(5.2)
Income taxes	1.2	11.7
Accounts with affiliates	2.0	1.4
Other, net	2.6	.1

Net cash provided by (used in) operating activities	(3.4)	80.2

Cash flows from investing activities:
Capital expenditures	(15.4)	(24.6)
Change in restricted cash equivalents	.4	.2
Loans to Valhi:
Loans	—	(82.9)
Collections	—	75.8
Proceeds from sale of marketable securities – mutual funds	—	162.0
Purchase of marketable securities:
Mutual funds	—	(241.3)
TIMET stock	—	(30.4)
Valhi stock	—	(12.8)
Other, net	—	(5.1)

Net cash used in investing activities	(15.0)	(159.1)

Cash flows from financing activities:
Indebtedness:
Borrowings	126.1	113.3
Principal payments	(133.2)	(179.5)
Note payable to affiliate – Contran:
Borrowings	71.1	—
Principal payments	(39.5)	—
Dividends paid	—	(89.8)
Other, net	—	(.1)

Net cash provided by (used in) financing activities	24.5	(156.1)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Six months ended June 30,
	2010	2011
	(Unaudited)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	6.1	(235.0)
Currency translation	(3.1)	2.5
Balance at beginning of period	31.1	304.7

Balance at end of period	$34.1	$72.2

Supplemental disclosures:
Cash paid for:
Interest (including call premium paid)	$18.6	$21.4
Income taxes	6.3	40.0
Accrual for capital expenditures	4.6	6.7

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI). At June 30, 2011, Valhi held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 30% of our common stock. Valhi owns approximately 83% of NL’s outstanding common stock. Approximately 94% of Valhi’s outstanding common stock is held by subsidiaries of Contran Corporation. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on March 4, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity and Comprehensive Income (Loss) at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

In May 2011, we amended our certificate of incorporation to increase the authorized number of shares of our common stock from 60 million to 240 million. Also in May 2011, we implemented a 2-for-1 split of our common stock effected in the form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock discussed in the preceding sentence, we have adjusted all share and per-share disclosures for all periods presented in our condensed consolidated financial statements to give effect to the stock split, and we have adjusted our stockholders’ equity at December 31, 2010 to reflect the split by reclassifying $.6 million from additional paid-in capital to common stock representing $.01 per share par value of each share of common stock issued as a result of the stock split.

Cash dividends include a $.50 per share special dividend paid to stockholders in the first quarter of 2011.

In June 2011, we amended the maturity date of our $175 million unsecured revolving demand promissory note receivable from Valhi. As amended, all principal is due on demand, but in any event no earlier than December 31, 2013.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 – Marketable securities:

Our marketable securities include investments in mutual funds and in the publicly-traded shares of related parties: Titanium Metals Corporation (“TIMET”), Valhi, NL and CompX International Inc. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock and NL owns a majority of CompX’s outstanding common stock. All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security and represent a Level 1 input within the fair value hierarchy. See Note 12. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

Marketable security	Market Value	Cost Basis	Unrealized gains (losses)
	(In millions)

As of December 31, 2010:
Noncurrent assets:
TIMET common stock	$46.9	$46.9	$—
Valhi common stock	2.7	2.7	—
NL and CompX common stocks	.1	.1	—

Total	$49.7	$49.7	$—

As of June 30, 2011:
Current assets:
Mutual funds	$79.6	$79.4	$.2

Noncurrent assets:
TIMET common stock	$77.8	$73.9	$3.9
Valhi common stock	28.5	15.3	13.2
NL and CompX common stocks	.1	.1	—

Total	$106.4	$89.3	$17.1

At June 30, 2011, we held approximately 4.2 million shares, or 2.4%, of TIMET’s outstanding common stock and approximately .6 million shares of Valhi’s outstanding common stock. We also held a nominal number of shares of CompX and NL common stocks. During the first six months of 2011, we purchased an aggregate of 1.5 million shares of TIMET common stock and .5 million shares of Valhi common stock for an aggregate of $27.0 million and $12.6 million, respectively. At June 30, 2011, the quoted per share market price of TIMET’s and Valhi’s common stock was $18.32 and $49.67, respectively (December 31, 2010 – $17.18 and $22.11, respectively).

The TIMET, Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

At June 30, 2011, we held investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds have daily liquidity and are held for the temporary investment of cash available for our current operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent and accordingly we have classified our investments in these mutual funds as a current asset.

Note 3 – Accounts and other receivables:

	December 31, 2010	June 30, 2011
	(In millions)

Trade receivables	$202.2	$322.3
Recoverable VAT and other receivables	29.9	36.3
Refundable income taxes	1.3	.6
Receivable from affiliate – income taxes, net – Valhi	—	.2
Allowance for doubtful accounts	(2.2)	(1.4)

Total	$231.2	$358.0

Note 4 – Inventories:

	December 31, 2010	June 30, 2011
	(In millions)

Raw materials	$52.1	$51.1
Work in process	13.6	12.5
Finished products	154.6	184.4
Supplies	55.5	60.8

Total	$275.8	$308.8

Note 5 – Other noncurrent assets:

	December 31, 2010	June 30, 2011
	(In millions)

Deferred financing costs, net	$4.4	$3.2
Pension asset	.3	.4
Other	5.2	8.9

Total	$9.9	$12.5

Note 6 – Accounts payable and accrued liabilities:

	December 31, 2010	June 30, 2011
	(In millions)

Accounts payable	$119.2	$113.0
Employee benefits	34.1	29.2
Accrued sales discounts and rebates	11.3	11.6
Accrued interest	7.4	6.3
Payable to affiliates:
Louisiana Pigment Company, L.P.	7.4	12.5
Income taxes, net – Valhi	2.1	—
Other	.1	—
Other	24.6	28.1

Total	$206.2	$200.7

Note 7 – Long-term debt:

	December 31, 2010	June 30, 2011
	(In millions)

Kronos International, Inc. 6.5% Senior Secured Notes	$532.8	$455.8
Revolving European credit facility	—	49.9
Other	6.8	6.0

Total debt	539.6	511.7
Less current maturities	2.2	2.3

Total long-term debt	$537.4	$509.4

Senior Secured Notes – In March 2011, we redeemed euro 80 million of our euro 400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. Following such partial redemption, euro 320 million principal amount of the Senior Notes remain outstanding. We borrowed under our European revolving credit facility, as discussed below, in order to fund the redemption. We recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Revolving European credit facility – During the first six months of 2011, we borrowed euro 80 million ($113.3 million when borrowed) under our European credit facility, and subsequently repaid euro 45 million ($65.1 million when repaid). The average interest rate on the euro 35 million outstanding borrowings at June 30, 2011 was 2.82%.

Restrictions and Other – Our credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2011. We believe we will be able to comply with the financial covenants contained in our credit facility through its maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

At June 30, 2011, there were no restrictions on our ability to pay dividends. The terms of the indenture governing the 6.5% Senior Secured Notes limit the ability of our wholly owned subsidiary, Kronos International, Inc. (“KII”), to pay dividends and make other restricted payments. At June 30, 2011, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was $140.5 million.

Note 8 – Income taxes:

	Six months ended June 30,
	2010	2011
	(In millions)

Expected tax expense, at U.S. Federal statutory income tax rate of 35%	$14.1	$80.0
Non-U.S. tax rates	(1.2)	(7.5)
Incremental tax on earnings of non-U.S. companies	—	4.7
Nondeductible expenses	.8	1.4
U.S. state income taxes, net	.4	.7
German tax attribute adjustment	(35.2)	—
Other, net	(.6)	—

Total	$(21.7)	$79.3

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including interest and penalties. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In September 2010, we received a revised notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004. We objected to the proposed assessment and we are currently in discussions with the Canadian tax authorities regarding such proposed assessment. If the full amount of the proposed adjustment were ultimately to be assessed against us the net impact to our consolidated financial statements would be approximately $6.0 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in our German net operating loss carryforwards. Accordingly, we recognized a non-cash income tax benefit of $35.2 million in the first quarter of 2010.

Note 9 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In millions)

Service cost	$2.6	$2.8	$5.2	$5.5
Interest cost	5.6	6.3	11.4	12.2
Expected return on plan assets	(4.3)	(4.9)	(8.8)	(9.5)
Amortization of prior service cost	.3	.4	.6	.8
Amortization of net transition obligations	.1	.1	.3	.2
Recognized actuarial losses	1.3	1.7	2.7	3.3

Total	$5.6	$6.4	$11.4	$12.5

Postretirement benefits – The components of net periodic postretirement benefits other than pension (“OPEB”) cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In millions)

Service cost	$.1	$—	$.2	$.1
Interest cost	.2	.2	.4	.3
Amortization of prior service credit	—	(.2)	(.1)	(.4)
Recognized actuarial loss	—	—	.1	.1

Total	$.3	$—	$.6	$.1

Contributions – We expect our 2011 contributions for our pension and other postretirement plans to be approximately $28 million.

Note 10 – Other noncurrent liabilities:

	December 31, 2010	June 30, 2011
	(In millions)

Reserve for uncertain tax positions	$10.6	$12.2
Employee benefits	9.7	10.2
Insurance claims and expenses	.3	.3
Other	5.0	5.4

Total	$25.6	$28.1

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

Note 12 – Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2010 and June 30, 2011:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2010
Currency forward contracts	$6.3	$6.3	—	—
Noncurrent marketable securities (See Note 2)	49.7	49.7	—	—

June 30, 2011
Currency forward contracts	$3.9	$3.9	—	—
Current marketable securities (See Note 2)	79.6	79.6	—	—
Noncurrent marketable securities (See Note 2)	106.4	106.4	—	—

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At June 30, 2011, we had currency forward contracts to exchange:

•

an aggregate of $33 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.05 to Cdn. $1.06 per U.S. dollar. These contracts with Wachovia Bank, National Association, mature from July 2011 through December 2011 at a rate of $5.5 million per month, subject to early redemption provisions at our option.

•	an aggregate $2.5 million for an equivalent value of Norwegian kroner at an exchange rate of kroner 6.60 per U.S. dollar. This contract with DnB Nor Bank ASA matured in July 2011.

•

an aggregate euro 5 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.27 to kroner 8.28 per euro. These contracts with DnB Nor Bank ASA mature from July 2011 through August 2011 at a rate of euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of our currency forward contracts at June 30, 2011 was a $3.9 million net asset, which is included in our Condensed Consolidated Balance Sheet as part of Accounts and other receivables. There is also a corresponding $3.9 million currency transaction gain in our Condensed Consolidated Statements of Income. We are not currently using hedge accounting for our outstanding currency forward contracts at June 30, 2011, and we did not use hedge accounting for any of such contracts we previously held in 2010.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and June 30, 2011.

	December 31, 2010		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$306.6	$306.6	$74.0	$74.0

Notes payable and long-term debt:
Fixed rate with market quotes – 6.5% Senior Secured Notes	$532.8	$536.0	$455.8	$462.0
European credit facility	—	—	49.9	49.9
Common stockholders’ equity	761.2	2,462.2	847.7	3,645.1

At December 31, 2010 and June 30, 2011, the estimated market price of the 6.5% Notes was approximately euro 1,004 and euro 1,012 per euro 1,000 principal amount, respectively. The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active. The fair values of variable interest rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 13 – Recent accounting standards:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value reporting and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Shareholders’ Equity and will instead require comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of

Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For the six months ended June 30, 2011, approximately one-half of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $89.0 million, or $.77 per diluted share, in the second quarter of 2011 as compared to net income of $19.3 million, or $.20 per diluted share, in the second quarter of 2010. For the first six months of 2011, we reported net income of $149.3 million, or $1.29 per diluted share, compared to net income of $62.1 million, or $.63 per diluted share, in the first six months of 2010. Our net income for the second quarter and first six months of 2011, as compared to the same periods of 2010, is higher principally due to higher income from operations resulting principally from higher average selling prices and production volumes in 2011. In addition, our results of operations in 2010 include a first quarter non-cash income tax benefit of $35.2 million ($.36 per diluted share) related to a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany.

In May 2011, we implemented a 2-for-1 split of our common stock effected in the form of a stock dividend. All per share amounts disclosed herein have been adjusted to reflect the stock split.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

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

Results of operations

Quarter ended June 30, 2010 compared to the

Quarter ended June 30, 2011 -

	Three months ended June 30,
	2010		2011
	(Dollars in millions)
Net sales	$380.1	100%	$537.5	100%
Cost of sales	294.9	78	340.5	63

Gross margin	85.2	22	197.0	37
Other operating income and expense, net	46.4	12	52.8	10

Income from operations	$38.8	10%	$144.2	27%

				% Change
TiO2 operating statistics:
Sales volumes*	148		146	(1)%
Production volumes*	134		142	6%
Percent change in net sales:
TiO2 product pricing				39%
TiO2 sales volumes				(1)
TiO2 product mix				(6)
Changes in currency exchange rates				9

Total				41%

*	Thousands of metric tons

Current industry conditions – Throughout 2010 and continuing into 2011, global customer demand for our TiO2 products continued to strengthen, and our production facilities operated at near full practical capacity rates. We believe inventories throughout the TiO2 industry remain at very low levels despite efforts of major TiO2 producers to operate their facilities at near full capacity. As a result, we increased TiO2 selling prices throughout 2010 and the first six months of 2011 that resulted in increased profitability and cash flows. Even with our increased profitability, we believe profit margins are not currently at a level which reasonably justifies greenfield or other major expansions of TiO2 capacity. Provided global demand for TiO2 products remains strong, we expect the overall level of worldwide TiO2 inventories to remain low for several years due to the constraints of adding significant new production capacity, especially for premium grades of TiO2 products through the chloride process. Given these current dynamics in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we anticipate further implementation of TiO2 selling price increases. Overall, based on positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net sales – Net sales in the second quarter of 2011 increased 41%, or $157.4 million, compared to the second quarter of 2010 primarily due to a 39% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices for the remainder of 2011 to continue to be significantly higher than the comparable periods in 2010.

While the amount of inventory available for shipment in the second quarter of 2011 increased due to higher production volumes and global demand for our TiO2 products continues to be strong, our sales volumes were 1% lower than the second quarter of 2010 due primarily to the scheduling of available products for shipment. We expect overall demand will continue to remain high for the remainder of the year.

In addition to the factors discussed above, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $33 million, or 9%, as compared to the second quarter of 2010, while relative changes in mix of our various grades of our products sold decreased our net sales by approximately $23 million, or 6%.

Cost of sales – Cost of sales increased $45.6 million or 15% in the second quarter of 2011 compared to 2010 due to the net impact of a 6% increase in TiO2 production volumes, higher raw material costs of $18.1 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $4.0 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 63% in the second quarter of 2011 compared to 78% in the second quarter of 2010 primarily due to the effect of higher selling prices and the benefit of higher production volumes in the second quarter of 2011. Our production volumes in the second quarter of 2011 were a new quarterly record for us.

Income from operations – Income from operations increased by $105.4 million from $38.8 million in the second quarter of 2010 to $144.2 million in the second quarter of 2011. Income from operations as a percentage of net sales increased to 27% in the first quarter of 2011 from 10% in the same period for 2010. This increase was driven by the improvement in gross margin, which increased to 37% for the second quarter of 2011 compared to 22% for the second quarter of 2010. Our gross margin has increased primarily because of the effect of higher selling prices and the benefit of higher production volumes, both of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Additionally, changes in currency exchange rates have positively affected our gross margin and income from operations. We estimate that changes in currency exchange rates increased income from operations by approximately $6 million in the second quarter of 2011 as compared to the same period in 2010.

Other non-operating income (expense) – Interest expense decreased $1.2 million from $9.7 million in the second quarter of 2010 to $8.5 million in the second quarter of 2011 due to the net effects of the prepayment of a portion of the 6.5% Senior Secured Notes in the first quarter of 2011, and changes in currency exchange rates. See Note 7 to our Condensed Consolidated Financial Statements. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision – Our income tax provision was $48.4 million in the second quarter of 2011 compared to an income tax provision of $9.8 million in the same period last year. This increase in provision for income taxes was primarily due to improved income from operations in the second quarter of 2011 compared to the second quarter of 2010. See Note 8 to our Condensed Consolidated Financial Statements.

We have substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010). At June 30, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses at our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Six months ended June 30, 2010 compared to the

Six months ended June 30, 2011 -

	Six months ended June 30,
	2010		2011
	(Dollars in millions)
Net sales	$699.8	100%	$957.9	100%
Cost of sales	554.1	79	614.5	64

Gross margin	145.7	21	343.4	36
Other operating income and expense, net	85.2	12	96.8	10

Income from operations	$60.5	9%	$246.6	26%

				% Change
TiO2 operating statistics:
Sales volumes*	270		271	—%
Production volumes*	258		275	7%
Percent change in net sales:
TiO2 product pricing				36%
TiO2 sales volumes				—
TiO2 product mix				(3)
Changes in currency exchange rates				4

Total				37%

*	Thousands of metric tons

Net sales – Net sales in the six months ended June 30, 2011 increased 37%, or $258.1 million, compared to the six months ended June 30, 2010 primarily due to a 36% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

While the amount of inventory available for shipment in the first six months of 2011 increased due to higher production volumes and global demand for our TiO2 products continues to be strong, our sales volumes in the first six months of 2011 were less than 1% higher than the first six months of 2010 due primarily to the scheduling of available products for shipment. We expect overall demand will continue to remain high for the remainder of the year. Our TiO2 sales volumes in the first half of 2011 were a new first half record for us.

In addition to the factors discussed above, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $28 million, or 4%, as compared to the first six months of 2010, while relative changes in mix of our various grades of our products sold decreased our net sales by approximately $21 million, or 3%.

Cost of sales – Cost of sales increased $60.4 million or 11% in the six months ended June 30, 2011 compared to this same period in 2010 due to the net impact of a 7% increase in TiO2 production volumes, higher raw material costs of $30.5 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $7.7 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 64% in the first six months of 2011 compared to 79% in the same period in 2010 primarily due to the effects of higher selling prices and the benefit of higher production volumes in 2011. Our TiO2 production volumes in the first half of 2011 were a new first half record for us.

Income from operations – Income from operations increased by $186.1 million from $60.5 million in the first six months of 2010 to $246.6 million in the first six months of 2011. Income from operations as a percentage of net sales increased to 26% in the first six months of 2011 from 9% in the same period for 2010. This increase was driven by the improvement in gross margin, which increased to 36% for the first six months of 2011 compared to 21% for the same period in 2010. Our gross margin has increased primarily because of the effects of higher selling prices and the benefit of higher production volumes, both of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations. We estimate that changes in currency exchange rates decreased income from operations by approximately $3 million in the first six months of 2011 as compared to the same period in 2010.

Other non-operating income (expense) – In March 2011, we redeemed euro 80 million of our 6.5% Senior Secured Notes and borrowed under our European revolving credit facility in order to fund the redemption. As a result, we recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011 consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. See Note 7 to our Condensed Consolidated Financial Statements. The average rate on our outstanding borrowings under our European revolving credit facility was 2.82% at June 30, 2011.

Interest expense decreased $2.0 million from $20.1 million in the six months ended June 30, 2010 to $18.1 million in the six months ended June 30, 2011 due to the net effects of the prepayment of a portion of the 6.5% Senior

Secured Notes in the first quarter of 2011, and changes in currency exchange rates. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision – Our income tax provision was $79.3 million in the first six months of 2011 compared to an income tax benefit of $21.7 million in the same period last year. This increase in provision for income taxes was primarily due to improved income from operations in the first six months of 2011 compared to the same period in 2010. In addition, our income tax benefit in 2010 includes a first quarter income tax benefit of $35.2 million related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards. See Note 8 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates Three months ended June 30, 2010 vs June 30, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2010 vs 2011
	2010	2011	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$33	$33
Income from operations	(3)	1	4	2	6

Impact of changes in currency exchange rates Six months ended June 30, 2010 vs June 30, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2010 vs 2011
	2010	2011	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$28	$28
Income from operations	(1)	2	3	(6)	(3)

Outlook

During the first six months of 2011 we operated our production facilities at near full practical capacity levels, consistent with our operating rates throughout 2010. We currently expect to continue to operate our facilities at near full practical capacity levels throughout the remainder of 2011. While we will continue to work on debottlenecking projects in 2011 to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity and as a result our overall production volumes in 2011 will not be increased significantly as compared to 2010.

The overall strong demand for TiO2 we experienced in the first six months of 2011 is expected to continue through the remainder of the year and inventory levels throughout the TiO2 industry are expected to remain at very low levels. As a result, in 2011 we expect our sales volumes of TiO2 to be marginally lower than our production volume. Given our expectations for the level of our increased production capacity in 2011 discussed above, we similarly expect our sales volumes in 2011 will not increase significantly as compared to 2010.

We implemented significant increases in TiO2 selling prices throughout 2010 and the first six months of 2011. Our average TiO2 selling prices were 39% higher in the second quarter of 2011 as compared to the second quarter of 2010, and our average selling prices at the end of the second quarter of 2011 were 10% higher as compared to the end of the first quarter of 2011 and 20% higher as compared to the end of 2010. As a result, and based on expected continuation of strong demand levels and increases in our manufacturing costs discussed below, we anticipate our average selling prices will continue to increase significantly during the remainder of 2011.

During 2011, we expect to see significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke, energy and freight costs which are being driven in part by escalating worldwide fuel prices. Overall, we currently expect our per metric ton cost of TiO2 we produce will increase approximately 10% to 15% in 2011 as compared to 2010. Given that the current conditions for the TiO2 industry discussed above are not expected to change over the year, we believe we should be able to recoup such higher costs through additional selling price increases.

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

Our cash provided by operating activities was $80.2 million in the first six months of 2011 compared to $3.4 million of cash used in the first six months of 2010. This $83.6 million increase in the amount of cash provided was primarily due to the net effects of the following items:

•	Higher income from operations in 2011 of $186.1 million;

•	Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $71.5 million;

•	Higher net cash paid for income taxes in 2011 of $33.7 million due to our improved earnings; and

•

Higher cash paid for interest in 2011 of $2.8 million, primarily due to the $2.5 million call premium associated with the redemption of euro 80 million of our 6.5% Senior Secured Notes, as well as the interest on the Senior Notes paid at redemption.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•

Our average days sales outstanding (“DSO”) increased from December 31, 2010 to June 30, 2011 primarily due to higher sales resulting from increases in our average selling prices implemented during the first six months of 2011;

•	Our average days sales in inventory (“DSI”) decreased from December 31, 2010 to June 30, 2011.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2009	June 30, 2010	December 31, 2010	June 30, 2011
DSO	56 days	59 days	55 days	60 days
DSI	58 days	49 days	52 days	49 days

Investing activities

Our capital expenditures of $15.4 million and $24.6 million in the six months ended June 30, 2010 and 2011, respectively, were primarily for improvements and upgrades to existing facilities.

During the six months ended June 30, 2011, we:

•	loaned a net $7.1 million related to our unsecured revolving demand promissory note with Valhi; and

•	purchased a net $122.5 million in marketable securities.

Financing activities

During the six months ended June 30, 2011, we:

•	redeemed euro 80 million of our euro 400 million 6.5% Senior Secured Notes at 102.17% of the face value for an aggregate of $115.7 million, including a $2.5 million call premium on March 24, 2011;

•

borrowed euro 80 million ($113.3 million when borrowed) under our European credit facility in order to fund the euro 80 million redemption of our Senior Secured Notes, and subsequently repaid euro 45 million ($65.1 million when repaid); and

•

paid quarterly dividends to stockholders aggregating $.275 per share ($.125 per share in the first quarter and $.15 per share in the second quarter), or an aggregate of $31.9 million, and in the first quarter of 2011 we paid a special dividend to stockholders of $.50 per share, or an aggregate of $57.9 million.

Outstanding debt obligations

At June 30, 2011, our consolidated debt was comprised of:

•	euro 320 million principal amount of our 6.5% Senior Secured Notes ($455.8 million) due in 2013;

•	euro 35 million ($49.9 million) under our European revolving credit facility which matures in October 2013; and

•	approximately $6.0 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at June 30, 2011. See Note 7 to our Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. None of our subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes. The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments. At June 30, 2011, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was approximately $140.5 million.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is cash flows from operating activities which is generally used to (i) fund working capital expenditures, (ii) repay any short-term indebtedness incurred for working capital purposes and (iii) provide for the payment of dividends. From time-

to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. We will also from time-to-time sell assets outside the ordinary course of business and use the proceeds to (i) repay existing indebtedness, (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

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

At June 30, 2011, we had aggregate cash, cash equivalents and restricted cash on hand of $74.0 million and short-term investments in marketable securities of $79.6 million. Of such $153.6 million aggregate cash, cash equivalents, restricted cash and short-term marketable securities, $21.7 million was held by our non-U.S. subsidiaries. At June 30, 2011, unused credit available under our European credit facility was approximately $64.2 million. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2012) and our long-term obligations (defined as the five-year period ending June 30, 2016, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $70 million in capital expenditures for major improvements and upgrades to our existing facilities during 2011, including the $24.6 million we have spent through June 30, 2011.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Commitments and contingencies

See Notes 8 and 11 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

See Note 13 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. Except as disclosed below, there have been no material changes in these market risks since we filed our 2010 Annual Report, and refer you to Part I, Item 7A.– “Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report. See also Note 12 to our Condensed Consolidated Financial Statements.

Marketable security prices

As of December 31, 2010 and June 30, 2011, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities. The aggregate market value of these equity securities was $49.7 million at December 31, 2010 and $186.0 million at June 30, 2011. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $5.0 million at December 31, 2010 and $18.6 million at June 30, 2011. See Note 2 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2011.

Internal control over financial reporting

We also maintain internal control over financial reporting. The term

“internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11 of the Condensed Consolidated Financial Statements, our 2010 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 for descriptions of certain legal proceedings.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2010 Annual report. There have been no material changes to such risk factors during the six months ended June  30, 2011.

Item 6. Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: August 2, 2011	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2011	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)