Form 10-K
period 2011-12-31
KRONOS WORLDWIDE INC
filed 2012-03-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:

For the fiscal year ended December 31, 2011

Commission file number 1-31763

KRONOS WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	76-0294959
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2697

(Address of principal executive offices)

(972) 233-1700

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock ($.01 par value)	New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act.

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 21.7 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2011 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $682.0 million.

As of February 29, 2012, 115,902,098 shares of the Registrant’s common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products

•	The extent of the dependence of certain of our businesses on certain market sectors

•	The cyclicality of our business

•	Customer inventory levels

•	Changes in raw material and other operating costs (such as energy and ore costs)

•	Changes in the availability of raw materials (such as ore)

•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)

•	Competitive products and substitute products

•	Customer and competitor strategies

•	Potential consolidation of our competitors

•	The impact of pricing and production decisions

•	Competitive technology positions

•	The introduction of trade barriers

•	Possible disruption of our business, or increases in our cost of doing business, resulting from terrorist activities or global conflicts

•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)

•	Our ability to renew or refinance credit facilities

•	Our ability to maintain sufficient liquidity

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters

•	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria

•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)

•	Government laws and regulations and possible changes therein

•	The ultimate resolution of pending litigation (such as the matter described in Note 15 to our Consolidated Financial Statements)

•	Possible future litigation.

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

General

Kronos Worldwide, Inc. (NYSE: KRO) (Kronos), a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. We, along with our distributors and agents, sell and provide technical services for our products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America. We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3.3% since 1990. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2. We believe that North America and Western Europe currently account for approximately 16% and 22% of global TiO2 consumption, respectively. Markets for TiO2 are increasing in South America, Eastern Europe, the Far East and China and we believe these are significant markets that will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has modestly increased primarily due to debottlenecking existing production facilities. However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues. Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories. As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase throughout 2010 and 2011. Further increases in TiO2 selling prices are expected to be implemented in 2012.

At December 31, 2011, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 30% was owned by NL Industries, Inc. (NYSE: NL). Valhi also owns approximately 83% of NL Industries’ outstanding common stock. Contran Corporation and its subsidiaries held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran Corporation’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is trustee), or is held by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control all of these companies.

Products and End-use Markets

We, including our predecessors, have produced and marketed TiO2 in North America and Europe, our primary markets, for over 90 years. We believe that we are the largest producer of TiO2 in Europe with approximately one-half of our sales volumes attributable to markets in Europe. The table below shows our market share for our significant markets, Europe and North America, for the last three years. Market share data prior to 2011 has been restated to include China, India and certain other smaller global markets.

	000000000	000000000	000000000
	2009	2010	2011
Europe	18%	19%	19%
North America	17%	18%	17%

We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 10% share of worldwide TiO2 sales volume in 2011. Overall, we are the world’s third-largest producer of TiO2.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a powder or slurry form via rail, truck or ocean carrier. Sales of our core TiO2 pigments represented approximately 92% of our net sales in 2011. We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate sales volume by geographic region and end use for the year ended December 31, 2011:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End-use
Europe	53%	Coatings	53%
North America	32%	Plastics	35%
Asia Pacific	10%	Other	8%
Rest of World	5%	Paper	4%

Some of the principal applications for our products include the following:

TiO2 for Coatings—Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. In general, the higher the opacity requirement of the coating, the greater is its TiO2 content.

TiO2 for Plastics—We produce TiO2 pigments that improve the optical and physical properties in plastics, including whiteness and opacity. TiO2 is used to provide opacity in items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding. TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages. TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color. TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market. In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films.

TiO2 for Paper—Our TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability. Although we sell our TiO2 to all segments of the paper end-use market, our primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure. The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns. Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard. TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for Other Applications—We produce TiO2 to improve the opacity and hiding power of printing inks. TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures. Our TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent. In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance. Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 8% of our net sales in 2011:

•

We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. We commenced production from our second mine in 2009. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. We believe that we have a significant competitive advantage because our mines supply our feedstock requirements for all of our European sulfate-process plants. We also sell ilmenite ore to third-parties, some of whom are our competitors. The mines have estimated ilmenite reserves that are expected to last at least 50 years.

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

Manufacturing, Operations and Properties

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of TiO2 supply tightness. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and in 2011, chloride process production facilities represented approximately 55% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

•

Chloride Process—The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. This process has also gained market share over the sulfate process because of the relatively lower upfront capital investment in plant and equipment required. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process. The chloride process produces an intermediate base pigment with a wide range of properties.

•

Sulfate Process—The Sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron) the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

We produced 550,000 metric tons of TiO2 in 2011, up from the 524,000 metric tons we produced in 2010. Our TiO2 production in 2011 was a new record for us. Such production amounts include our 50% interest in the TiO2 manufacturing joint venture discussed below in “TiO2 Manufacturing Joint Venture.” Our average production capacity utilization rates were approximately 76% in 2009, near full capacity in 2010 and at full capacity in 2011. In late 2008, and as a result of the sharp decline in global demand, we experienced a build up in our inventory levels. In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009. Consequently, our average production capacity utilization rates were approximately 58% during the first half of 2009 as compared to 94% during the second half of 2009.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Our production capacity in 2011 was 550,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of our expected 2012 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	39%	26%

Nordenham, Germany	TiO2 production, sulfate process, co-products	—	40

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	—

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	21

Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	13

Lake Charles, LA, US (3)	TiO2 production, chloride process	19	—

Total		100%	100%

(1)

The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long-term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years.
(3)

We operate this facility in a 50/50 joint venture with Tioxide Americas Inc., a subsidiary of Huntsman Corporation and the amount indicated in the table above represents our share of the TiO2 produced by the joint venture. See Note 5 to our Consolidated Financial Statements and “TiO2 Manufacturing Joint Venture.”

We own the land underlying all of our principle production facilities unless otherwise indicated in the table above.

Our production capacity has increased by approximately 20% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that our annual attainable production capacity for 2012 is approximately 550,000 metric tons and we currently expect we will operate at near full production capacity for the year.

We also operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. In addition, we operate a rutile slurry manufacturing plant in Lake Charles, Louisiana, which converts dry pigment manufactured at the Lake Charles TiO2 facility for us into a slurry form that is then shipped to customers.

We have various corporate and administrative offices located in the U.S., Germany, Norway, Canada and Belgium and various sales offices located in the U.S., Canada, Belgium, France, the Netherlands and the United Kingdom.

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

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Exxaro TSA Sands (PTY) LTD under a supply contract that expires in December 2012. We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015. We purchase natural rutile ore primarily from Iluka Resources, Limited under contracts that expire in 2012. In the past we have been, and we expect that we will continue to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2011. We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014. We expect the raw materials purchased under these contracts to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers.

The following table summarizes our raw materials purchased or mined in 2011.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	486

Sulfate process plants:
Ilmenite ore mined and used internally	326
Purchased slag	25

Sales and Marketing

Our marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts. Because TiO2 represents a significant raw material cost for our customers, the purchasing decisions are often made by our customers’ senior management. We work to maintain close relationships with the key decision makers, through in-depth frequent in-person meetings. We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organization using our direct sales force and technical service group to accomplish this objective. We believe this has helped build customer loyalty to Kronos and strengthened our competitive position. Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses. Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices. This focus includes continuously reviewing and optimizing our customer and product portfolios.

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

We sell to a diverse customer base and no single customer made up more than 10% of our sales for 2011. Our largest ten customers accounted for approximately 30% of sales in 2011.

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

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2011, we had an estimated 10% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH. The top five TiO2 producers account for approximately 59% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2011:

Worldwide Production Capacity - 2011
DuPont	20%
Cristal	12%
Kronos	10%
Huntsman	9%
Tronox	8%
Other	41%

DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor. Tronox filed for Chapter 11 bankruptcy protection in January 2009 and continued to operate as a debtor-in-possession until February 2011, at which time it emerged from Chapter 11. During 2011, Tronox agreed to participate in certain transactions that, if approved, would give Exxaro Mineral Sands, a major producer of titanium ore feedstock, an ownership interest in Tronox. There can be no assurance that such transactions involving Tronox would be approved and completed.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shut down of TiO2 plants in France, the United States, the United Kingdom and China. In addition, in May 2011, Dupont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity in the next three years. Although overall industry demand is expected to be higher in 2012 as compared to 2011 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects. If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or expand existing capacity. In addition, we believe the suppliers of titanium-containing feedstock do not currently have the ability to supply the raw materials that would be required to operate any such new TiO2 production capacity until they have invested in additional infrastructure required to expand their own production capacity, which we believe will take a few years to complete. We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and Development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications. Our expenditures for these activities were approximately $12 million in 2009, $13 million in 2010 and $20 million in 2011. We expect to spend approximately $22 million on research and development in 2012.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since 2006, we have added five new grades for plastics and coatings.

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

Patents—We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products. Our patent strategy is important to us and our continuing business activities. In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe. U.S. Patents are generally in effect for 20 years from the date of filing. Our U.S. patent portfolio includes patents having remaining terms ranging from one year to 20 years.

Trademarks and Trade Secrets—Our trademarks, including Kronos®, are covered by issued and/or pending registrations, including in Canada and the United States. We protect the trademarks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks. We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures. We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees

As of December 31, 2011, we employed the following number of people:

Europe	1,985
Canada	440
United States (1)	45

Total	2,470

(1)	Excludes employees of our Louisiana joint venture.

Certain employees at each of our production facilities are organized by labor unions. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. In Canada, our union employees are covered by a collective bargaining agreement that expires in 2013.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date. Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central data base. REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe. Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase our production costs. We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU. We spent $.7 million in 2009, $2.6 million in 2010 and $.4 million in 2011 on REACH compliance and we do not anticipate that future compliance costs will be material to us.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $30.2 million in 2011 and are currently expected to be approximately $26 million in 2012.

Website and other available information

Our fiscal year ends December 31. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on our website at www.kronosww.com. These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission, or SEC. Additional information regarding us, including our Audit Committee charter, Code of Business Conduct and Ethics and our Corporate Governance Guidelines, can also be found at this website. Information contained on our website is not part of this report. We will also provide free copies of such documents upon written request. Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Approximately 92% of our revenues are attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand. Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability. In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases. Our ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, our profitability may become even more dependent upon the selling prices of our products.

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

The global market in which we operate our business is concentrated with the top five TiO2 producers accounting for 59% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels. We expect our feedstock ore costs will be significantly higher in 2012 as compared to 2011. In addition, we may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2016, most of which we may be able to renew. We may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $2.6 billion at December 31, 2011. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $87 million at December 31, 2011. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt. As of December 31, 2011, our total consolidated debt was approximately $365.1 million, which relates primarily to our senior secured notes. Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $819.9 million in 2012. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 29, 2012, there were approximately 2,800 holders of record of our common stock. The following table sets forth the high and low closing per share sales price for our common stock for the periods indicated according to Bloomberg and dividends paid during such periods. On February 29, 2012 the closing price of our common stock was $23.37.

	High	Low	Cash Dividends Paid
Year ended December 31, 2010

First Quarter	$8.60	$6.78	$—
Second Quarter	10.13	7.33	—
Third Quarter	19.92	9.08	—
Fourth Quarter	22.39	18.08	.125

Year ended December 31, 2011

First Quarter	$29.50	$20.41	$.625
Second Quarter	31.47	24.76	.15
Third Quarter	33.92	16.08	.15
Fourth Quarter	23.16	15.13	.15

January 1, 2012 through February 29, 2012	$24.58	$18.77	—

Prior to 2009, we paid a regular quarterly dividend to stockholders of $.125 per share. In February 2009, our board of directors decided to suspend our quarterly dividend after considering the challenges and uncertainties that existed in the TiO2 industry at the time. In October 2010, our board of directors determined to resume our regular quarterly dividend. In determining to resume the dividend, the board considered our results of operations, financial condition, cash requirements for our business, the current long-term outlook for our business and other factors deemed relevant by the board. Cash dividends in the first quarter of 2011 include a $.50 per share special dividend. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon such factors. There are currently no restrictions on our ability to pay dividends. In February 2012, our board of directors declared the first quarter 2012 regular quarterly dividend of $.15 per share, payable on March 22, 2012 to stockholders of record as of March 8, 2012.

In December 2010 our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. To date, we have not made any repurchases under the plan and all 2.0 million shares are available for repurchase. See Note 13 to our Consolidated Financial Statements.

In November 2010, we completed a secondary public offering of 8.97 million shares of our common stock in an underwritten offering for net proceeds of $337.6 million. See Note 13 to our Consolidated Financial Statements.

In May 2011, we amended our certificate of incorporation to increase the authorized number of shares of our common stock from 60 million to 240 million. Also in May 2011, we implemented a 2-for-1 split of our common stock effected in the form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock discussed in the preceding sentence, we have adjusted all share and per-share disclosures for all periods presented in our condensed consolidated financial statements, and the high and low stock prices and quarterly dividends in the table above, to give effect to the stock split.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P Composite 500 Stock Index and the S&P 500 Diversified Chemicals Index. The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2006 and reinvestment of cash dividends and other distributions to stockholders.

	2006	2007	2008	2009	2010	2011
Kronos common stock	$100	$56	$40	$56	$147	$130
S&P 500 Composite Stock Index	100	105	66	84	97	99
S&P 500 Diversified Chemicals Index	100	99	52	83	118	110

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards. As of December 31, 2011 there were no options outstanding to purchase shares of our common stock and approximately 115,500 shares were available for future grant or issuance.

In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. The new plan is subject to shareholders’ approval at our May 2012 shareholder meeting. See Note 13 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2007	2008	2009	2010	2011
	(In millions, except per share data and TiO2 operating statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$1,310.3	$1,316.9	$1,142.0	$1,449.7	$1,943.3
Gross margin	251.4	220.6	130.3	345.3	748.4
Income (loss) from operations	84.9	47.2	(15.7)	178.4	546.5
Net income (loss)	(66.7)	9.0	(34.7)	130.6	321.0
Net income (loss) per share (1), (2)	(.68)	.09	(.35)	1.29	2.77
Cash dividends per share (2)	.50	.50	—	.125	1.075

BALANCE SHEET DATA (at year end):
Total assets	$1,455.0	$1,358.7	$1,325.0	$1,707.6	$1,823.9
Notes payable and long-term debt including current maturities	606.2	638.5	613.2	539.6	365.1
Common stockholders’ equity (1)	411.0	317.9	312.5	761.2	924.3

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$90.0	$2.7	$86.3	$126.0	$295.6
Investing activities	(47.4)	(68.1)	(23.7)	(145.8)	(218.1)
Financing activities (1)	(39.8)	10.3	(49.8)	295.1	(299.6)

TiO2 OPERATING STATISTICS:
Sales volume (3)	519	478	445	528	503
Production volume (3)	512	514	402	524	550
Production capacity at beginning of year (3)	525	532	532	532	532
Production rate as a percentage of capacity	98%	97%	76%	99%	103%

(1)	In November, 2010, we completed a secondary public offering of 8.97 million shares of our common stock in an underwritten offering for net proceeds of $337.6 million. Net income per share for 2010 reflects the impact of the issuance of the 8.97 million shares of common stock in November 2010. See Note 13 to our Consolidated Financial Statements.

(2)	In May 2011, we implemented a 2-for-1 stock split of our common stock effected in the form of a stock dividend. All per share disclosures above reflect this stock split. Cash dividends in 2011 include a $.50 per share special dividend paid to stockholders in the first quarter of 2011. See Note 13 to our Consolidated Financial Statements.
(3)	Metric tons in thousands

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2. TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. During 2011, approximately one-half of our sales volumes were sold into European markets. We believe we are the largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes in 2011. In addition, we estimate we have a 17% share of North American TiO2 sales volumes in 2011. Our production facilities are located throughout Europe and North America.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are influenced in part by their expectation for future changes in market TiO2 selling prices as well as their expectation for future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products with price and availability being the most significant competitive factors along with quality and customer service.

The factors having the most impact on our reported operating results are:

•	Our TiO2 sales and production volumes,

•	TiO2 selling prices,

•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar) and

•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices and our level of TiO2 sales and production volumes. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

In addition, our effective income tax rate in each of 2009, 2010 and 2011 has been impacted by certain favorable and unfavorable developments discussed below.

Executive Summary

We reported net income of $321.0 million, or $2.77 per share for 2011, compared to net income of $130.6 million, or $1.29 per share for 2010. Our earnings per share increased from 2010 to 2011 primarily due to the net effects of (i) higher income from operations in 2011 resulting principally from higher average selling prices and higher production volumes in 2011, and (ii) a non-cash deferred income tax benefit recognized in the first quarter of 2010.

We reported net income of $130.6 million, or $1.29 per share in 2010, compared to a net loss of $34.7 million, or $.35 per share in 2009. Our earnings per share increased from 2009 to 2010 primarily due to (i) higher income from operations in 2010 resulting principally from higher sales and production volumes and higher selling prices, and (ii) a non-cash deferred income tax benefit recognized in the first quarter of 2010.

Net income in 2011 includes an income tax provision of $17.2 million for U.S. incremental income taxes ($.15 per share) on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the redemption and repurchases of our Senior Secured Notes.

Net income in 2010 includes a $35.2 million first quarter non-cash income tax benefit ($.36 per share) related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Net income in 2009 includes a $4.7 million non-cash income tax benefit ($.05 per share) related to a net decrease in our reserve for uncertain tax positions.

In May 2011, we implemented a 2-for-1 split of our common stock effected in the form of a stock dividend. All per share amounts disclosed herein have been adjusted to reflect the stock split.

Critical accounting policies and estimates

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, including those related to the recoverability of long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Long-lived assets—We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements of Accounting Standard Codification, or ASC, Topic 360-10-35 Property, Plant and Equipment and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present. We did not evaluate any long-lived assets for impairment during 2011 because no such impairment indicators were present.

•

Benefit Plans—We maintain various defined benefit pension plans and postretirement benefits other than pensions, or OPEB, plans. The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

•

Income taxes—We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $799 million for German corporate purposes and $188 million for German trade tax purposes at December 31, 2011). At December 31, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our tax positions will not prevail with the applicable tax authorities. It is possible that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.

In addition, we evaluate at the end of each reporting period as to whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are permanently reinvested (as that term is defined in GAAP). While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were to be distributed to the U.S.

•

Contingencies—We record accruals for legal and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable and the amounts can be reasonably estimated. However, new information may become available or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investments and long-lived assets, defined benefit pension plans and loss accruals. In addition, net income is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2011 to 2010 Results of Operations

	Year ended December 31,
	2010		2011
	(Dollars in millions)
Net sales	$1,449.7	100%	$1,943.3	100%
Cost of sales	1,104.4	76	1,194.9	61

Gross margin	345.3	24	748.4	39
Other operating income and expenses, net	166.9	12	201.9	11

Income from operations	$178.4	12%	$546.5	28%

				% Change
TiO2 operating statistics:
Sales volumes*	528		503	(5)%
Production volumes*	524		550	5%
Percentage change in net sales:
TiO2 product pricing				40%
TiO2 sales volumes				(5)
TiO2 product mix				(6)
Changes in currency exchange rates				5

Total				34%

*	Thousands of metric tons

Industry conditions and 2011 overview – In 2011 our production facilities operated at full capacity rates and we increased TiO2 selling prices throughout 2010 and 2011, resulting in increased profitability and cash flows. Global customer demand for our TiO2 products also remained strong in 2011. Nevertheless, we experienced a softening of demand in the fourth quarter as a result of customer destocking, and our sales volumes in 2011 were lower as compared to 2010, with most of the lower volumes occurring in the fourth quarter. We anticipate that customer demand will rebound from the softness experienced in the fourth quarter, and that we will be able to implement further TiO2 selling price increases.

We experienced increased costs for our raw materials such as ore and petroleum coke in 2011. We expect further increases in raw material costs in 2012.

Overall, based on positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to increase in 2012 and the foreseeable future.

Net sales—Net sales increased 34% or $493.6 million in 2011 compared to 2010, primarily due to a 40% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices in 2012 to be higher than in 2011.

While the amount of inventory available for shipment in 2011 increased due to higher production volumes during the year, our sales volumes were 5% lower than in 2010 as a result of soft demand in the fourth quarter of 2011 due to customer destocking.

In addition to the factors discussed above, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $70 million, or 5%, as compared to 2010, while relative changes in mix of the various grades of our products sold decreased our net sales by approximately $87 million, or 6%.

Cost of sales—Cost of sales increased $90.5 million or 8% in 2011 compared to 2010 due to the net impact of a 5% increase in TiO2 production volumes, higher raw material costs of $75.1 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $15.0 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Overall, our per metric ton cost of TiO2 we produced increased approximately 10% as compared to 2010. Cost of sales as a percentage of net sales decreased to 61% in 2011 compared to 76% in 2010 primarily due to the effects of higher selling prices and the benefit of higher production volumes in 2011. Our TiO2 production volumes in 2011 established a new record for us for an annual production period. We currently expect our feedstock ore and our other raw material costs to increase in 2012, including significant increases in our feedstock ore costs.

Income from operations—Income from operations increased by $368.1 million from $178.4 million in 2010 to $546.5 million in 2011. Income from operations as a percentage of net sales increased to 28% in 2011 from 12% in 2010. This increase is driven by the improvement in gross margin, which increased to 39% in 2011 compared to 24% in 2010. Our gross margin increased primarily because of the effect of higher selling prices which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Changes in currency exchange rates had a minimal effect on our income from operations in 2011 as compared to 2010.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 10% and 12% for 2011 and 2010 respectively.

Other non-operating income (expense)—In March 2011, we redeemed €80 million principal amount of our 6.5% Senior Secured Notes. In the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate €40.8 million principal amount of our 6.5% Notes. We recognized a net $3.1 million pre-tax interest charge related to the redemption and open market purchases of the 6.5% Notes, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and purchased Notes.

Interest expense decreased $6.1 million from $38.8 million in 2010 to $32.7 million in 2011 due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes as discussed above, and changes in currency exchange rates. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision—Our income tax provision was $196.1 million in 2011 compared to $9.7 million in 2010. This increase is primarily due to our increased earnings. See Note 10 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision. Some of the more significant items impacting this reconciliation are summarized below.

•

Our income tax provision in 2011 includes $17.2 million for U.S. incremental income taxes on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the redemption and repurchases of our Senior Secured Notes.

•

Our income tax provision in 2010 includes a $35.2 million non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Comparison of 2010 to 2009 Results of Operations

	Year ended December 31,
	2009		2010
	(Dollars in millions)
Net sales	$1,142.0	100%	$1,449.7	100%
Cost of sales	1,011.7	89	1,104.4	76

Gross margin	130.3	11	345.3	24
Other operating income and expenses, net	146.0	13	166.9	12

Income (loss) from operations	$(15.7)	(2)%	$178.4	12%

				% Change
TiO2 operating statistics:
Sales volumes*	445		528	19%
Production volumes*	402		524	30%

Percent change in net sales:
TiO2 product pricing				11%
TiO2 sales volumes				19
TiO2 product mix				—
Changes in currency exchange rates				(3)

Total				27%

*	Thousands of metric tons

Net sales—Our net sales increased 27% or $307.7 million in 2010 compared to 2009, primarily due to a 19% increase in sales volumes and an 11% increase in average selling prices. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $36 million, or 3%, as compared to the same period in 2009. Record sales volumes in 2010 increased 19% as compared to 2009 due to higher demand across all market segments resulting from the improvement in current economic conditions.

Cost of sales—Cost of sales increased $92.7 million or 9% in 2010 compared to 2009 due to the net impact of a 30% increase in TiO2 production volumes to 524,000 metric tons, a 19% increase in sales volumes, an increase in maintenance costs of $25.2 million, and higher raw material costs of $4.5 million. In addition, cost of sales for 2010 was negatively impacted by approximately $15 million as a result of higher production costs in 2010 at our ilmenite mines in Norway. Cost of sales as a percentage of net sales decreased to 76% in 2010 compared to 89% in 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level. Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations—Income (loss) from operations increased by $194.1 million from an operating loss of $15.7 million in 2009 to operating income of $178.4 million in 2010. Income (loss) from operations as a percentage of net sales increased to 12% in 2010 from (2)% in 2009. This increase is driven by the improvement in gross margin, which increased to 24% for 2010 compared to 11% for 2009. Our gross margin increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes. However, changes in currency exchange rates negatively affected our gross margin and income (loss) from operations. We estimate that changes in currency exchange rates decreased income (loss) from operations by approximately $27 million in 2010 as compared to 2009.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12% and 13% for 2010 and 2009 respectively.

Interest expense—Interest expense decreased $2.6 million from $41.4 million in 2009 to $38.8 million in 2010 due to decreased average borrowings under our revolving credit facilities. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision (benefit)—Our income tax provision was $9.7 million in 2010 compared to an income tax benefit of $22.2 million in 2009. See Note 10 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision. Some of the more significant items impacting this reconciliation are summarized below.

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

	$0,000	$0,000	$0,000	$0,000	$0,000
Impact of changes in currency exchange rates—2011 vs. 2010
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2010 vs. 2011
	2010	2011	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$70	$70
Income from operations	8	3	(5)	5	—

	$0,000	$0,000	$0,000	$0,000	$0,000
Impact of changes in currency exchange rates—2010 vs. 2009
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2010 vs. 2009
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(36)	$(36)
Income (loss) from operations	10	8	(2)	(25)	(27)

The impact on income from operations in 2011 versus 2010 was minimal. The negative impact on income (loss) from operations in 2010 versus 2009 is due to increased currency transaction losses in 2010 as compared to 2009 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

Outlook

We operated our production facilities at full practical capacity levels during 2011 and our production volumes in 2011 set a new record for us for the second year in a row. While we will continue to work on debottlenecking projects in order to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity. Given the exceptional level of production achieved in 2011, we currently expect to operate our facilities in 2012 at production levels consistent with or slightly lower than 2011.

The overall strong global demand for TiO2 we experienced in 2011 is expected to continue in 2012. As a result, we expect that we will be able to sell the TiO2 we produce in 2012 as well as portions of our finished goods inventory on hand at the end of 2011. Consequently, we expect our sales volumes to increase in 2012 as compared to 2011.

We implemented significant increases in TiO2 selling prices throughout 2011. Our average TiO2 selling prices were 40% higher in 2011 as compared to 2010, and our average prices at the end of 2011 were 11% higher than at the end of the third quarter of 2011 and 47% higher than at the end of 2010. Based on the expected continuation of strong demand levels and increases in our manufacturing costs discussed below, we anticipate our average selling prices will continue to increase throughout 2012, including increases to offset the impact of our expected higher manufacturing costs.

Throughout 2011 we have seen significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. We currently expect this trend to continue in 2012, with continued higher-than-historical increases in feedstock ore, petroleum coke, energy and freight costs. Overall, we currently expect the per metric ton cost of TiO2 we produce will increase approximately 50% to 60% in 2012 as compared to 2011 primarily due to higher feedstock ore costs. Our cost of sales per metric ton of TiO2 sold in 2012 is consequently expected to be significantly higher as compared to 2011, but only after we have sold the TiO2 products on hand at the end of 2011, the cost of which is significantly lower than our expected 2012 production costs. Given the current conditions in the TiO2 industry, if our costs of production exceed our current expectations in 2012 and demand for TiO2 remains strong, we believe we could recoup such higher costs through additional selling price increases.

Overall, we expect income from operations will be higher in 2012 as compared to 2011, as the favorable effect of higher selling prices and sales volumes will more than offset the impact of higher production costs.

Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities provided $295.6 million in 2011 compared to $126.0 million in 2010. This $169.6 million increase was primarily due to the net effects of the following items:

•	higher income from operations in 2011 of $368.1 million,

•	higher net cash used by increases in our inventories, receivables, payables and accruals of $117.4 million in 2011, primarily due to relative changes in our inventory level, as discussed below,

•	higher cash paid for income taxes in 2011 of $80.7 million resulting from our increased profitability,

•	higher net distributions from our TiO2 joint venture in 2011 of $1.4 million due to related changes in their cash requirements and

•

lower cash paid for interest in 2011 of $3.5 million, primarily due to lower average borrowings in 2011 partially offset by the $2.5 million call premium associated with the redemption of €80 million of our 6.5% Senior Secured Notes.

Cash flows from operating activities provided $126.0 million in 2010 compared to $86.3 million in 2009. This $39.7 million increase was primarily due to the net effects of the following items:

•	higher income (loss) from operations in 2010 of $194.1 million,

•	higher cash paid for income taxes in 2010 of $21.3 million resulting from our increased profitability,

•	lower cash paid for interest in 2010 of $3.1 due to lower average borrowings in 2010,

•	higher net cash used by related changes in our inventories, receivables, payables and accruals of $145.7 million in 2010 and

•	lower net distribution from our TiO2 venture in 2010 of $5.3 million due to related changes in their cash requirements.

Changes in working capital are affected by accounts receivable and inventory changes. As shown below:

•	Our average days sales outstanding has been consistent over the past three years as a result of consistent timing of collections on receivable balances and

•

Our average days sales in inventory increased at December 31, 2011 compared to December 31, 2010, as our TiO2 production volumes in 2011 exceeded our sales volumes by approximately 47,000 metric tons due to the exceptional level of our production volumes in 2011 and soft demand in the fourth quarter of 2011.

For comparative purposes, we have provided prior year numbers below.

	December 31, 2009	December 31, 2010	December 31, 2011
Days sales outstanding	56 days	55 days	55 days
Days sales in inventory	58 days	52 days	104 days

Investing activities

Our capital expenditures were $23.7 million in 2009, $37.7 million in 2010 and $68.6 million in 2011. Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities. Our capital expenditures during the past three years include an aggregate of approximately $53.3 million ($30.2 million in 2011) for our ongoing environmental protection and compliance programs.

During 2011, we:

•	loaned a net $74.2 million under our unsecured revolving demand promissory note with Valhi,

•	purchased net $21.8 million in mutual fund marketable securities and

•	purchased $43.2 million in marketable equity securities of related parties, including $3.6 million of purchases in late 2010 which settled in early 2011.

During 2010, we:

•	loaned a net $61.9 million under our revolving demand promissory note with Valhi, and

•	purchased an aggregate of $46.0 million in marketable equity securities of related parties, including $3.6 million of purchases in late 2010 which settled in early 2011.

Our marketable securities are discussed in Note 6 to our Consolidated Financial Statements. All principal on our loan to Valhi, as amended, is due on demand, but in any event no earlier than December 31, 2013. Our loan to Valhi is further discussed in Note 14. It is likely we will loan additional amounts to Valhi during 2012.

Financing activities

During 2011, we:

•

redeemed €80 million principal amount of our €400 million 6.5% Senior Secured Notes at 102.17% of the face value for an aggregate of $115.7 million, including a $2.5 million call premium in March 2011,

•

borrowed €80 million ($113.3 million when borrowed) under our European credit facility in order to fund the €80 million redemption of our Senior Secured Notes and subsequently repaid €80 million ($115.0 million when repaid),

•	repurchased €40.8 million principal amount of our 6.5% Senior Secured Notes in open market transactions for an aggregate of €40.6 million ($57.6 million when repurchased), and

•

paid quarterly dividends to stockholders aggregating $.575 per share ($.125 per share in the first quarter and $.15 per share in each of the second, third and fourth quarters), or an aggregate of $66.7 million, and paid a special dividend to stockholders of $.50 per share, or an aggregate of $57.9 million, in the first quarter.

During 2010, we:

•	sold 17.94 million shares of our common stock in a secondary underwritten public offering for net proceeds of $337.6 million,

•	repaid $16.7 million under our U.S. credit facility, and

•	repaid net €9 million ($8.5 million when borrowed/repaid) under our European credit facility.

During 2009, we:

•	borrowed a net of $3.0 million under our U.S. credit facility;

•	borrowed and repaid $31.5 million under our European credit facility; and

•	made net payments of $19.2 million on our credit facility with our affiliate NL.

In February 2012, our board of directors declared a first quarter 2012 regular quarterly dividend of $.15 per share, payable on March 22, 2012 to stockholders of record as of March 8, 2012.

Outstanding debt obligations and borrowing availability

At December 31, 2011, our consolidated debt comprised:

•	€279.2 million principal amount of our 6.5% Senior Secured Notes ($360.6 million) due in April 2013 and

•	approximately $4.5 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at December 31, 2011. See Note 9 to our Consolidated Financial Statements.

With respect to the €279.2 million principal amount outstanding at December 31, 2011 of our Senior Secured Notes due in April 2013, as noted above we redeemed €80 million principal amount and repurchased in open market transactions €40.8 million principal amount of such Notes during 2011. We may redeem or repurchase additional Senior Secured Notes prior to their maturity date, and we expect any amounts remaining after such possible redemption or repurchase would be refinanced before their maturity date.

In addition to the outstanding indebtedness indicated above, at December 31, 2011 we have our €80 million European Credit Facility, for which no amounts were outstanding and the equivalent of $103.5 million was available for borrowing by our European subsidiaries.

In December 2011, our Canadian subsidiary entered into a Cdn. $10.0 million loan agreement with the Bank of Montreal for the limited purpose of issuing letters of credit. The facility renews annually. Letters of credit are collateralized by restricted deposits at the Bank of Montreal ($5.1 million at December 31, 2011). The facility contains certain restrictive covenants which, among other things, restrict the subsidiary from incurring additional indebtedness in excess of Cdn. $20 million. At December 31, 2011, an aggregate of Cdn. $5.2 million letters of credit were outstanding under this facility. In February 2012, an additional letter of credit was issued under this facility for Cdn. $2.1 million.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. None of our subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes. The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments. At December 31, 2011, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was approximately $256.6 million.

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

At December 31, 2011, we had credit available under our European credit facility of approximately $103.5 million. At December 31, 2011, we could borrow such amount without violating any covenants in such facility. We believe we will be able to comply with the financial covenants contained in such credit facility through its maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2012) and our long-term obligations (defined as the five-year period ending December 31, 2016, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Stock repurchase program

In December 2010 our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions,

including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. To date, we have not made any repurchases under the plan and all 2.0 million shares are available for repurchase. See Note 13 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $74 million to maintain and improve our existing facilities during 2012, including approximately $26 million in the area of environmental compliance, protection and improvement. The majority of our expenditures in 2012 will be to maintain and improve the cost-effectiveness of our manufacturing facilities. Our capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants. Capital spending for 2012 is expected to be funded through cash on hand or borrowing under existing credit facilities.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 15 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2011 we had:

	Held by
	U.S. Entities	Non-U.S. Entities	Total
Cash and cash equivalents	$58.5	$24.0	$82.5
Restricted cash	—	7.3	7.3
Mutual funds	20.9	—	20.9
Noncurrent marketable securities	98.4	—	98.4

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

Recent accounting pronouncements

See Note 17 to our Consolidated Financial Statements.

Debt and Other Contractual Commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 9, 14, 15 and 16 to our Consolidated Financial Statements. The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments. The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2011 by the type and date of payment.

	Payment due date
Contractual commitment	2012	2013/ 2014	2015/ 2016	2017 and after	Total
	(In millions)
Indebtedness(1)	$2.2	$362.2	$.7	$—	$365.1
Interest payments on indebtedness (2)	23.6	7.9	—	—	31.5
Operating leases	12.3	11.4	4.6	17.4	45.7
Long-term supply contracts for the purchase of TiO2 feedstock (3)	690.4	1,049.2	823.5	—	2,563.1
Long-term service and other supply contracts (4)	45.0	32.7	8.6	.9	87.2
Fixed asset acquisitions	12.6	—	—	—	12.6
Estimated tax obligations (5)	33.8	—	—	—	33.8

	$819.9	$1,463.4	$837.4	$18.3	$3,139.0

(1)	A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($360.6 million at December 31, 2011). Such indebtedness is denominated in euro. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the Consolidated Financial Statements.
(2)	The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2011 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements. The pricing under these agreements is generally negotiated quarterly or semi-annually depending on the suppliers. The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the quarterly or semi-annual prices for the various suppliers. The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts. Our obligation for the purchase of TiO2 feedstock is more fully described in Note 15 to our Consolidated Financial Statements and above in “Business – raw materials.”

(4)	The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2011 exchange rates. See Note 15 to our Consolidated Financial Statements.

(5)	The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2011, which is assumed to be paid during 2012.

The above table does not reflect:

•

Any amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. We expect to be required to contribute an aggregate of approximately $27.5 million to our defined benefit pension plans and OPEB plans during 2012. Such defined benefit pension plans and OPEB plans are discussed below in greater detail. See Note 11 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $22.3 million in 2009, $22.8 million in 2010 and $25.8 million in 2011. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our plans which aggregated $23.1 million in 2009, $24.6 million in 2010 and $25.5 million in 2011.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, we receive third-party advice about appropriate discount rates and these advisors may in some cases use their own market indices. We adjust these discount rates as of each December 31 valuation date to reflect then-current interest rates on such long-term bonds. We use these discount rates to determine the actuarial present value of the pension obligations as of December 31 of that year. We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2011, approximately 55%, 24%, 15% and 4% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011	Obligations at December 31, 2011 and expense in 2012
Germany	5.5%	5.2%	5.5%
Canada	6.0%	5.2%	4.3%
Norway	5.3%	4.8%	3.5%
U.S.	5.7%	5.1%	4.2%

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

At December 31, 2011, approximately 54%, 24%, 16% and 4% of the plan assets related to our plans in the Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 72% to fixed income securities, 7% to real estate and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4%, 7% and 3%, respectively.

•

In the U.S. substantially all of the assets are invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which does not include the TIMET holdings. Beginning in 2010, we began to invest in the portion of the CMRT that holds such stock. During the history of the CMRT from its inception in 1988 through December 31, 2011, the average annual rate of return (including the CMRT’s investment in TIMET common stock) has been 14%, while such annual return excluding the CMRT’s investment in TIMET common stock has been 11.4%.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2011
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	29%	56%	10%	85%
Fixed income securities	50	41	70	14
Real estate	11	—	9	—
Other	10	3	11	1

Total	100%	100%	100%	100%

	December 31, 2010
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	17%	59%	17%	83%
Fixed income securities	61	39	68	16
Real estate	11	—	2	—
Other	11	2	13	1

Total	100%	100%	100%	100%

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

Our assumed long-term rates of return on plan assets for 2009, 2010 and 2011 were as follows:

	2009	2010	2011
Germany	5.3%	5.0%	5.0%
Canada	6.0%	6.0%	6.0%
Norway	5.8%	5.0%	4.8%
U.S.	10.0%	10.0%	10.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2012 as we used in 2011 for purposes of determining the 2012 defined benefit pension plan expense.

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

During 2011, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $19.7 million. This actuarial loss resulted primarily from the general reduction in discount rates from December 31, 2010 to December 31, 2011.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2012, we expect our defined benefit pension expense will approximate $25 million in 2012. In comparison, we expect to be required to contribute approximately $27 million to such plans during 2012.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2011, our aggregate projected benefit obligations would have increased by approximately $16.1 million at that date and our defined benefit pension expense would be expected to increase by approximately $1.4 million during 2011. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.9 million during 2011.

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

We recognized consolidated OPEB cost of approximately $.6 million in 2009, $1.2 million in 2010 and $.3 million in 2011. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes and contributions to the plans to cover benefit payments aggregated $.4 million in 2009, $.5 million in 2010 and $.4 million in 2011. Substantially all of our U.S. accrued OPEB cost relates to benefits being paid to current retirees and their dependents and no material amount of OPEB benefits are being earned by current U.S. employees. Some of our Canadian employees are earning OPEB benefits. Our expected OPEB benefit payments for 2012 are expected to be similar amounts.

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

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2011, the expected rate of increase in future health care costs ranges from 8.0% in 2012, declining to 5.0% in 2016 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2012, we expect our consolidated OPEB expense will approximate $.6 million in 2012. In comparison, we expect to be required to make approximately $.5 million of contributions to such plans during 2012.

We believe that all of the actuarial assumptions used are reasonable and appropriate. A 25 basis point change in assumed discount rates, or a one percent change in assumed health care trend rates, would not have a material effect on the net OPEB cost for 2011 or on the accumulated OPEB obligation at December 31, 2011.

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2011, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2010 and 2011, the majority of our aggregate indebtedness was comprised of fixed-rate instruments. The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2011. Information shown below for such non-U.S. dollar denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2011 using an exchange rate of U.S. $1.2933 per euro. See Note 9 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)
December 31, 2011:

Fixed-rate indebtedness—euro-denominated:
Senior Secured Notes	$360.6	$362.6	6.5%	2013

December 31, 2010:

Fixed-rate indebtedness—euro-denominated:
Senior Secured Notes	$532.8	$536.0	6.5%	2013

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2011, we had the equivalent of $360.6 million of outstanding euro-denominated indebtedness (at December 31, 2010 – the equivalent of $532.8 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $53.4 million and $36.1 million at December 31, 2010 and 2011, respectively.

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

At December 31, 2011, we had currency forward contracts to exchange an aggregate of $48.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $.9969 to Cdn. $1.0283 per U.S. dollar. These contracts with Wells Fargo Bank, National Association, mature from January 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at December 31, 2011 was a $.8 million net liability, which amount is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet and a corresponding $.8 million currency transaction loss in our Consolidated Statement of Operations. To the extent we held such contracts during 2009, 2010 and 2011, we did not use hedge accounting for any of our contracts.

See Note 16 to our Consolidated Financial Statements.

Marketable security prices

We are exposed to market risk due to changes in prices of the marketable securities which we own. The fair value of securities which includes investments in mutual funds and in publicly-traded shares of related parties was $49.7 million and $119.3 million, respectively, at December 31, 2010 and December 31, 2011. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be approximately $5 million and $12 million, respectively, at December 31, 2010 and December 31, 2011.

Raw materials

We are exposed to market risk from changes in commodity prices relating to our raw materials. As discussed in Item 1 we generally enter into long-term supply agreements for certain of our raw material requirements including ore. Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers. For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements and Schedules” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

•

Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2011. Our independent registered public accounting firm is also required to annually attest to our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2011, our chief executive officer filed such annual certification with the NYSE. The 2011 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2011 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2012 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2012 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2012 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2012 proxy statement. See also Note 14 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by the Item is incorporated by reference to our 2012 proxy statement.

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

We will also furnish, without charge, a copy of our amended and restated Code of Business Conduct and Ethics, as adopted by the board of directors on February 9, 2012, upon request. Such requests should be directed to the attention of the Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, TX 75240.

Item No.	Exhibit Index

3.1	First Amended and Restated Certificate of Incorporation of Kronos Worldwide, Inc. – incorporated by reference to Exhibit 3.1 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

3.2	Amended and Restated Bylaws of Kronos Worldwide, Inc. as of October 25, 2007 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed (File No. 001-31763) with the U.S. Securities and Exchange Commission on October 31, 2007.

4.1	Indenture governing the 6.5% Senior Secured Notes due 2013, dated as of April 11, 2006, between Kronos International, Inc. and The Bank of New York, as trustee—incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.2	Form of certificate of Series A 6.5% Senior Secured Note due 2013—incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.3	Form of certificate of Series B 6.5% Senior Secured Note due 2013—incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.4	Purchase Agreement dated April 5, 2006 between Kronos International, Inc. and Deutsche Bank AG London—incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.5	Registration Rights Agreement dated as of April 11, 2006 between Kronos International, Inc. and Deutsche Bank AG London—incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.6	Collateral Agency Agreement, dated April 11, 2006, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc.— incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.7	Security Over Shares Agreement, dated April 11, 2006, between Kronos International, Inc. and The Bank of New York—incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.8	Pledge of Shares (shares in Kronos Denmark ApS), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A.—incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.9	Pledge Agreement (shares in Societe Industrielle du Titane S.A.), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A.—incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.10	Share Pledge Agreement (shares in Kronos Titan GmbH), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A.—incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

10.1	Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.1 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.2	Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc., effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant (File No. 001-31763) for the quarter ended March 31, 2004.

10.3*	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.4	€80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders—incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. (File No. 001-00640) for the quarter ended June 30, 2002.

10.5	First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent – incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant dated November 17, 2004 (File No. 333-119639).

10.6	Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Kronos International, Inc.(File No. 333-100047) for the year ended December 31, 2009.

10.7	Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Kronos International, Inc. (File No. 333-100047) for the year ended December 31, 2009.

10.8	Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Kronos International, Inc. (File No. 333-1000947) for the year ended December 31, 2009.

10.9	Fifth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of October 28, 2010 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kronos International, Inc. dated October 28, 2010 (File No. 333-100047).

10.10	Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)- incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-00640)of NL Industries, Inc. for the year ended December 31, 1985.

10.11	Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited—incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended September 30, 1993.

10.12	Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc.—incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.13	Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc.—incorporated by reference to Exhibit to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.14	Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.2 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.15	Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc.—incorporated by reference to Exhibit 10.3 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.16	Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.4 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.17	Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.22 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.18	Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.5 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.19	Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.24 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.20	Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.)—incorporated by reference to Exhibit 10.9 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.21	Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc.—incorporated by reference to Exhibit 10.10 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.22	Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.48 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.23**	Third Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2011 in the original principal amount of $225.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.

21.1**	Subsidiaries.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification.

31.2**	Certification.

32.1**	Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kronos Worldwide, Inc. (Registrant)

By:	/s/ Steven L. Watson
Steven L. Watson
March 5, 2012
(Vice Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 5, 2012 (Chairman of the Board)	Steven L. Watson, March 5, 2012 (Vice Chairman and Chief Executive Officer)

/s/ George E. Poston	/s/ Glenn R. Simmons
George E. Poston, March 5, 2012 (Director)	Glenn R. Simmons, March 5, 2012 (Director)

/s/ C. H. Moore, Jr.	/s/ Keith R. Coogan
C. H. Moore, Jr., March 5, 2012 (Director)	Keith R. Coogan, March 5, 2012 (Director)

/s/ R. Gerald Turner	/s/ Gregory M. Swalwel
R. Gerald Turner, March 5, 2012 (Director)	Gregory M. Swalwell, March 5, 2012 (Executive Vice President and Chief Financial Officer, Principal Financial Officer)

/s/ Tim C. Hafer
Tim C. Hafer, March 5, 2012 (Vice President, Controller, Principal Accounting Officer)

KRONOS WORLDWIDE, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets - December 31, 2010 and 2011	F-4
Consolidated Statements of Operations— Years ended December 31, 2009, 2010 and 2011	F-6
Consolidated Statements of Comprehensive Income (Loss)— Years ended December 31, 2009, 2010 and 2011	F-7
Consolidated Statements of Stockholders’ Equity— Years ended December 31, 2009, 2010 and 2011	F-8
Consolidated Statements of Cash Flows— Years ended December 31, 2009, 2010 and 2011	F-9
Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule
Schedule I – Condensed Financial Information of Registrant	S-1
Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and its subsidiaries at December 31, 2010 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 5, 2012

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	December 31,
ASSETS	2010	2011
Current assets:
Cash and cash equivalents	$304.7	$82.5
Restricted cash	1.9	1.9
Marketable securities	—	20.9
Accounts and other receivables	231.2	270.3
Receivable from affiliate	—	29.6
Inventories	275.8	444.2
Prepaid expenses	6.1	5.7
Deferred income taxes	4.6	9.9

Total current assets	824.3	865.0

Other assets:
Investment in TiO2 manufacturing joint venture	96.2	89.2
Note receivable from Valhi	61.9	136.1
Marketable equity securities	49.7	98.4
Deferred income taxes	192.0	133.0
Other	9.9	16.7

Total other assets	409.7	473.4

Property and equipment:
Land	44.3	43.2
Buildings	227.4	226.6
Equipment	1,008.6	1,018.0
Mining properties	115.9	114.9
Construction in progress	11.9	27.0

	1,408.1	1,429.7
Less accumulated depreciation and amortization	934.5	944.2

Net property and equipment	473.6	485.5

Total assets	$1,707.6	$1,823.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2011
Current liabilities:
Current maturities of long-term debt	$2.2	$2.2
Accounts payable and accrued liabilities	196.6	285.8
Payables to affiliates	9.6	8.6
Income taxes	7.0	25.2
Deferred income taxes	4.7	6.2

Total current liabilities	220.1	328.0

Noncurrent liabilities:
Long-term debt	537.4	362.9
Deferred income taxes	33.2	41.0
Accrued pension cost	119.5	127.6
Accrued postretirement benefits cost	10.6	12.7
Other	25.6	27.4

Total noncurrent liabilities	726.3	571.6

Stockholders’ equity:
Common stock, $.01 par value; 60.0 shares and 240.0 shares authorized; 115.9 and 115.9 shares issued	1.2	1.2
Additional paid-in capital	1,398.8	1,399.0
Retained deficit	(486.5)	(290.1)
Accumulated other comprehensive income (loss):
Marketable securities	—	5.1
Currency translation	(65.1)	(91.8)
Defined benefit pension plans	(89.0)	(99.2)
Postretirement benefit (OPEB) plans	1.8	.1

Total stockholders’ equity	761.2	924.3

Total liabilities and stockholders’ equity	$1,707.6	$1,823.9

Commitments and contingencies (Notes 10 and 15)

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2009	2010	2011
Net sales	$1,142.0	$1,449.7	$1,943.3
Cost of sales	1,011.7	1,104.4	1,194.9

Gross margin	130.3	345.3	748.4
Selling, general and administrative expense	148.2	166.7	195.0
Other operating income (expense):
Currency transaction gains, net	9.9	7.8	3.0
Disposition of property and equipment	(.9)	(1.8)	(1.0)
Other income, net	.6	1.0	.1
Corporate expense	(7.4)	(7.2)	(9.0)

Income (loss) from operations	(15.7)	178.4	546.5
Other income (expense):
Interest and dividend income	.2	.7	7.0
Marketable securities transaction losses, net	—	—	(.6)
Loss on prepayment of debt, net	—	—	(3.1)
Interest expense	(41.4)	(38.8)	(32.7)

Income (loss) before income taxes	(56.9)	140.3	517.1
Provision for income taxes (benefit)	(22.2)	9.7	196.1

Net income (loss)	$(34.7)	$130.6	$321.0

Net income (loss) per basic and diluted Share	$(.35)	$1.29	$2.77

Basic and diluted weighted average shares used in the calculation of net income (loss) per share	97.9	100.8	115.9

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2009	2010	2011
Net income (loss)	$(34.7)	$130.6	$321.0

Other comprehensive income (loss), net of tax:
Marketable securities	—	—	5.1

Currency translation	24.1	.1	(26.7)

Pension plans:
Amortization of prior service cost, net transition obligation and net losses included in periodic pension cost	5.1	4.9	6.5
Net actuarial gain (loss) arising during year	2.5	(10.2)	(16.7)
Plan amendments	—	(2.7)	—

	7.6	(8.0)	(10.2)

OPEB plans:
Amortization of prior service credit and net losses included in periodic OPEB cost	(.1)	—	(.3)
Net actuarial loss arising during year	(2.4)	(1.2)	(1.4)
Plan amendments	—	4.1	—

	(2.5)	2.9	(1.7)

Total other comprehensive income (loss)	29.2	(5.0)	(33.5)

Comprehensive income (loss)	$(5.5)	$125.6	$287.5

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2010 and 2011

(In millions)

				Accumulated other
		Additional	Retained	comprehensive income (loss)
	Common	paid-in	earnings	Marketable	Currency	Pension	OPEB
	stock	capital	(deficit)	securities	translation	plans	plans	Total
Balance at December 31, 2008	$1.1	$1,061.2	$(567.9)	$—	$(89.3)	$(88.6)	$1.4	$317.9
Net loss	—	—	(34.7)	—	—	—	—	(34.7)
Other comprehensive income (loss), net of tax	—	—	—	—	24.1	7.6	(2.5)	29.2
Issuance of common stock	—	.1	—	—	—	—	—	.1

Balance at December 31, 2009	1.1	1,061.3	(602.6)	—	(65.2)	(81.0)	(1.1)	312.5
Net income	—	—	130.6	—	—	—	—	130.6
Other comprehensive income (loss), net of tax	—	—	—	—	.1	(8.0)	2.9	(5.0)
Issuance of common stock	.1	337.5	—	—				337.6
Dividends paid—$.125 per share	—	—	(14.5)	—	—	—	—	(14.5)

Balance at December 31, 2010	1.2	1,398.8	(486.5)	—	(65.1)	(89.0)	1.8	761.2
Net income	—	—	321.0	—	—	—	—	321.0
Other comprehensive income (loss), net of tax	—	—	—	5.1	(26.7)	(10.2)	(1.7)	(33.5)
Issuance of common stock	—	.2	—	—	—	—	—	.2
Dividends paid—$1.075 per share	—	—	(124.6)	—	—	—	—	(124.6)

Balance at December 31, 2011	$1.2	$1,399.0	$(290.1)	$5.1	$(91.8)	$(99.2)	$.1	$924.3

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(34.7)	$130.6	$321.0
Depreciation and amortization	47.0	44.7	47.5
Deferred income taxes	(21.9)	(23.8)	63.8
Loss on prepayment of debt, net	—	—	3.1
Call premium paid	—	—	(2.5)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(1.2)	(2.0)	.7
Other postretirement benefit plans	.2	.7	(.2)
Distributions from TiO2 manufacturing joint venture, net	7.7	2.4	3.8
Other, net	5.1	5.4	7.3
Change in assets and liabilities:
Accounts and other receivables	(5.6)	(52.4)	(48.2)
Inventories	99.4	7.1	(183.8)
Prepaid expenses	(1.3)	2.7	.3
Accounts payable and accrued liabilities	5.4	(9.0)	94.8
Income taxes	.4	7.1	19.4
Accounts with affiliates	(3.7)	(.7)	(29.8)
Other noncurrent assets	.5	(.4)	(3.2)
Other noncurrent liabilities	(11.0)	13.6	1.6

Net cash provided by operating activities	86.3	126.0	295.6

Cash flows from investing activities:
Capital expenditures	(23.7)	(37.7)	(68.6)
Loan to Valhi:
Loans	—	(114.8)	(214.7)
Collections	—	52.9	140.5
Proceeds from sale of marketable securities – mutual funds	—	—	251.0
Purchase of marketable securities:
TIMET common stock	—	(43.5)	(30.4)
Valhi common stock	—	(2.5)	(12.8)
Mutual funds	—	(.1)	(272.8)
Change in restricted cash	—	(.1)	(5.2)
Other, net	—	—	(5.1)

Net cash used in investing activities	(23.7)	(145.8)	(218.1)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from financing activities:
Indebtedness:
Borrowings	284.5	229.0	113.3
Principal payments	(333.7)	(256.2)	(288.1)
Deferred financing fees	(.6)	(.8)	—
Issuance of common stock	—	337.6	—
Dividends paid	—	(14.5)	(124.6)
Other, net	—	—	(.2)

Net cash provided by (used in) financing activities	(49.8)	295.1	(299.6)

Cash and cash equivalents–net change from:
Operating, investing and financing activities	$12.8	$275.3	$(222.1)
Effect of exchange rate changes on cash	4.7	(1.7)	(.1)

Net change for the year	17.5	273.6	(222.2)
Balance at beginning of year	13.6	31.1	304.7

Balance at end of year	$31.1	$304.7	$82.5

Supplemental disclosures – Cash paid for:
Interest, net of amounts capitalized	$39.4	$36.3	$35.3
Income taxes	2.7	24.0	104.7
Accrual for capital expenditures	4.4	9.6	16.7
Capital lease obligation incurred	5.9	—	—

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of significant accounting policies:

Organization and basis of presentation—At December 31, 2011, (i) Valhi, Inc. (NYSE:VHI) held approximately 50% of our outstanding common stock (ii) NL Industries, Inc. (NYSE:NL) held approximately 30% of our common stock, (iii) Valhi owned approximately 83% of NL’s outstanding common stock and (iv) Contran Corporation and its subsidiaries held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refers to Kronos Worldwide, Inc. and its subsidiaries, taken as a whole.

Management’s estimates—In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation—The consolidated financial statements include our accounts and those of our majority-owned subsidiaries. We have eliminated all material intercompany accounts and balances.

Translation of currencies—We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end exchange rates, while we translate our revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes. We recognize currency transaction gains and losses in income currently.

Derivatives and hedging activities—We recognize derivatives as either assets or liabilities measured at fair value. We recognize the effect of changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents—We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Restricted cash and cash equivalents – We classify cash and cash equivalents that have been segregated or are otherwise limited in use as restricted. To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset. See Note 7.

Marketable securities and securities transactions—We carry marketable debt and equity securities at fair value. Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

We classify all of our marketable securities as available-for-sale and unrealized gains or losses on these securities are recognized through other comprehensive income, except for any decline in value we conclude is other than temporary, which is accounted for as a realized loss. We base realized gains and losses upon the specific identification of the securities sold.

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

See Notes 6, 11 and 16.

Accounts receivable—We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales—We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation, and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overheads based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Investment in TiO2 manufacturing joint venture—We account for our investment in a 50%-owned manufacturing joint venture by the equity method. See Note 5.

Property and equipment and depreciation—We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects. Capitalized interest costs were $1.1 million in 2009, $.9 million in 2010 and $1.0 million in 2011. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to market value or discounted cash flow value is required.

Long-term debt—We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans—Accounting and funding policies for our retirement plans are described in Note 11.

Income taxes—We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 15. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net payments of income taxes to Valhi of $.5 million in 2009, $13.6 million in 2010, and $43.5 in 2011.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested. The earnings of non-U.S. subsidiaries subject to permanent reinvestment plans aggregated $767 million at December 31, 2010 and $946 million at December 31, 2011. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non-U.S. subsidiaries repatriated to the U.S. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions for tax positions where we believe that it is more-likely-than-not our position will not prevail with the applicable tax authorities. The amount of the benefit associated with our uncertain tax positions that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%. We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes. We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. See Note 10.

Net sales—We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which we do not recognize sales until the product is received by the customer) or other standard shipping terms. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Selling, general and administrative expense; shipping and handling costs—Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $74 million in 2009, $83 million in 2010 and $93 million in 2011. We expense advertising costs as incurred and these costs were $1 million in each of 2009, 2010 and 2011. We expense research, development and certain sales technical support costs as incurred and these costs approximated $12 million in 2009, $13 million in 2010 and $20 million in 2011.

Note 2—Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (“TiO2”). TiO2 is used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2010 and 2011 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $257 million and $478.2 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Geographic areas
Net sales – point of origin:
Germany	$616.5	$714.2	$1,039.7
United States	422.6	564.7	749.6
Canada	177.2	245.4	301.7
Belgium	164.4	209.1	301.8
Norway	139.5	188.3	245.1
Eliminations	(378.2)	(472.0)	(694.6)

Total	$1,142.0	$1,449.7	$1,943.3

Net sales – point of destination:
Europe	$669.6	$822.2	$1,141.4
North America	319.5	417.8	498.5
Other	152.9	209.7	303.4

Total	$1,142.0	$1,449.7	$1,943.3

	December 31,
	2010	2011
	(In millions)
Identifiable assets -net property and equipment:
Germany	$236.3	$229.5
Norway	95.2	96.6
Canada	68.4	68.0
Belgium	66.3	83.2
Other	7.4	8.2

Total	$473.6	$485.5

Note 3—Accounts and other receivables:

	December 31,
	2010	2011
	(In millions)
Trade receivables	$202.2	$247.2
Recoverable VAT and other receivables	29.9	22.3
Refundable income taxes	1.3	2.0
Allowance for doubtful accounts	(2.2)	(1.2)

Total	$231.2	$270.3

Note 4—Inventories:

	December 31,
	2010	2011
	(In millions)
Raw materials	$52.1	$89.6
Work in process	13.6	17.3
Finished products	154.6	280.7
Supplies	55.5	56.6

Total	$275.8	$444.2

Note 5—Investment in TiO2 manufacturing joint venture:

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

	Years ended December 31,
	2009	2010	2011
	(In millions)
Distributions from LPC	$22.7	$26.1	$29.7
Contributions to LPC	(15.0)	(23.7)	(25.9)

Net distributions from	$7.7	$2.4	$3.8

Summary balance sheets of LPC are shown below:

	December 31,
	2010	2011
	(In millions)
ASSETS
Current assets	$68.6	$108.5
Property and equipment, net	154.4	140.7

Total assets	$223.0	$249.2

LIABILITIES AND PARTNERS’ EQUITY
Other liabilities, primarily current	$27.9	$68.0
Partners’ equity	195.1	181.2

Total liabilities and partners’ equity	$223.0	$249.2

Summary income statements of LPC are shown below:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Revenues and other income:
Kronos	$121.2	$133.7	$144.8
Tioxide	121.8	134.5	145.7

	243.0	268.2	290.5

Cost and expenses:
Cost of sales	242.5	267.7	290.1
General and administrative	.5	.5	.4

	243.0	268.2	290.5

Net income	$—	$—	$—

Note 6 — Marketable securities:

Our marketable securities include investments in mutual funds and in the publicly-traded shares of related parties: Titanium Metals Corporation (“TIMET”), Valhi, NL and CompX International Inc. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock and NL owns a majority of CompX’s outstanding common stock. All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security and represent a Level 1 input within the fair value hierarchy. See Note 16. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
December 31, 2010:
Noncurrent assets:
TIMET common stock	1	$46.9	$46.9	$—
Valhi common stock	1	2.7	2.7	—
NL and CompX common stocks	1	.1	.1	—

Total		$49.7	$49.7	$—

December 31, 2011:
Current assets:
Mutual funds	1	$20.9	$21.1	$(.2)

Noncurrent assets:
TIMET common stock	1	63.6	73.9	(10.3)
Valhi common stock	1	34.7	15.3	19.4
NL and CompX common stocks	1	.1	.1	—

Total		$98.4	$89.3	$9.1

At December 31, 2011, we held approximately 4.2 million shares, or 2.4%, of TIMET’s outstanding common stock and approximately .6 million shares of Valhi’s common stock. We also held a nominal number of shares of CompX and NL common stocks. During 2011, we purchased an aggregate of 1.5 million shares of TIMET common stock and .5 million shares of Valhi common stock for an aggregate of $27.0 million and $12.6 million, respectively (during 2010, an aggregate of 2.7 million shares of TIMET common stock and .1 million shares of Valhi common stock were purchased for an aggregate of $46.9 million and $2.7 million, respectively). At December 31, 2011, the quoted per share market price of TIMET’s and Valhi’s common stock was $14.98 and $60.47, respectively (December 31, 2010—$17.18 and $22.11, respectively).

The TIMET, Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income. With respect to our investment in TIMET, our cost basis has continuously exceeded its market value since October 2011, but we consider such decline in market price to be temporary at December 31, 2011. We considered all available evidence in reaching this conclusion, including our ability and intent to hold this investment for a reasonable period of time sufficient for the recovery of fair value, as evidenced by the amount of liquidity we currently have with cash on hand and our borrowing availability. We will continue to monitor the quoted market prices for this investment. In this regard, as of January 19, 2012, the aggregate quoted market price for our shares of TIMET common stock was only $4.2 million less than our aggregate cost basis. If we conclude in the future that a decline in value of one or more of these securities was other than temporary, we would recognize an impairment through an income statement charge at that time. Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

At December 31, 2011, we held investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds have daily liquidity and are held for the temporary investment of cash available for our current operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent and accordingly we have classified our investments in these mutual funds as a current asset.

Note 7—Other noncurrent assets:

	December 31,
	2010	2011
	(In millions)
Deferred financing costs, net	$4.4	$2.0
Restricted cash	—	5.4
Pension asset	.3	—
Other	5.2	9.3

Total	$9.9	$16.7

Note 8—Accounts payable and accrued liabilities:

	December 31,
	2010	2011
	(In millions)
Accounts payable	$119.2	$186.6
Employee benefits	34.1	35.3
Accrued sales discounts and rebates	11.3	11.9
Accrued interest	7.4	5.0
Other	24.6	47.0

Total	$196.6	$285.8

Note 9—Long-term debt:

	December 31,
	2010	2011
	(In millions)
Kronos International, Inc. 6.5% Senior Secured Notes	$532.8	$360.6
European credit facility	—	—
Other	6.8	4.5

Total debt	539.6	365.1
Less current maturities	2.2	2.2

Total long-term debt	$537.4	$362.9

Senior Secured Notes—In April 2006, Kronos International, Inc. (“KII”), one of our wholly-owned subsidiaries, issued €400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013 at 99.306% of the principal amount ($498.5 million when issued). We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Société Industrielle du Titane, S.A. We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity. At our option, we may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012. In this regard, in March 2011, we redeemed €80 million principal amount of the 6.5% Notes at 102.167% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate of €40.8 million principal amount of the 6.5% notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remain outstanding. We recognized a $3.3 million pre-tax interest charge related to the redemption of €80 million of the 6.5% Senior Secured Notes consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. We recognized a $.2 million net gain on the €40.8 million principal amount of Senior Notes repurchased in open market transactions. We borrowed under our European revolving credit facility, as discussed below, in order to fund the redemption in March 2011, while we used cash on hand to fund the open market repurchases.

In the event of a change of control, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. The indenture also contains certain cross-referenced provisions, as discussed below. The carrying amount of the 6.5% Notes includes unamortized original issue discount of €.9 million ($1.2 million) and €.4 million ($.5 million) at December 31, 2010 and 2011, respectively.

Revolving credit facilities

Europe—Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a €80 million secured revolving bank credit facility that, as amended, matures in October 2013. We may denominate borrowings in euros, Norwegian kroner or U.S. dollars. We may also issue up to €5 million of letters of credit. Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.5%. The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.

During 2011, we borrowed €80 million ($113.3 million when borrowed) under our European credit facility, and subsequently repaid €80 million ($115.0 million when repaid). As of December 31, 2011, there were no outstanding borrowings under our European credit facility and the equivalent of $103.5 million was available for borrowing under this facility.

Canada – In December 2011, our Canadian subsidiary entered into a Cdn. $10.0 million loan agreement with the Bank of Montreal for the limited purpose of issuing letters of credit. The facility renews annually. Letters of credit are collateralized by restricted deposits at the Bank of Montreal ($5.1 million at December 31, 2011). The facility contains certain restrictive covenants which, among other things, restrict the subsidiary from incurring additional indebtedness in excess of Cdn. $20 million. At December 31, 2011, an aggregate of Cdn. $5.2 million letters of credit were outstanding under this facility. In February 2012, an additional letter of credit was issued under this facility for Cdn. $2.1 million.

In December 2011, our Canadian subsidiary entered into an agreement with an economic development agency of the Province of Quebec, Canada pursuant to which we may borrow up to Cdn. $7.1 million from such agency. Borrowings may only be used to fund capital improvements at our Canadian plant, and are limited to a specified percentage of such capital improvements. Borrowings are non-interest bearing, with monthly payments commencing in 2017. The agreement contains certain restrictive covenants, which, among other things, restricts the subsidiary’s ability to sell assets or enter into mergers, and requires our subsidiary to maintain certain financial ratios and maintain specified levels of employment. At December 31, 2011, we had no borrowings under this agreement.

Other – We voluntarily terminated our U.S. subsidiaries’ $70 million revolving credit facility in February 2011 and our Canadian subsidiary’s Cdn. $20 million revolving credit facility in January 2011, in each case with no outstanding borrowings at such date.

Note payable to affiliate—From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes. In this regard, in April 2010 we entered into an unsecured revolving credit note with Contran pursuant to which we could borrow up to $40 million from Contran. Our loans from Contran bore interest, payable quarterly, at the prime rate minus 0.5%, with all outstanding principal due on demand and in any event no later than December 31, 2011. The principal amount borrowed at any time was solely at the discretion of Contran. This facility terminated upon its maturity in December 2011. See Note 14.

Restrictions and other—Aggregate maturities of long-term debt at December 31, 2011 are:

Amount
Years ending December 31,	(In millions)
2012	$2.2
2013	361.7
2014	.5
2015	.4
2016	.3

Total	$365.1

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if KII or any of KII’s subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness). Under the cross-default provisions of the European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or KII default under any other indebtedness in excess of €5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness). The European revolving credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower. In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to its stated maturity.

Our European credit facility described above requires the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at December 31, 2011.

At December 31, 2011, the restricted net assets of consolidated subsidiaries approximated $121.7 million. At December 31, 2011, there were no restrictions on our ability to pay dividends. The terms of the indenture governing the 6.5% Notes limit KII’s ability to pay dividends and make other restricted payments. At December 31, 2011, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was $256.6 million.

Note 10 — Income taxes:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Pre-tax income (loss):
U.S.	$17.5	$58.1	$105.1
Non-U.S.	(74.4)	82.2	412.0

Total	$(56.9)	$140.3	$517.1

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(19.9)	$49.1	$181.0
Non-U.S. tax rates	1.4	(3.9)	(17.3)
German tax attribute adjustments	.2	(35.2)	—
Incremental U.S. tax on earnings of non-tax group companies	—	.2	28.8
Nondeductible expenses	2.0	1.9	2.9
U.S. state income taxes, net	.2	1.2	2.1
Uncertain tax positions, net	(4.7)	.7	1.6
Tax rate changes	—	(1.7)	.1
Other, net	(1.4)	(2.6)	(3.1)

Provision for income taxes (benefit)	$(22.2)	$9.7	$196.1

	Years ended December 31,
	2009	2010	2011
	(In millions)
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$1.9	$16.7	$52.0
Non-U.S.	2.5	16.2	78.7

	4.4	32.9	130.7

Deferred income taxes (benefit):
U.S. federal and state	2.5	(3.4)	3.9
Non-U.S.	(29.1)	(19.8)	61.5

	(26.6)	(23.2)	65.4

Provision for income taxes (benefit)	$(22.2)	$9.7	$196.1

	Years ended December 31,
	2009	2010	2011
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(22.2)	$9.7	$196.1
Other comprehensive income (loss):
Pension plans	3.1	(2.8)	(3.3)
OPEB plans	(.9)	1.3	(.7)
Marketable securities	—	—	3.1

Total	$(20.0)	$8.2	$195.2

The components of our net deferred income taxes at December 31, 2010 and 2011 are summarized in the following table.

	December 31,
	2010		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$2.0	$(3.8)	$7.5	$(6.4)
Property and equipment	—	(62.4)	—	(67.3)
Accrued postretirement benefits other than pension (“OPEB”) costs	3.1	—	3.7	—
Accrued pension cost	7.4	—	10.9	—
Other accrued liabilities and deductible differences	16.0	—	12.5	—
Other taxable differences	—	(5.5)	—	(6.7)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(3.2)	—	(14.4)
Tax loss and tax credit carryforwards	205.6	—	156.1	—
Valuation allowance	(.5)	—	(.2)	—

Adjusted gross deferred tax assets (liabilities)	233.6	(74.9)	190.5	(94.8)
Netting of items by tax jurisdiction	(37.0)	37.0	(47.6)	47.6

	196.6	(37.9)	142.9	(47.2)
Less net current deferred tax asset (liability)	4.6	(4.7)	9.9	(6.2)

Net noncurrent deferred tax asset (liability)	$192.0	$(33.2)	$133.0	$(41.0)

Our provision for income taxes in the third and fourth quarters of 2011 includes an aggregate of $17.2 million for U.S. incremental income taxes on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the repurchases of our Senior Secured Notes discussed in Note 9. In addition, we accrue U.S. incremental income taxes on the earnings of our Canadian subsidiary, which earnings we previously determined are not permanently reinvested.

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

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 we received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through

2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $5.2 million (see Note 9). In February 2012, and in conjunction with the re-assessment notices received in 2011, we posted an additional letter of credit of Cdn. $2.1 million. If the full amount of the proposed adjustment were ultimately to be assessed against us the cash tax liability would be approximately $11.6 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2009, 2010 and 2011 was not material, and at December 31, 2009, 2010, and 2011, we had $2.5 million, $2.7 million and $3.1 million, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$10.4	$7.0	$7.9
Net increase (decrease):
Tax positions taken in prior periods	(5.0)	(.1)	.3
Tax positions taken in current period	.9	.6	1.0
Change in currency exchange rates	.7	.4	(.4)

Unrecognized tax benefits at end of year	$7.0	$7.9	$8.8

If our uncertain tax positions were recognized, a benefit of $9.5 million, $10.6 million and $11.9 million would affect our effective income tax rates for 2009, 2010 and 2011 respectively. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2008 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2007 for Germany, 2008 for Belgium, 2006 for Canada and 2002 for Norway.

At December 31, 2011, we had the equivalent of $799 million and $188 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively. At December 31, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Note 11 — Employee benefit plans:

Defined contribution plans—We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense approximated $1.0 million in 2009, $1.2 million in 2010 and $1.5 million in 2011.

Accounting for defined benefit and postretirement benefits other than pensions (“OPEB”) plans—We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

Defined benefit plans—We sponsor various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. The benefits under our plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $26.4 million to all of our defined benefit pension plans during 2012. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Amount
Years ending December 31,	(In millions)
2012	$24.5
2013	25.4
2014	25.4
2015	25.1
2016	24.8
Next 5 years	136.9

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2010	2011
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$423.7	$446.0
Service cost	10.4	11.2
Interest cost	21.9	23.6
Participant contributions	1.7	1.9
Actuarial losses	24.9	18.0
Plan amendments	3.8	—
Change in currency exchange rates	(18.0)	(13.4)
Benefits paid	(22.4)	(27.0)

Benefit obligations at end of the year	446.0	460.3

Change in plan assets:
Fair value of plan assets at beginning of the year	306.9	327.3
Actual return on plan assets	26.7	18.3
Employer contributions	24.5	25.2
Participant contributions	1.7	1.9
Change in currency exchange rates	(10.1)	(9.5)
Benefits paid	(22.4)	(27.0)

Fair value of plan assets at end of year	327.3	336.2

Funded status	$(118.7)	$(124.1)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$.3	$—
Accrued pension costs:
Current	(1.3)	(1.3)
Noncurrent	(117.7)	(122.8)

Total	$(118.7)	$(124.1)

Accumulated other comprehensive loss:
Actuarial losses	$119.7	$128.8
Prior service cost	7.7	6.5
Net transition obligations	2.2	1.7

Total	$129.6	$137.0

Accumulated benefit obligations (“ABO”)	$414.7	$428.1

In the fourth quarter of 2010, we amended our benefit formula for most participants of our Canadian and Belgium plans effective January 1, 2011, resulting in a prior service cost of approximately $3.8 million as of December 31, 2010. Key assumptions as of December 31, 2010 and thereafter now reflect these plan revisions to the benefit formula.

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below. During 2011, certain eligible participants elected to take lump sum distributions upon their retirement, resulting in a nominal settlement charge in 2011. The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010, respectively, net of deferred income taxes.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic pension cost:
Service cost benefits	$8.6	$10.4	$11.2
Interest cost on PBO	22.1	21.9	23.6
Expected return on plan assets	(15.4)	(16.5)	(17.6)
Settlement losses	—	—	.5
Recognized actuarial losses	5.5	5.5	6.6
Amortization of prior service cost	.9	.9	1.2
Amortization of net transition obligations	.5	.5	.5

Total	$22.2	$22.7	$26.0

Certain information concerning our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2010	2011
	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$386.2	$460.3
ABO	362.2	428.1
Fair value of plan assets	268.5	336.2

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2010 and 2011 are presented in the table below.

	December 31,
Rate	2010	2011
Discount rate	5.1%	4.9%
Increase in future compensation levels	3.1%	3.2%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2009, 2010 and 2011 are presented in the table below.

	Years ended December 31,
Rate	2009	2010	2011
Discount rate	5.9%	5.5%	5.1%
Increase in future compensation levels	3.2%	3.1%	3.1%
Long-term return on plan assets	5.9%	5.5%	5.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	Years ended December 31,
	2010	2011
	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$14.6	$15.9
Interest cost	.9	.9
Actuarial losses	1.2	1.8
Benefits paid	(.8)	(.8)

Benefit obligations at end of the year	15.9	17.8

Change in plan assets:
Fair value of plan assets at beginning of the year	11.8	14.0
Actual return on plan assets	2.9	(.4)
Employer contributions	.1	.1
Benefits paid	(.8)	(.8)

Fair value of plan assets at end of year	14.0	12.9

Funded status	$(1.9)	$(4.9)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$(.1)	$(.1)
Noncurrent	(1.8)	(4.8)

Total	$(1.9)	$(4.9)

Accumulated other comprehensive loss- actuarial losses	$7.1	$10.4

ABO	$15.9	$17.8

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below. The amounts shown below for recognized actuarial losses for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010 respectively, net of deferred income taxes.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic pension cost (income):
Interest cost on PBO	$.9	$.9	$.9
Expected return on plan assets	(1.1)	(1.0)	(1.4)
Recognized actuarial losses	.3	.2	.3

Total	$.1	$.1	$(.2)

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2010 and 2011 are 5.1% and 4.2%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2009, 2010 and 2011 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

	Years ended December 31,
Rate	2009	2010	2011
Discount rate	6.1%	5.7%	5.1%
Long-term return on plan assets	10.0%	10.0%	10.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligations at December 31, 2010 and 2011 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive income (loss) at December 2010 and 2011. We expect approximately $8.5 million, $1.1 million and $.4 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, will be recognized as components of our consolidated net periodic defined benefit pension cost in 2012.

The table below details the changes in our consolidated other comprehensive income (loss) during 2009, 2010 and 2011.

	Years Ended December 31,
	2009	2010	2011
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$2.8	$(13.9)	$(19.8)
Plan amendments	—	(3.8)	—
Settlements	—	—	.5
Amortization of unrecognized:
Net actuarial losses	5.5	5.7	6.9
Prior service cost	.8	.9	1.2
Net transition obligations	.5	.5	.5

Total	$9.6	$(10.6)	$(10.7)

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

•

In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plan and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund. We determine the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer plan. These periodic reports are subject to audit by the German pension regulator.

•

In Canada, we currently have a plan asset target allocation of 55% to equity securities and 45% to fixed income securities. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The Canadian assets are Level 1 input because they are traded in active markets.

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 72% to fixed income securities, 7% to real estate and the remainder primarily to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4%, 7% and 3%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 10% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

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

The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which does not include the TIMET holdings. Beginning in 2010, we began to invest in the portion of the CMRT that holds such stock. During the history of the CMRT from its inception in 1988 through December 31, 2011, the average annual rate of return (including the CMRT’s investment in TIMET common stock) has been 14%, while such annual return excluding the CMRT’s investment in TIMET common stock has been 11.4%. For the years ended December 31, 2009, 2010 and 2011, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 84% of the assets of the CMRT at December 31, 2010 and 2011, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2010 and 2011, are as follows:

	2010	2011
	(In millions)
CMRT asset value	$714.9	$659.5

CMRT fair value input:
Level 1	83%	82%
Level 2	1	1
Level 3	16	17

	100%	100%

CMRT asset mix:
Domestic equities, principally publicly traded	73%	75%
International equities, publicly traded	2	2
Fixed income securities, publicly traded	16	14
Privately managed limited partnerships	8	8
Other	1	1

	100%	100%

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

The composition of our December 31, 2010 and 2011 pension plan assets by fair value level is shown in the table below. The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plan’s investment in the CMRT.

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$176.2	$—	$—	$176.2
Canada:
Local currency equities	19.6	19.6	—	—
Non local currency equities	28.3	28.3	—	—
Local currency fixed income	30.7	30.7	—	—
Non local currency fixed income	.2	.2	—	—
Cash and other	2.4	2.4	—	—
Norway:
Local currency equities	11.5	11.5	—	—
Non local currency equities	.2	.2	—	—
Local currency fixed income	42.3	15.9	—	26.4
Non local currency fixed income	3.5	.5	—	3.0
Cash and other	1.2	.6	—	.6
U.S.
CMRT	14.0	.3	13.7	—
Other	11.2	2.5	—	8.7

Total	$341.3	$112.7	$13.7	$214.9

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$187.2	$—	$—	$187.2
Canada:
Local currency equities	18.1	18.1	—	—
Non local currency equities	28.0	28.0	—	—
Local currency fixed income	33.8	33.8	—	—
Cash and other	2.4	2.4	—	—
Norway:
Local currency equities	2.0	2.0	—	—
Non local currency equities	3.7	3.7	—	—
Local currency fixed income	35.9	35.9	—	—
Non local currency fixed income	4.3	4.3	—	—
Real estate	5.1	—	—	5.1
Cash and other	6.3	4.9	—	1.4
U.S.
CMRT	12.8	.1	12.7	—
Other	9.4	2.5	—	6.9

Total	$349.0	$135.7	$12.7	$200.6

A rollforward of the change in fair value of Level 3 assets follows.

	2010	2011
	(In millions)
Fair value at beginning of year	$207.1	$214.9
Gain on assets held at end of year	15.9	18.8
Gain on assets sold during the year	1.5	1.8
Assets purchased	20.0	18.6
Assets sold	(15.9)	(18.1)
Transfers out	—	(29.2)
Currency exchange rate fluctuations	(13.7)	(6.2)

Fair value at end of year	$214.9	$200.6

Postretirement benefits other than pensions (“OPEB”)—We provide certain health care and life insurance benefits for eligible retired employees. Certain of our Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for us. In the U.S., employees who retired after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. We have no OPEB plan assets, rather, we fund medical claims as they are paid. Benefit payments to OPEB plans are expected to be the equivalent of:

Amount
Years ending December 31,	(In millions)
2012	$.5
2013	.5
2014	.5
2015	.5
2016	.5
Next 5 years	2.6

The funded status of our OPEB plans is presented in the table below:

	Years ended December 31,
	2010	2011
	(In millions)
Change in accumulated OPEB obligations:
Obligations at beginning of the year	$14.2	$11.2
Service cost	.4	.2
Interest cost	.8	.6
Actuarial losses	1.6	1.9
Plan amendments	(5.8)	—
Change in currency exchange rates	.5	(.3)
Benefits paid from employer contributions	(.5)	(.4)

Obligations at end of the year	11.2	13.2
Fair value of plan assets	—	—

Funded status	$(11.2)	$(13.2)

Amounts recognized in the balance sheet:
Current accrued pension costs	$(.6)	$(.5)
Noncurrent accrued pension costs	(10.6)	(12.7)

Total	$(11.2)	$(13.2)

Accumulated other comprehensive income:
Net actuarial losses	$3.2	$4.9
Prior service credit	(6.1)	(5.3)

Total	$(2.9)	$(.4)

The amounts shown in the table above for net actuarial losses and prior service credit at December 31, 2010 and 2011 have not yet been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive income (loss). We expect to recognize approximately $.3 million of unrecognized actuarial losses and $.6 million of prior service credit as components of our periodic OPEB cost in 2012.

At December 31, 2011, the accumulated OPEB obligations for all OPEB plans was comprised of $1.2 million related to U.S. plans and $12.0 million related to our Canadian plan (2010—$1.4 million and $9.7 million, respectively).

In the fourth quarter of 2010, we amended our benefit formula for most participants of our plans effective January 1, 2011, resulting in a prior service credit of approximately $5.8 million as of December 31, 2010. Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our periodic OPEB costs are presented in the table below. The amounts shown below for amortization of prior service credit and recognized actuarial losses for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010, respectively, net of deferred income taxes.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic OPEB cost (credit):
Service cost	$.2	$.4	$.2
Interest cost	.6	.8	.6
Amortization of prior service credit	(.2)	(.2)	(.8)
Recognized actuarial losses	—	.2	.3

Total	$.6	$1.2	$.3

The table below details the changes in benefit obligations recognized in accumulated other comprehensive income (loss) during 2009, 2010 and 2011.

	Years Ended December 31,
	2009	2010	2011
	(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial loss	$(3.2)	$(1.6)	$(2.0)
Plan amendments	—	5.8	—
Amortization of unrecognized:
Prior service credit	(.2)	(.2)	(.8)
Net actuarial loss	—	.2	.3

Total	$(3.4)	$4.2	$(2.5)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2010 and 2011 are presented in the table below. The weighted average discount rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

	2010	2011
Healthcare inflation:
Initial rate	7.5%	8.0%
Ultimate rate	5.5%	5.0%
Year of ultimate rate achievement	2016	2018
Weighted average discount rate	5.1%	4.1%

Assumed health care cost trend rates affect the amounts we report for health care plans. A one percent change in assumed health care trend rates would not have a material effect on the net periodic OPEB cost for 2011 or on the accumulated OPEB obligation at December 31, 2011.

The weighted average discount rate used in determining the net periodic OPEB cost for 2011 was 5.1% (2010 – 5.8%; 2009 – 6.5%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of the assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2010 or 2011.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12 – Other noncurrent liabilities:

	December 31,
	2010	2011
	(In millions)
Reserve for uncertain tax positions	$10.6	$11.9
Employee benefits	9.7	10.2
Insurance claims and expenses	.3	.3
Other	5.0	5.0

Total	$25.6	$27.4

Note 13 – Common stock compensation and other stock transactions:

Secondary public offering of common stock—In November 2010, we completed a secondary public offering of 17.94 million shares of our common stock in an underwritten offering for net proceeds of $337.6 million. The price to the public was $20.00 per share, and the underwriting discount was 5.75% (or $1.15 per share). Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million. The offering took place in two parts, and the first closing occurred on November 2, 2010 of 15.6 million shares of common stock that generated net proceeds of $293.5 million. The second closing (upon exercise of the underwriters’ over-allotment option) occurred on November 9, 2010 for an additional 2.34 million shares of common stock that generated additional net proceeds of $44.1 million. The shares of common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference. All shares were sold to third-party investors; none of our affiliated companies purchased any shares in the offering. Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% is held by Valhi directly and 30.4% is held by NL directly).

NL common stock options held by our employees—Certain of our employees were granted nonqualified options to purchase NL common stock under the terms of certain option plans sponsored by NL. Generally, the stock options were granted at a price equal to or greater than 100% of the market price of NL’s common stock at the date of grant, vested over a five-year period and expired ten years from the date of grant. At December 31, 2011, no options were outstanding as all outstanding options expired or were exercised in 2011. During 2009, 2010 and 2011, 6,950, 10,350 and 25,950 options were exercised, respectively.

Long-term incentive compensation plan—We have a long-term incentive compensation plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to 150,000 shares of our common stock may be issued pursuant to this plan. As of December 31, 2011, no options had been granted pursuant to this plan, and 115,500 shares were available for future grants. During 2009, 2010 and 2011 we awarded an aggregate of 10,500, 7,000, and 3,500 shares of our common stock pursuant to this plan to members of our board of directors. In

February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan that would provide for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. The new plan is subject to shareholders’ approval at our May 2012 shareholder meeting.

Stock split—In May 2011, we amended our certificate of incorporation to increase the authorized number of shares of our common stock from 60 million to 240 million. Also in May 2011, we implemented a 2-for-1 split of our common stock effected in the form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock discussed in this paragraph, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements to give effect to the stock split, and we have adjusted our stockholders’ equity at December 31, 2008 to reflect the split by reclassifying $.6 million from additional paid-in capital to common stock representing $.01 per share par value of each share of common stock issued as a result of the stock split.

Cash dividends in 2011 include a $.50 per share special dividend paid to stockholders in the first quarter of 2011.

Stock repurchase program—In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We would use cash on hand or other sources of liquidity to acquire the shares. Repurchased shares will be added to our treasury and cancelled. To date, we have not made any repurchases under the plan and all 2.0 million shares are available for repurchase.

Note 14—Related party transactions:

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

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2010	2011
	(In millions)
Current receivable from affiliate—LPC	$—	$29.6

Noncurrent note receivable from Valhi	$61.9	$136.1

Current payables to affiliates:
LPC	$7.4	$—
Income taxes payable to Valhi	2.1	8.6
Other	.1	—

Total	$9.6	$8.6

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard:

•

In November 2010, we entered into an unsecured revolving demand promissory note with Valhi whereby, as amended, we agreed to loan Valhi up to $225 million. Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2013. The amount of our outstanding loans to Valhi at any time is at our discretion. As of December 31, 2011, we had loans outstanding to Valhi of $136.1 million;

•

In April 2010, we entered into an unsecured revolving credit note with Contran pursuant to which we could borrow up to $40 million from Contran. Such revolving credit note terminated upon its maturity in December 2011; and

•

In October 2008, we entered into an unsecured revolving credit note with NL pursuant to which we could borrow up to $40 million from NL through December 31, 2009. Such revolving credit note terminated upon its maturity in December 2009.

Interest income on our loan to Valhi was $.5 million in 2010 and $3.7 million in 2011. Interest expense on our loans from Contran and NL was $.3 million in 2009, $.2 million in 2010 and nil in 2011.

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of feedstock ore. See Note 5. Purchases of TiO2 from LPC were $121.1 million in 2009, $133.7 million in 2010 and $145.0 million in 2011. Sales of feedstock ore to LPC were nil in 2009, $5.2 million in 2010 and $93.0 million in 2011.

Under the terms of various intercorporate services agreements (“ISAs”) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The net ISA fee charged to us, approved by the independent members of our board of directors, is included in selling, general and administrative expense and corporate expense and was $7.4 million in 2009, $8.3 million in 2010 and $9.6 million in 2011. This agreement is renewed annually and we expect to pay a net amount of $11.2 million under the ISA during 2012.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI by us and our joint venture were $8.5 million in 2009, $8.0 million in 2010 and $9.5 million in 2011. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites. We expect these relationships with Tall Pines and EWI will continue in 2012.

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

Note 15—Commitments and contingencies:

Environmental matters—Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Litigation matters—We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

In March 2010, we were served with two complaints which were subsequently consolidated as Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB). A third plaintiff intervened into the current case in July 2011. The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). Plaintiffs seek to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002. The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct. In May 2010, defendants filed a motion to dismiss, which plaintiffs opposed. In March 2011, the court denied the motion to dismiss. The case is proceeding in the trial court. We believe the action is without merit, have denied all allegations of wrongdoing and liability and intend to defend against the action vigorously.

Concentrations of credit risk—Sales of TiO2 accounted for approximately 90% of our sales during each of the years 2009 and 2010 and 92% in 2011. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 4,000 customers, with the top ten customers approximating 28% of net sales in 2009, 27% in 2010 and 30% in 2011. We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years. The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2009	2010	2011
Europe	53%	53%	53%
North America	32%	33%	32%

Long-term contracts—We have long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2016. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $2.6 billion over the life of the contracts at December 31, 2011. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $87 million at December 31, 2011.

Operating leases—Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately one-third of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us. We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP. Under a separate supplies and services agreement expiring in 2012, a majority-owned subsidiary of Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $11 million in each of 2009 and 2010 and $13 million in 2011. At December 31, 2011, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Amount
Years ending December 31,	(In millions)
2012	$12.3
2013	7.2
2014	4.2
2015	3.2
2016	1.4
2017 and thereafter	17.4

Total	$45.7

Approximately $18 million of the $45.7 million aggregate future minimum rental commitments at December 31, 2011 relates to our Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2011. As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes—We and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, along with every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Note 16—Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2010 and 2011:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2010
Currency forward contracts	$6.3	$6.3	$—	$—
Noncurrent marketable securities (See Note 6)	49.7	49.7	—	—

December 31, 2011
Currency forward contracts	$(.8)	$(.8)	$—	$—
Current marketable securities (See Note 6)	20.9	20.9	—	—
Noncurrent marketable securities (See Note 6)	98.4	98.4	—	—

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

At December 31, 2011, we had currency forward contracts to exchange an aggregate of $48.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $.9969 to Cdn. $1.0283 per U.S. dollar. These contracts with Wells Fargo Bank, National Association, mature from January 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at December 31, 2011 was a $.8 million net liability, which amount is recognized as part of Accounts Payable and Accrued Liabilities in our Consolidated Balance Sheet and a corresponding $.8 million currency transaction loss in our Consolidated Statement of Operations. To the extent we held such contracts during 2009, 2010 and 2011, we did not use hedge accounting for any of our contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and 2011.

	December 31, 2010		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash, cash equivalents and restricted cash	$306.6	$306.6	$89.8	$89.8

Notes payable and long-term debt:
Fixed rate with market quotes - 6.5% Senior Secured Notes	$532.8	$536.0	$360.6	$362.6
Common stockholders’ equity	761.2	2,462.2	924.3	2,090.9

At each of December 31, 2010 and 2011, the estimated market price of the 6.5% Notes was approximately €1,004 per €1,000 principal amount. Fair value of our restricted marketable debt securities and the fair value of our common stockholders’ equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active. The fair values of variable interest rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 1 and 6.

Note 17 – Recent accounting standards:

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

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income, the same manner in which we present our comprehensive income in these Consolidated Financial Statements. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, will not have a material effect on our Consolidated Financial Statements.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

Note 18—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Year ended December 31, 2010
Net sales	$319.7	$380.1	$376.6	$373.3
Gross margin	60.5	85.2	96.2	103.4
Net income	42.8	19.3	32.1	36.4
Basic and diluted earnings per common share	$.43	$.20	$.33	$.33

Year ended December 31, 2011
Net sales	$420.4	$537.5	$548.0	$437.4
Gross margin	146.4	197.0	210.9	194.1
Net income	60.3	89.0	85.9	85.8
Basic and diluted earnings per common share	$.52	$.77	$.74	$.74

In the first quarter of 2010 we recognized a non-cash $35.2 million income tax benefit related an increase in our German net operating loss carryforwards. See Note 10.

In the fourth quarter of 2010 we completed a secondary public offering of 8.97 million shares of our common stock which dilutes our earnings per share for the fourth quarter. See Note 13.

In the second quarter of 2011, we recognized a $3.3 million pre-tax interest charge related to the partial redemption of our Senior Secured Notes. See Note 9.

Our provision for income taxes in the third and fourth quarters of 2011 includes $13.2 million and $4.0 million, respectively, for U.S. incremental income taxes on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the repurchases of our Senior Secured Notes discussed in Note 9.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2010	2011
Current assets:
Cash and equivalents	$209.9	$7.8
Receivables from subsidiary	51.9	37.8
Marketable securities	—	20.9
Prepaid expenses	.3	.5
Deferred income taxes	—	.3

Total current assets	262.1	67.3

Other assets:
Investment in subsidiaries	733.5	945.7
Note receivable from Valhi	61.9	136.1
Marketable equity securities	49.7	98.4
Other	1.1	1.3

Total other assets	846.2	1,181.5

Total assets	$1,108.3	$1,248.8

Current liabilities:
Accounts payable and accrued liabilities	$4.0	$.6
Payable to affiliate and subsidiary	76.9	32.1

Total current liabilities	80.9	32.7

Noncurrent liabilities:
Notes payable to KII	217.7	210.9
Interest payable to KII	45.4	63.5
Deferred income taxes	3.1	17.4

Total noncurrent liabilities	266.2	291.8

Stockholders’ equity	761.2	924.3

Total liabilities and stockholders’ equity	$1,108.3	$1,248.8

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2009	2010	2011
Revenues and other income:
Equity in earnings (loss) of subsidiaries	$(18.2)	$145.4	$352.2
Interest income from affiliates	—	.6	3.7
Dividend and other income	—	—	2.3

Total revenues and other income	(18.2)	146.0	358.2

Costs and expenses:
General and administrative	3.4	3.0	4.2
Intercompany interest and other	21.3	20.1	21.1

Total costs and expenses	24.7	23.1	25.3

Income (loss) before income taxes	(42.9)	122.9	332.9
Provision for income taxes (benefit)	(8.2)	(7.7)	11.9

Net income (loss)	$(34.7)	$130.6	$321.0

The accompanying Notes are an integral part of the financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(34.7)	$130.6	$321.0
Depreciation and amortization	.1	.3	.1
Deferred income taxes	(.1)	.1	11.4
Equity in earnings of subsidiaries	18.2	(145.4)	(352.2)
Other, net	.6	.1	.2
Net change in assets and liabilities	35.3	10.0	81.8

Net cash provided by (used in) operating activities	19.4	(4.3)	62.3

Cash flows from investing activities:
Loan to Valhi:
Loans	—	(114.8)	(214.7)
Collections	—	52.9	140.5
Proceeds from sale of marketable securities	—	—	251.0
Purchase of marketable securities:
TIMET common stock	—	(43.5)	(30.4)
Valhi common stock	—	(2.5)	(12.8)
Mutual funds	—	(.1)	(272.8)
Other, net	(.2)	(.9)	(.5)

Net cash used in investing activities	(.2)	(108.9)	(139.7)

Cash flows from financing activities:
Issuance of common stock	—	337.6	—
Repayment of loan from NL	(19.2)	—	—
Dividends paid	—	(14.5)	(124.6)
Other	—	—	(.1)

Net cash provided by (used in) financing activities:	(19.2)	323.1	(124.7)

Net change during the year from operating, investing and financing activities	—	209.9	(202.1)
Balance at beginning of year	—	—	209.9

Balance at end of year	$—	$209.9	$7.8

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

Note 2 - Receivable from (payable to) subsidiaries and affiliates:

	December 31,
	2010	2011
	(In millions)
Current:
Receivable from:
Kronos Louisiana, Inc. (“KLA”)	$44.4	$23.5
KLA – income taxes	7.5	7.2
KII – income taxes	—	7.1

Total	$51.9	$37.8

Payable to:
Kronos (US), Inc.	$74.8	$23.5
Valhi – income taxes	2.1	8.6

Total	$76.9	$32.1

Noncurrent:
Note receivable from Valhi	$61.9	$136.1

Note payable to KII	$263.1	$274.4

Prior to 2009, KII loaned us an aggregate € 163.1 million ($209.5 million at the borrowing date) instead of paying us cash dividends. The original notes provided for a December 31, 2010 maturity date and required interest to be paid quarterly at an annual rate of 9.25%. Prior to 2009, the terms of these notes were modified to remove the requirements for quarterly interest payments and to extend the maturity date to December 31, 2013, and at December 31, 2010 and 2011 we had an aggregate of $45.4 million and $63.5 million, respectively, of accrued and unpaid interest on these loans. The notes are unsecured, contain no financial covenants and provide for default only upon our failure to pay any amount when due (subject to a short grace period). Due to the long-term investment nature of these notes, settlement of the principal and accrued interest balance of the notes is not contemplated within the foreseeable future. We currently expect that settlement of the principal and interest amount of the notes will occur through a capital transaction. We recognize interest expense on such notes as incurred. Until such time as the notes are settled, we will recognize interest expense on the promissory notes.

Note 3 – Investment in subsidiaries:

	December 31,
	2010	2011
	(In millions)
Investment in:
KLA	$214.3	$194.5
KC	76.9	100.0
KII	442.3	651.2

Total	$733.5	$945.7

	2009	2010	2011
	(In millions)
Equity in earnings (loss) from continuing operations of subsidiaries:
KLA	$14.4	$39.8	$68.4
KC	(.5)	5.8	40.4
KII	(32.1)	99.8	243.4

Total	$(18.2)	$145.4	$352.2