Form 10-Q
period 2012-03-31
KRONOS WORLDWIDE INC
filed 2012-05-09
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Number of shares of the Registrant’s common stock outstanding on April 30, 2012: 115,902,098.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2011	March 31, 2012
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$82.5	$47.9
Restricted cash	1.9	1.8
Marketable securities	20.9	—
Accounts and other receivables	299.9	432.3
Inventories	444.2	585.0
Prepaid expenses and other	5.7	6.7
Deferred income taxes	9.9	9.8

Total current assets	865.0	1,083.5

Other assets:
Investment in TiO2 manufacturing joint venture	89.2	108.0
Note receivable from Valhi	136.1	152.1
Marketable securities	98.4	88.1
Deferred income taxes	133.0	115.2
Other	16.7	18.1

Total other assets	473.4	481.5

Property and equipment:
Land	43.2	44.6
Buildings	226.6	233.4
Equipment	1,018.0	1,055.0
Mining properties	114.9	120.6
Construction in progress	27.0	27.5

	1,429.7	1,481.1

Less accumulated depreciation and amortization	944.2	984.0

Net property and equipment	485.5	497.1

Total assets	$1,823.9	$2,062.1

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2011	March 31, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$2.2	$2.0
Accounts payable and accrued liabilities	294.4	268.6
Income taxes	25.2	39.3
Deferred income taxes	6.2	6.3

Total current liabilities	328.0	316.2

Noncurrent liabilities:
Long-term debt	362.9	479.5
Deferred income taxes	41.0	41.3
Accrued pension cost	127.6	128.6
Accrued postretirement benefit cost	12.7	13.1
Other	27.4	28.5

Total noncurrent liabilities	571.6	691.0

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.0	1,399.0
Retained deficit	(290.1)	(170.6)
Accumulated other comprehensive loss	(185.8)	(174.7)

Total stockholders’ equity	924.3	1,054.9

Total liabilities and stockholders’ equity	$1,823.9	$2,062.1

Commitments and contingencies (Notes 8 and 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended March 31,
	2011	2012
	(unaudited)

Net sales	$420.4	$561.3
Cost of sales	274.0	299.8

Gross margin	146.4	261.5

Selling, general and administrative expense	43.7	48.8
Currency transaction gains, net	1.4	.1
Other operating expense, net	(1.7)	(3.4)

Income from operations	102.4	209.4

Other income (expense):
Interest and dividend income	1.7	2.3
Loss on prepayment of debt	(3.3)	—
Interest expense	(9.6)	(6.3)

Income before income taxes	91.2	205.4

Income tax expense	30.9	68.5

Net income	$60.3	$136.9

Net income per basic and diluted share	$.52	$1.18

Cash dividends per share	$.625	$.15

Weighted-average shares outstanding used in the calculation of net income per share	115.9	115.9

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended March 31,
	2011	2012
	(unaudited)
Net income	$60.3	$136.9

Other comprehensive income (loss), net of tax:
Marketable securities adjustment	4.5	(7.2)
Currency translation adjustment	12.2	16.6
Pension plans	1.6	1.7
OPEB plans	(.1)	—

Total other comprehensive income	18.2	11.1

Comprehensive income	$78.5	$148.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2012

(In millions)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	(unaudited)

Balance at December 31, 2011	$1.2	$1,399.0	$(290.1)	$(185.8)	$924.3

Net income	—	—	136.9	—	136.9

Other comprehensive income, net	—	—	—	11.1	11.1

Dividends paid	—	—	(17.4)	—	(17.4)

Balance at March 31, 2012	$1.2	$1,399.0	$(170.6)	$(174.7)	$1,054.9

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2011	2012
	(unaudited)

Cash flows from operating activities:
Net income	$60.3	$136.9
Depreciation and amortization	11.6	11.9
Deferred income taxes	10.3	24.1
Loss on prepayment of debt	3.3	—
Call premium paid	(2.5)	—
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(2.0)	(.1)
Other postretirement benefits	(.1)	—
Distributions from (contributions to) TiO2 manufacturing joint venture, net	1.1	(18.8)
Other, net	.3	.4
Change in assets and liabilities:
Accounts and other receivables	(55.7)	(162.4)
Inventories	(37.6)	(126.1)
Prepaid expenses	(.5)	(.8)
Accounts payable and accrued liabilities	17.1	(13.7)
Income taxes	9.1	12.9
Accounts with affiliates	7.6	29.6
Other, net	(1.1)	1.4

Net cash provided by (used in) operating activities	21.2	(104.7)

Cash flows from investing activities:
Capital expenditures	(13.3)	(23.3)
Change in restricted cash	.6	(1.6)
Loans to Valhi:
Loans	(38.2)	(43.9)
Collections	52.5	27.9
Proceeds from sale of marketable securities	92.0	21.1
Purchase of marketable securities:
Mutual funds	(197.8)	—
TIMET stock	(20.4)	—
Valhi stock	(4.6)	—

Net cash used in investing activities	(129.2)	(19.8)

Cash flows from financing activities:
Indebtedness:
Borrowings	113.3	107.4
Principal payments	(113.8)	(.4)
Dividends paid	(72.4)	(17.4)
Other, net	(.1)	—

Net cash provided by (used in) financing activities	(73.0)	89.6

Cash and cash equivalents - net change from:

Operating, investing and financing activities	(181.0)	(34.9)
Currency translation	2.7	.3
Balance at beginning of period	304.7	82.5

Balance at end of period	$126.4	$47.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2011	2012
	(unaudited)

Supplemental disclosures:
Cash paid for:
Interest (including call premium paid)	$5.9	$—
Income taxes	8.2	30.8
Accrual for capital expenditures	2.7	1.8

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI). At March 31, 2012, Valhi held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 30% of our common stock. Valhi owns approximately 83% of NL’s outstanding common stock. Approximately 95% of Valhi’s outstanding common stock is held by Contran Corporation and its subsidiaries. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on March 5, 2012 (2011 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

In May 2011, we implemented a 2-for-1 split of our common stock effected in the form of a stock dividend. We have adjusted all share and per-share disclosures for the first quarter of 2011 to give effect to the stock split. Cash dividends in the first quarter of 2011 include a $.50 per share special dividend.

Note 2 – Marketable securities:

Our marketable securities at March 31, 2012 consist of investments in the publicly-traded shares of related parties: Titanium Metals Corporation (TIMET), Valhi, NL and CompX International Inc. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock, and NL owns a majority of CompX’s outstanding common stock. All of our marketable securities at March 31, 2012 and December 31, 2011 are accounted for as available-for-sale, which are carried at fair value using quoted market prices in active markets for each marketable security, and represent a Level 1 input within the fair value hierarchy. See Note 12. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

Marketable security	Fair value measurement level	Market Value	Cost Basis	Unrealized gains (losses)
	(In millions)
As of December 31, 2011:
Current assets:
Mutual funds	1	$20.9	$21.1	$(.2)

Noncurrent assets:
TIMET common stock	1	$63.6	$73.9	$(10.3)
Valhi common stock	1	34.7	15.3	19.4
NL and CompX common stocks	1	.1	.1	—

Total		$98.4	$89.3	$9.1

As of March 31, 2012:
Noncurrent assets:
TIMET common stock	1	$57.5	$73.9	$(16.4)
Valhi common stock	1	30.5	15.3	15.2
NL and CompX common stocks	1	.1	.1	—

Total		$88.1	$89.3	$(1.2)

At March 31, 2012, we held approximately 4.2 million shares, or 2.4%, of TIMET’s outstanding common stock and approximately .6 million shares of Valhi’s common stock. We also held a nominal number of shares of CompX and NL common stocks.

The TIMET, Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

With respect to our investment in TIMET, our cost basis has exceeded its market value since October 2011, but we consider such decline in market price to be temporary at March 31, 2012. We considered all available evidence in reaching this conclusion, including our ability and intent to hold this investment for a reasonable period of time sufficient for the recovery of fair value, as evidenced by the amount of liquidity we currently have with cash on hand. We will continue to monitor the quoted market price for this investment. In this regard, as of May 1, 2012, the aggregate quoted market price for our shares of TIMET common stock was $11.1 million less than our aggregate cost basis. If we conclude in the future that a decline in value of one or more of these securities was other than temporary, we would recognize impairment through an income statement charge at that time. Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

In March 2012, Valhi announced a 3-for-1 split of its common stock. The distribution of the additional Valhi shares is subject to certain customary regulatory approvals, and is expected to occur on the close of business on May 10, 2012. Valhi’s stock split will have no financial statement impact to us, and our ownership interest in Valhi will not change as a result of the split.

At December 31, 2011, we held investments in various mutual funds which had a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds were liquidated for cash proceeds in the first quarter of 2012.

Note 3 – Accounts and other receivables:

	December 31, 2011	March 31, 2012
	(In millions)

Trade receivables	$247.2	$397.8
Receivable from affiliate - Louisiana Pigment Company, L.P.	29.6	—
Recoverable VAT and other receivables	22.3	33.5
Refundable income taxes	2.0	2.2
Allowance for doubtful accounts	(1.2)	(1.2)

Total	$299.9	$432.3

Note 4 – Inventories:

	December 31, 2011	March 31, 2012
	(In millions)

Raw materials	$89.6	$138.0
Work in process	17.3	21.9
Finished products	280.7	364.8
Supplies	56.6	60.3

Total	$444.2	$585.0

Note 5 – Other noncurrent assets:

	December 31, 2011	March 31, 2012
	(In millions)

Deferred financing costs, net	$2.0	$1.7
Restricted cash	5.4	7.3
Other	9.3	9.1

Total	$16.7	$18.1

Note 6 – Accounts payable and accrued liabilities:

	December 31, 2011	March 31, 2012
	(In millions)
Accounts payable	$186.6	$162.9
Employee benefits	35.3	30.6
Accrued sales discounts and rebates	11.9	10.2
Accrued interest	5.0	11.2
Payable to affiliates:
Income taxes, net - Valhi	8.6	8.8
Louisiana Pigment Company, L.P.	—	2.8
Other	47.0	42.1

Total	$294.4	$268.6

Note 7 – Long-term debt:

	December 31, 2011	March 31, 2012
	(In millions)
Kronos International, Inc. 6.5% Senior Secured Notes	$360.6	$371.0
Revolving European credit facility	—	106.4
Other	4.5	4.1

Total debt	365.1	481.5
Less current maturities	2.2	2.0

Total long-term debt	$362.9	$479.5

Senior Secured Notes – In March 2011, we redeemed €80 million of our €400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate of €40.8 million principal amount of the Senior Notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remain outstanding. We recognized a $3.3 million pre-tax interest charge related to the prepayment of the Senior Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Revolving European credit facility – During the first three months of 2012, we borrowed €80 million ($107.4 million when borrowed) under our European credit facility. The average interest rate on these borrowings at March 31, 2012 was 1.94%.

Canada – At March 31, 2012, an aggregate of Cdn. $7.3 million letters of credit were outstanding under our Canadian subsidiary’s loan agreement with the Bank of Montreal which provides solely for the issuance of up to Cdn. $10.0 million in letters of credit.

Restrictions and other – Our European credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2012. We believe that we will be able to comply with the financial covenants contained in our credit facility through its maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

At March 31, 2012, there were no restrictions on our ability to pay dividends. The terms of the indenture governing the 6.5% Senior Secured Notes limit the ability of our wholly owned subsidiary, Kronos International, Inc. (KII), to pay dividends and make other restricted payments. At March 31, 2012, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was $348.0 million.

Note 8 – Income taxes:

	Three months ended March 31,
	2011	2012
	(In millions)

Expected tax expense, at U.S. Federal statutory income tax rate of 35%	$31.9	$71.9
Non-U.S. tax rates	(3.0)	(7.7)
Incremental tax on earnings of non-U.S. companies	1.5	4.0
U.S. state income taxes, net	.3	.5
Other, net	.2	(.2)

Total	$30.9	$68.5

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including interest and penalties. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011, we received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.3 million (see Note 7). If the full amount of the proposed adjustment were ultimately to be assessed against us, the cash tax liability would be approximately $12.2 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 9 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2011	2012
	(In millions)

Service cost	$2.7	$2.6
Interest cost	5.9	5.8
Expected return on plan assets	(4.6)	(4.6)
Amortization of prior service cost	.4	.4
Amortization of net transition obligations	.1	.1
Recognized actuarial losses	1.6	2.0

Total	$6.1	$6.3

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended March 31,
	2011	2012
	(In millions)
Service cost	$.1	$.1
Interest cost	.1	.1
Amortization of prior service credit	(.2)	(.2)
Recognized actuarial losses	.1	.1

Total	$.1	$.1

Contributions – We expect our 2012 contributions for our pension and other postretirement plans to be approximately $27 million.

Note 10 – Other noncurrent liabilities:

	December 31, 2011	March 31, 2012
	(In millions)
Reserve for uncertain tax positions	$11.9	$12.5
Employee benefits	10.2	10.5
Other	5.3	5.5

Total	$27.4	$28.5

Note 11 – Commitments and contingencies:

From time-to-time, we are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our operations. In certain cases, we have insurance coverage for these items. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals we have already provided.

Please refer to our 2011 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 12 – Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2011 and March 31, 2012:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2011
Currency forward contracts	$(.8)	$(.8)	$—	$—
Current marketable securities (See Note 2)	20.9	20.9	—	—
Noncurrent marketable securities(See Note 2)	98.4	98.4	—	—

March 31, 2012
Currency forward contracts	$.2	$.2	$—	$—
Noncurrent marketable securities (See Note 2)	88.1	88.1	—	—

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

At March 31, 2012, we had currency forward contracts to exchange an aggregate of $36 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.0 to Cdn. $1.03 per U.S. dollar. These contracts with Wachovia Bank, National Association, mature from April 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option.

The estimated fair value of our currency forward contracts at March 31, 2012 was a $.2 million net asset, of which $.3 million is recognized as part of accounts and other receivables and $.1 million is recognized as part of accounts payable and accrued liabilities. There is also a corresponding $.2 million currency transaction gain recognized in our Condensed Consolidated Statement of Income. We are not currently using hedge accounting for our outstanding currency forward contracts at March 31, 2012, and we did not use hedge accounting for any of such contracts we previously held in 2011.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2011 and March 31, 2012.

	December 31, 2011		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$89.8	$89.8	$57.0	$57.0

Notes payable and long-term debt:
Fixed rate with market quotes - 6.5% Senior Secured Notes	$360.6	$362.6	$371.0	$375.6
European credit facility	—	—	106.4	106.4
Common stockholders’ equity	924.3	2,090.9	1,054.9	2,890.6

At December 31, 2011 and March 31, 2012, the estimated market price of the 6.5% Notes was approximately €1,004 and €1,011 per €1,000 principal amount, respectively. The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active. The fair values of variable interest rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 13 – Recent accounting standards:

In June 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. In accordance with ASU 2011-05, we now present our comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on our Condensed Consolidated Financial Statements.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For the three months ended March 31, 2012, approximately one-half of our sales volumes were into European markets. Our production facilities are located in Europe and North America.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are influenced in part by their expectations for future changes in market TiO2 selling prices as well as their expectations for future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products, with price and availability being the most significant competitive factors along with quality and customer service.

The factors having the most impact on our reported operating results are:

•	our TiO2 sales and production volumes,

•	TiO2 selling prices,

•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar) and

•	manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices and our TiO2 sales and production volumes. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Executive summary

We reported net income of $136.9 million, or $1.18 per share, in the first quarter of 2012 as compared to net income of $60.3 million, or $.52 per share, in the first quarter of 2011. Our net income for the first quarter 2012 is higher principally due to higher income from operations resulting from higher average selling prices and higher sales and production volumes in 2012.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

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

Results of operations

Quarter ended March 31, 2012 compared to the

quarter ended March 31, 2011 -

	Three months ended March 31,
	2011		2012
	(Dollars in millions)
Net sales	$420.4	100%	$561.3	100%
Cost of sales	274.0	65	299.8	53

Gross margin	146.4	35	261.5	47
Other operating income and expense, net	44.0	11	52.1	10

Income from operations	$102.4	24%	$209.4	37%

				% Change
TiO2 operating statistics:
Sales volumes*	125		130	5%
Production volumes*	133		140	5%

Percentage change in net sales:
TiO2 product pricing				34%
TiO2 sales volumes				5
TiO2 product mix				(3)
Changes in currency exchange rates				(2)

Total				34%

*	Thousands of metric tons

Current industry conditions – Throughout 2011 and continuing into 2012, our production facilities operated at full practical capacity rates. We also increased TiO2 selling prices, resulting in increased profitability and cash flows. Selling prices in the first quarter 2012 were 34% higher as compared to the first quarter of 2011, and our average selling prices at the end of the first quarter of 2012 were comparable to selling prices at the end of 2011. Global customer demand for our TiO2 products also remained strong throughout much of 2011. Although we did experience a softening of demand in the fourth quarter of 2011 as a result of customer destocking, customer demand in the first quarter of 2012 rebounded from the softness experienced in the fourth quarter of 2011. We expect demand will continue to strengthen during the remainder of 2012, and we anticipate we will be able to implement further TiO2 selling price increases.

We experienced increased costs for our raw materials such as ore and petroleum coke in 2011 and in the first quarter 2012. We expect further increases in raw material costs throughout 2012, as discussed below.

Overall, based on positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to increase in 2012 and the foreseeable future.

Net sales – Net sales in the first quarter of 2012 increased 34%, or $140.9 million, compared to the first quarter of 2011 primarily due to a 34% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices in the remainder of 2012 to continue to be higher than the comparable periods in 2011.

Our sales volumes increased 5% in the first quarter of 2012 as compared to the first quarter of 2011 due to increased customer demand, primarily in the North American and export markets. Our sales volumes in the first quarter of 2012 set a new record for a first quarter. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $9 million, or 2%, as compared to the first quarter of 2011.

Cost of sales – Cost of sales increased $25.8 million or 9% in the first quarter of 2012 compared to 2011 primarily due to the net impact of a 5% increase in sales volumes, a 5% increase in TiO2 production volumes, higher raw material costs of approximately $27 million (primarily feedstock ore and petroleum coke) and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 53% in the first quarter of 2012 compared to 65% in the first quarter of 2011 primarily due to the higher selling prices and higher production volumes in the first quarter of 2012. Our production volumes in the first quarter of 2012 set a new record for a first quarter. We expect further increases in our manufacturing costs during the remainder of 2012, as discussed below.

Income from operations – Income from operations increased by $107.0 million from $102.4 million in the first quarter of 2011 to $209.4 million in the first quarter of 2012. Income from operations as a percentage of net sales increased to 37% in the first quarter of 2012 from 24% in the same period of 2011. This increase was driven by the improvement in gross margin, which increased to 47% for the first quarter of 2012 compared to 35% for the first quarter of 2011. Our gross margin has increased primarily because of higher selling prices, higher sales volumes and higher production volumes all of which more than offset the impact of higher manufacturing costs (primarily raw materials). Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations. We estimate that changes in currency exchange rates decreased income from operations by approximately $3 million in the first quarter of 2012 as compared to the same period in 2011.

Other non-operating income (expense) – On March 24, 2011, we redeemed €80 million of our 6.5% Senior Secured Notes, and borrowed under our European revolving credit facility. As a result, we recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. See Note 7 to our Condensed Consolidated Financial Statements.

Interest expense decreased $3.3 million from $9.6 million in the first quarter of 2011 to $6.3 million in the first quarter of 2012 due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes made in the third and fourth quarters of 2011. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision – Our income tax provision was $68.5 million in the first quarter of 2012 compared to $30.9 million in the same period last year. This increase is primarily due to our increased earnings. See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss carryforwards in Germany (the equivalent of $799 million and $188 million for German corporate and trade tax purposes, respectively, at December 31, 2011). At March 31, 2012, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended March 31, 2012 vs March 31, 2011
	Transaction gains recognized			Translation loss- impact of rate changes	Total currency impact 2012 vs 2011
	2011	2012	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(9)	$(9)
Income from operations	1	—	(1)	(2)	(3)

Outlook

During the first quarter of 2012 we operated our production facilities at full practical capacity levels, consistent with our operating rates throughout 2011. While we will continue to work on debottlenecking projects in 2012 to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity. We currently expect to operate our facilities in 2012 at production levels consistent with or slightly lower than 2011.

The overall strengthening global demand for TiO2 we experienced in the first quarter of 2012 is expected to continue through the remainder of the year. We currently expect our sales volumes to increase in 2012 as compared to 2011, and our 2012 sales volumes to exceed our 2012 production volumes.

We implemented significant increases in TiO2 selling prices throughout 2011 and raised prices in certain markets in the first quarter of 2012. Our average TiO2 selling prices were 34% higher in the first quarter of 2012 as compared to the first quarter of 2011, and our average selling prices at the end of the first quarter of 2012 were comparable to prices at the end of 2011. Based on product demand levels and increases in our manufacturing costs discussed below, we anticipate our average selling prices will increase during the remainder of 2012, including increases to offset the impact of our expected higher manufacturing costs.

During 2012, we expect to see significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Overall, we currently expect our per metric ton cost of TiO2 we produce in 2012 will increase approximately 50% to 60% as compared to 2011, primarily due to higher feedstock ore costs. Our cost of sales per metric ton of TiO2 sold in calendar 2012 is consequently expected to be significantly higher as compared to calendar 2011. However, our cost of sales per metric ton of TiO2 sold in the first quarter of 2012 is significantly lower as compared to our expected cost of sales per metric ton of TiO2 sold in the remainder of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 was produced with lower-cost feedstock ore. Given the current conditions in the TiO2 industry, if our costs of production exceed our current expectations in 2012 and demand for TiO2 remains strong, we believe we could recoup such higher costs through additional selling price increases.

Overall, we expect income from operations will be higher in 2012 as compared to 2011, as the favorable effects of higher selling prices and sales volumes will more than offset the impact of higher production costs.

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

Our cash provided by operating activities was $21.2 million in the first three months of 2011 compared to $104.7 million of cash used in the first three months of 2012. This $125.9 million decrease in the amount of cash provided was primarily due to the net effects of the following items:

•	Higher income from operations in 2012 of $107.0 million;

•	Higher contributions to our TiO2 manufacturing joint venture in 2012 of $19.9 million, primarily to support the joint venture’s higher working capital needs associated with higher-cost feedstock ore;

•

Higher net cash used from relative changes in our inventories, receivables, payables and accruals in 2012 of $204.3 million, primarily due to the relative increases in our inventories and receivables, as discussed below;

•	Higher net cash paid for income taxes in 2012 of $22.6 million resulting from our increased profitability; and

•

Lower cash paid for interest in 2012 of $5.9 million, primarily due to the $2.5 million call premium associated with the redemption of €80 million of our 6.5% Senior Secured Notes in 2011, as well as the interest on the Senior Notes paid at redemption.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•	Our average days sales outstanding, or DSO, increased from December 31, 2011 to March 31, 2012 due to higher sales volumes and selling prices we achieved in the first quarter of 2012; and

•

Our average days sales in inventory, or DSI, increased from December 31, 2011 to March 31, 2012 principally due to the higher cost of our inventories resulting primarily from higher feedstock ore costs. Strong production from 2011 continued into the first quarter of 2012 resulting in higher inventory levels in advance of the spring paint season.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	March 31,	December 31,	March 31,
	2010	2011	2011	2012
DSO	55 days	60 days	55 days	69 days
DSI	52 days	63 days	104 days	110 days

Investing activities

Our capital expenditures of $13.3 million and $23.3 million in the three months ended March 31, 2011 and 2012, respectively, were primarily to maintain and improve the cost-effectiveness of our existing manufacturing facilities.

During the three months ended March 31, 2012, we:

•	loaned a net $16.0 million under our unsecured revolving demand promissory note with Valhi; and

•	sold $21.1 million in mutual fund marketable securities.

Financing activities

During the three months ended March 31, 2012, we:

•	borrowed €80 million ($107.4 million when borrowed) on our European credit facility; and

•	paid a quarterly dividend to stockholders of $.15 per share for an aggregate dividend of $17.4 million.

Outstanding debt obligations

At March 31, 2012, our consolidated debt comprised:

•	€279.2 million principal amount of our 6.5% Senior Secured Notes ($371.0 million) due in April 2013;

•	€80 million ($106.4 million) under our European revolving credit facility which matures in October 2013; and

•	approximately $4.1 million of other indebtedness.

With respect to the €279.2 million principal amount outstanding at March 31, 2012 of our Senior Secured Notes due in April 2013, we have commenced efforts to refinance the Senior Notes, and have engaged a financial advisor to assist us in these efforts. The definitive terms of any such refinancing have not yet been determined, and while there can be no assurance that we would be able to complete a refinancing on terms acceptable to us, we believe we will be able to refinance the remaining Senior Notes before their maturity date.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at March 31, 2012. See Note 7 to our Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries. Our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. None of our subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries as collateral for the Senior Secured Notes. The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments. At March 31, 2012, the maximum amount of dividends and other restricted payments that KII could make (the “Restricted Payment Basket”) was approximately $348.0 million.

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

At March 31, 2012, we had aggregate cash, cash equivalents and restricted cash on hand of $57.0 million. Of such $57.0 million aggregate cash, cash equivalents and restricted cash, $36.3 million was held by non-U.S. subsidiaries. At March 31, 2012, we had borrowed the full €80 million under our European credit facility. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2013) and our long-term obligations (defined as the five-year period ending March 31, 2017, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $74 million in capital expenditures to maintain and improve our existing facilities during 2012, including the $23.3 million we have spent through March 31, 2012.

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

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2011 Annual Report.

Commitments and contingencies

See Notes 8 and 11 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

See Note 13 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and refer you to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 12 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our

Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2012.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 11 of the Condensed Consolidated Financial Statements and to our 2011 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2011 Annual report. There have been no material changes to such risk factors during the three months ended March 31, 2012.

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

Kronos Worldwide, Inc. (Registrant)

Date: May 8, 2012	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2012	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)