Form 10-Q
period 2012-06-30
KRONOS WORLDWIDE INC
filed 2012-08-09
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Number of shares of the Registrant’s common stock outstanding on July 31, 2012: 115,906,598.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82.5	$91.6
Restricted cash	1.9	2.0
Marketable securities	20.9	—
Accounts and other receivables	299.9	437.9
Inventories	444.2	641.3
Prepaid expenses and other	5.7	6.1
Deferred income taxes	9.9	9.8

Total current assets	865.0	1,188.7

Other assets:
Investment in TiO2 manufacturing joint venture	89.2	108.6
Note receivable from Valhi	136.1	154.9
Marketable securities	98.4	69.6
Deferred income taxes	133.0	106.3
Other	16.7	20.8

Total other assets	473.4	460.2

Property and equipment:
Land	43.2	41.9
Buildings	226.6	220.6
Equipment	1,018.0	998.6
Mining properties	114.9	114.1
Construction in progress	27.0	31.2

	1,429.7	1,406.4

Less accumulated depreciation and amortization	944.2	939.5

Net property and equipment	485.5	466.9

Total assets	$1,823.9	$2,115.8

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2011	June 30, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2.2	$21.7
Accounts payable and accrued liabilities	294.4	339.4
Income taxes	25.2	25.0
Deferred income taxes	6.2	5.9

Total current liabilities	328.0	392.0

Noncurrent liabilities:
Long-term debt	362.9	475.3
Deferred income taxes	41.0	34.8
Accrued pension cost	127.6	119.0
Accrued postretirement benefit cost	12.7	12.9
Other	27.4	27.8

Total noncurrent liabilities	571.6	669.8

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.0	1,399.1
Retained deficit	(290.1)	(123.5)
Accumulated other comprehensive loss	(185.8)	(222.8)

Total stockholders’ equity	924.3	1,054.0

Total liabilities and stockholders’ equity	$1,823.9	$2,115.8

Commitments and contingencies (Notes 8 and 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)
Net sales	$537.5	$545.3	$957.9	$1,106.6
Cost of sales	340.5	382.0	614.5	681.8

Gross margin	197.0	163.3	343.4	424.8

Selling, general and administrative expense	51.1	47.1	94.8	95.9
Currency transaction gains, net	.9	.4	2.3	.5
Other operating expense, net	(2.6)	(6.0)	(4.3)	(9.4)

Income from operations	144.2	110.6	246.6	320.0

Other income (expense):
Interest and dividend income	1.7	2.0	3.4	4.3
Loss on prepayment of debt	—	(7.2)	(3.3)	(7.2)
Interest expense	(8.5)	(6.7)	(18.1)	(13.0)

Income before income taxes	137.4	98.7	228.6	304.1

Income tax expense	48.4	34.2	79.3	102.7

Net income	$89.0	$64.5	$149.3	$201.4

Net income per basic and diluted share	$.77	$.56	$1.29	$1.74

Cash dividends per share	$.15	$.15	$.775	$.30

Weighted-average shares used in the calculation of net income per share	115.9	115.9	115.9	115.9

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)
Net income	$89.0	$64.5	$149.3	$201.4

Other comprehensive income (loss), net of tax:
Marketable securities adjustment	5.5	(10.7)	10.0	(17.9)
Currency translation adjustment	1.7	(39.1)	13.9	(22.5)
Pension plans	1.5	1.8	3.1	3.5
OPEB plans	(.1)	(.1)	(.2)	(.1)

Total other comprehensive income (loss)	8.6	(48.1)	26.8	(37.0)

Comprehensive income	$97.6	$16.4	$176.1	$164.4

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2012

(In millions)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	(unaudited)
Balance at December 31, 2011	$1.2	$1,399.0	$(290.1)	$(185.8)	$924.3

Net income	—	—	201.4	—	201.4

Other comprehensive income, net	—	—	—	(37.0)	(37.0)

Issuance of common stock	—	.1	—	—	.1

Dividends paid	—	—	(34.8)	—	(34.8)

Balance at June 30, 2012	$1.2	$1,399.1	$(123.5)	$(222.8)	$1,054.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$149.3	$201.4
Depreciation and amortization	23.8	23.9
Deferred income taxes	28.7	28.2
Loss on prepayment of debt	3.3	7.2
Call premium and interest paid on Senior Notes redeemed	(2.5)	(6.2)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(.8)	(.6)
Other postretirement benefits	(.1)	.1
Distributions from (contributions to) TiO2 manufacturing joint venture, net	3.0	(19.4)
Other, net	1.8	2.4
Change in assets and liabilities:
Accounts and other receivables	(119.0)	(167.4)
Inventories	(17.0)	(218.0)
Prepaid expenses	1.7	(.5)
Accounts payable and accrued liabilities	(5.2)	45.5
Income taxes	11.7	(.2)
Accounts with affiliates	1.4	34.7
Other, net	.1	1.9

Net cash provided by (used in) operating activities	80.2	(67.0)

Cash flows from investing activities:
Capital expenditures	(24.6)	(31.9)
Change in restricted cash equivalents	.2	(2.0)
Loans to Valhi:
Loans	(82.9)	(68.6)
Collections	75.8	49.8
Proceeds from sale of marketable securities – mutual funds	162.0	21.1
Purchase of marketable securities:
Mutual funds	(241.3)	—
TIMET stock	(30.4)	—
Valhi stock	(12.8)	—
Other, net	(5.1)	—

Net cash used in investing activities	(159.1)	(31.6)

Cash flows from financing activities:
Indebtedness:
Borrowings	113.3	501.4
Principal payments	(179.5)	(353.1)
Dividends paid	(89.8)	(34.8)
Deferred financing fees	—	(4.5)
Other, net	(.1)	—

Net cash provided by (used in) financing activities	(156.1)	109.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In millions)

	Six months ended June 30,
	2011	2012
	(unaudited)
Cash and cash equivalents – net change from:
Operating, investing and financing activities	(235.0)	10.4
Currency translation	2.5	(1.3)
Balance at beginning of period	304.7	82.5

Balance at end of period	$72.2	$91.6

Supplemental disclosures:
Cash paid for:
Interest (including call premium paid)	$21.4	$22.0
Income taxes	40.0	72.1
Accrual for capital expenditures	6.7	3.2

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI). At June 30, 2012, Valhi held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 30% of our common stock. Valhi owns approximately 83% of NL’s outstanding common stock. Approximately 95% of Valhi’s outstanding common stock is held by Contran Corporation and its subsidiaries. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on March 5, 2012 (2011 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

In May 2011, we implemented a 2-for-1 split of our common stock effected in the form of a stock dividend. We have adjusted all share and per-share disclosures for all periods presented prior to May 2011 to give effect to the stock split. Cash dividends in the first quarter of 2011 include a $.50 per share special dividend.

Note 2 – Marketable securities:

Our marketable securities at June 30, 2012 consist of investments in the publicly-traded shares of related parties: Titanium Metals Corporation (TIMET), Valhi, NL and CompX International Inc. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock, and NL owns a majority of CompX’s outstanding common stock. All of our marketable securities at June 30, 2012 and December 31, 2011 are accounted for as available-for-sale, which are carried at fair value using quoted market prices in active markets for each marketable security, and represent a Level 1 input within the fair value hierarchy. See Note 12. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

Marketable security	Fair value measurement level	Market Value	Cost Basis	Unrealized gains (losses)
		(In millions)
As of December 31, 2011:
Current assets:
Mutual funds	1	$20.9	$21.1	$(.2)

Noncurrent assets:
TIMET common stock	1	$63.6	$73.9	$(10.3)
Valhi common stock	1	34.7	15.3	19.4
NL and CompX common stocks	1	.1	.1	—

Total		$98.4	$89.3	$9.1

As of June 30, 2012:
Noncurrent assets:
TIMET common stock	1	$48.0	$73.9	$(25.9)
Valhi common stock	1	21.5	15.3	6.2
NL and CompX common stocks	1	.1	.1	—

Total		$69.6	$89.3	$(19.7)

At December 31, 2011 and June 30, 2012, we held approximately 4.2 million shares, or 2.4%, of TIMET’s outstanding common stock and approximately 1.7 million shares of Valhi’s common stock. At June 30, 2012, the quoted market price of TIMET’s and Valhi’s common stock was $11.31 and $12.49 per share, respectively. At December 31, 2011, such quoted market prices were $14.98 and $20.16 per share, respectively. In May 2012, Valhi implemented a 3-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to May 2012 to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split. We also held a nominal number of shares of CompX and NL common stocks.

The TIMET, Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

With respect to our investment in TIMET, our cost basis has exceeded its market value since October 2011 but we consider such decline in market price to be temporary at June 30, 2012. We considered all available evidence in reaching this conclusion, including our ability and intent to hold this investment for a reasonable period of time sufficient for the recovery of fair value, as evidenced by the amount of liquidity we currently have with cash on hand. We will continue to monitor the quoted market price for this investment. In this regard, as of August 3, 2012, the aggregate quoted market price for our shares of TIMET common stock was $22.4 million less than our aggregate cost basis. If we conclude in the future that a decline in value of one or more of these securities was other than temporary, we would recognize impairment through an income statement charge at that time. Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

At December 31, 2011, we held investments in various mutual funds which had a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds were liquidated for cash proceeds in the first quarter of 2012.

Note 3 – Accounts and other receivables:

	December 31, 2011	June 30, 2012
	(In millions)
Trade receivables	$247.2	$391.7
Receivable from affiliate - Louisiana Pigment Company, L.P.	29.6	20.0
Recoverable VAT and other receivables	22.3	25.0
Refundable income taxes	2.0	2.3
Allowance for doubtful accounts	(1.2)	(1.1)

Total	$299.9	$437.9

Note 4 – Inventories:

	December 31, 2011	June 30, 2012
	(In millions)
Raw materials	$89.6	$208.9
Work in process	17.3	16.1
Finished products	280.7	357.2
Supplies	56.6	59.1

Total	$444.2	$641.3

Note 5 – Other noncurrent assets:

	December 31, 2011	June 30, 2012
	(In millions)
Deferred financing costs, net	$2.0	$5.8
Restricted cash	5.4	7.2
Other	9.3	7.8

Total	$16.7	$20.8

Note 6 – Accounts payable and accrued liabilities:

	December 31, 2011	June 30, 2012
	(In millions)
Accounts payable	$186.6	$233.8
Employee benefits	35.3	26.3
Accrued sales discounts and rebates	11.9	12.2
Accrued interest	5.0	1.3
Payable to affiliates:
Income taxes, net – Valhi	8.6	9.9
Louisiana Pigment Company, L.P.	—	21.4
Other	47.0	34.5

Total	$294.4	$339.4

Note 7 – Long-term debt:

	December 31, 2011	June 30, 2012
	(In millions)
Term loan	$—	$394.0
Kronos International, Inc. 6.5% Senior Secured Notes	360.6	—
Revolving European credit facility	—	99.5
Other	4.5	3.5

Total debt	365.1	497.0
Less current maturities	2.2	21.7

Total long-term debt	$362.9	$475.3

Term Loan – On June 13, 2012, we entered into a $400 million term loan. We used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes (€279.2 million principal amount outstanding), as discussed below. The term loan was issued at 98.5% of the principal amount, or an aggregate of $394 million. The term loan provides for an additional $100 million of term loan borrowings in the future under certain conditions. The remaining net proceeds of the term loan, plus any additional term loan which might be borrowed in the future, are available for our general corporate purposes. The term loan permits the continued payment of regular quarterly dividends as well as the payment of special dividends, if any. The term loan:

•

bears interest, at our option, at LIBOR (with LIBOR no less than 1.0%) plus 4.75% or the base rate, as defined in the agreement, plus 3.75%. The average interest rate on these borrowings at June 30, 2012, and the period from issuance to June 30, 2012, was 5.75% and 6.25%, respectively;

•

requires quarterly principal repayments of $5.0 million commencing in September 2012, other mandatory principal repayments of formula-determined amounts under specified conditions with all remaining principal balance due in June 2018. Voluntary principal prepayments are permitted at any time (without penalty);

•

is collateralized by, among other things, a first priority lien on (i) 100% of the common stock of certain of our U.S. wholly-owned subsidiaries, (ii) 65% of the common stock or other ownership interest of our Canadian subsidiary (Kronos Canada, Inc.) and certain first-tier European subsidiaries (Kronos Titan GmbH and Kronos Denmark ApS) and (iii) a $362.1 million unsecured promissory note issued by our wholly-owned subsidiary, Kronos International, Inc. (KII) to us;

•	is also collateralized by a second priority lien on all of the U.S. assets which collateralize our new North American revolving facility, as discussed below;

•

contains a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and requires the maintenance of a specified financial covenant (leverage to EBITDA, as defined) to be less than or equal to 3.5 to 1.0; and

•	contains customary default provisions, including a default under any of our other indebtedness in excess of $50 million.

The carrying amount of the term loan includes unamortized original issue discount of $6.0 million at June 30, 2012.

Senior Secured Notes – In March 2011, we redeemed €80 million of our €400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate of €40.8 million principal amount of the Senior Notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remained outstanding. We recognized a $3.3 million pre-tax interest charge related to the prepayment of the Senior Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Immediately upon the June 2012 issuance of the term loan as discussed above, we sent a request to the trustee under the indenture for the Senior Notes, asking that all remaining Senior Notes be called for redemption on July 20, 2012. We also directed that a portion of the proceeds from the new term loan be irrevocably sent to the trustee, in an amount sufficient to pay the principal, call premium at 1.01083% of the principal amount and all accrued and unpaid interest due through the July 20, 2012 redemption date. Upon the trustee’s confirmation of receipt of such funds on June 14, 2012, the trustee discharged our obligations under the indenture and released the liens on all collateral thereunder. Because we were released as being the primary obligor under the indenture as of June 14, 2012, the Senior Notes were derecognized as of that date along with the funds irrevocably sent to the trustee to effect the July 20, 2012 redemption. We recognized an aggregate $7.2 million pre-tax charge related to the early extinguishment of debt in the second quarter of 2012, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Revolving North American credit facility – Also in June 2012, we entered into a $125 million revolving bank credit facility which matures June 2017. Borrowings under the revolving credit facility are available for our general corporate purposes. Available borrowings on this facility are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, of certain of our North American subsidiaries less any outstanding letters of credit up to $15 million issued under the facility (with revolving borrowings by our Canadian subsidiary limited to $25 million). Any amounts outstanding under the revolving credit facility bear interest, at our option, at LIBOR plus a margin ranging from 1.5% to 2.0% or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 1.0%. The credit facility is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions which, among other things, restricts the borrowers’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and under certain conditions requires the maintenance of a specified financial covenant (fixed charge coverage ratio, as defined) to be at least 1.0 to 1.0. At June 30, 2012, we had no outstanding borrowings under this revolving credit facility and approximately $125 million was available for borrowing.

Revolving European credit facility – During the first six months of 2012, we borrowed €80 million ($107.4 million when borrowed) under our European credit facility. The average interest rate on these borrowings as of and for the six-months ended June 30, 2012 was 1.88% and 1.94%, respectively.

Canada – At June 30, 2012, an aggregate of Cdn. $7.3 million letters of credit were outstanding under our Canadian subsidiary’s loan agreement with the Bank of Montreal which provides solely for the issuance of up to Cdn. $10.0 million in letters of credit.

Restrictions and other – Our European credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. Our new term loan and North American revolving credit facility also contain restrictive covenants, as described above. We are in compliance with all of our debt covenants at June 30, 2012. We believe that we will be able to comply with the financial covenants contained in our credit facilities and term loan through their maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance. At June 30, 2012, there were no restrictions on our ability to pay dividends.

Note 8 – Income taxes:

	Six months ended June 30,
	2011	2012
	(In millions)
Expected tax expense, at U.S. Federal statutory income tax rate of 35%	$80.0	$106.4
Non-U.S. tax rates	(7.5)	(11.7)
Incremental tax on earnings of non-U.S. companies	4.7	5.7
U.S. state income taxes, net	.7	1.7
Other, net	1.4	.6

Total	$79.3	$102.7

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including interest and penalties. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 and 2012, we received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.3 million (see Note 7). If the full amount of the proposed adjustment were ultimately to be assessed against us, the cash tax liability would be approximately $15.2 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 9 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)
Service cost	$2.8	$2.6	$5.5	$5.2
Interest cost	6.3	5.8	12.2	11.6
Expected return on plan assets	(4.9)	(4.6)	(9.5)	(9.2)
Amortization of prior service cost	.4	.4	.8	.8
Amortization of net transition obligations	.1	.1	.2	.2
Recognized actuarial losses	1.7	2.0	3.3	4.0

Total	$6.4	$6.3	$12.5	$12.6

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)
Service cost	$—	$—	$.1	$.1
Interest cost	.2	.2	.3	.3
Amortization of prior service credit	(.2)	(.1)	(.4)	(.3)
Recognized actuarial loss	—	.1	.1	.2

Total	$—	$.2	$.1	$.3

Contributions – We expect our 2012 contributions for our pension and other postretirement plans to be approximately $27 million.

Note 10 – Other noncurrent liabilities:

	December 31, 2011	June 30, 2012
	(In millions)
Reserve for uncertain tax positions	$11.9	$13.0
Employee benefits	10.2	9.6
Other	5.3	5.2

Total	$27.4	$27.8

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

Note 12 – Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2011 and June 30, 2012:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2011
Currency forward contracts	$(.8)	$(.8)	$—	$—
Current marketable securities (See Note 2)	20.9	20.9	—	—
Noncurrent marketable securities (See Note 2)	98.4	98.4	—	—

June 30, 2012
Currency forward contracts	$(.1)	$(.1)	$—	$—
Noncurrent marketable securities (See Note 2)	69.6	69.6	—	—

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

At June 30, 2012, we had currency forward contracts to exchange:

•

an aggregate of $24.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.0 to Cdn. $1.03 per U.S. dollar. These contracts with Wells Fargo Bank, N.A. mature from July 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option; and

•

an aggregate $30.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.99 to kroner 6.05 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from August 2012 through May 2013.

The estimated fair value of our currency forward contracts at June 30, 2012 was a $.1 million net liability, of which $.2 million is recognized as part of accounts and other receivables and $.3 million is recognized as part of accounts payable and accrued liabilities. There is also a corresponding $.1 million currency transaction loss recognized in our Condensed Consolidated Statement of Income. We are not currently using hedge accounting for our outstanding currency forward contracts at June 30, 2012, and we did not use hedge accounting for any of such contracts we previously held in 2011.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2011 and June 30, 2012.

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash, cash equivalents and restricted cash	$89.8	$89.8	$100.8	$100.8

Notes payable and long-term debt:
Fixed rate with market quotes - 6.5% Senior Secured Notes	360.6	362.6	—	—
European credit facility	—	—	99.5	99.5
Term loan	—	—	394.0	394.0
Common stockholders’ equity	924.3	2,090.9	1,054.0	1,830.2

At December 31, 2011, the estimated market price of the 6.5% Notes was approximately €1,004 per €1,000 principal amount. The fair value of our 6.5% Notes was based on quoted market prices at December 31, 2011; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade were not active. The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. The fair values of variable interest rate debt represent Level 2 inputs, and are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For the six months ended June 30, 2012, approximately one-half of our sales volumes were into European markets. Our production facilities are located in Europe and North America.

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

The factors having the most impact on our reported operating results are:

•	our TiO2 sales and production volumes,

•	TiO2 selling prices,

•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and Canadian dollar) and

•	manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices and our TiO2 sales and production volumes. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Executive summary

We reported net income of $64.5 million, or $.56 per share, in the second quarter of 2012 as compared to net income of $89.0 million, or $.77 per share, in the second quarter of 2011. For the first six months of 2012, we reported net income of $201.4 million, or $1.74 per share, compared to net income of $149.3 million, or $1.29 per share, in the first six months of 2011. Our net income for the second quarter of 2012 is lower as compared to the same period of 2011 due to lower income from operations resulting from lower sales and production volumes and higher raw material costs, partially offset by higher selling prices. Our net income for the first six months of 2012 is higher as compared to the first six months of 2011 due to higher income from operations resulting principally from higher selling prices, partially offset by lower sales and production volumes and higher raw material costs.

Our results in the first six months of 2011 include an aggregate first quarter charge of $3.3 million ($2.2 million, or $.02 per share, net of income tax benefit) consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the March 2011 redemption of €80 million principal amount of our Senior Notes. Our results in the first six months of 2012 include an aggregate second quarter charge of $7.2 million ($4.7 million, or $.04 per share, net of income tax benefit) consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the June 2012 redemption of the remaining €279.2 million principal amount of our Senior Notes.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of our business;

•	Customer inventory levels;

•	Changes in raw material and other operating costs (such as energy and ore costs);

•	Changes in the availability of raw materials (such as ore);

•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2);

•	Competitive products and substitute products;

•	Customer and competitor strategies;

•	Potential consolidation of our competitors;

•	The impact of pricing and production decisions;

•	Competitive technology positions;

•	The introduction of trade barriers;

•	Possible disruption of our business, or increases in our cost of doing business, resulting from terrorist activities or global conflicts;

•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro;

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

Results of operations

Quarter ended June 30, 2012 compared to the

quarter ended June 30, 2011

	Three months ended June 30,
	2011		2012
	(Dollars in millions)
Net sales	$537.5	100%	$545.3	100%
Cost of sales	340.5	63	382.0	70

Gross margin	197.0	37	163.3	30
Other operating income and expense, net	52.8	10	52.7	10

Income from operations	$144.2	27%	$110.6	20%

				% Change
TiO2 operating statistics:
Sales volumes*	146		123	(16)%
Production volumes*	142		118	(17)%

Percentage change in net sales:
TiO2 product pricing				24%
TiO2 sales volumes				(16)
TiO2 product mix				(2)
Changes in currency exchange rates				(5)

Total				1%

*	Thousands of metric tons

Current industry conditions – Throughout 2011 and continuing into the first quarter of 2012, our production facilities operated at full practical capacity rates. During the second quarter of 2012, we operated our facilities at approximately 86% of practical capacity, primarily in order to align production and inventory levels with decreased demand. We also increased TiO2 selling prices throughout 2011. As a result, our average selling prices in the second quarter 2012 were 24% higher as compared to the second quarter of 2011, and our average selling prices at the end of the second quarter of 2012 were comparable to selling prices at the end of 2011. Global customer demand for TiO2 products also remained strong throughout much of 2011. Although we did experience a softening of demand in the fourth quarter of 2011 as a result of customer destocking, customer demand in the first quarter of 2012 rebounded from the softness experienced in the fourth quarter of 2011. Aggregate global demand for TiO2 products softened again in the second quarter of 2012 in line with global economic conditions, although markets in North America and certain export markets continue to show relative strength. We expect demand for TiO2 products will increase as economic conditions improve in the various regions of the world.

Net sales – Net sales in the second quarter of 2012 increased 1%, or $7.8 million, compared to the second quarter of 2011 primarily due to the net effects of a 24% increase in average TiO2 selling prices (which increased net sales by approximately $129 million) and a 16% decrease in sales volume (which decreased net sales by approximately $86 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on the increases in our TiO2 selling prices we implemented throughout 2011 and the current conditions in the TiO2 industry, we currently expect our average selling prices for the remainder of 2012 to continue to be higher than the comparable periods in 2011.

Our sales volumes decreased 16% in the second quarter of 2012 as compared to the second quarter of 2011 due to lower customer demand, primarily in European and certain export markets. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $27 million, or 5%, as compared to the second quarter of 2011.

Cost of sales – Cost of sales increased $41.5 million or 12% in the second quarter of 2012 compared to 2011 due to the net impact of higher raw material costs of approximately $90 million (primarily feedstock ore and petroleum coke), a 16% decrease in sales volumes, a 17% decrease in TiO2 production volumes, an increase in maintenance costs of $2.9 million and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 70% in the second quarter of 2012 compared to 63% in the second quarter of 2011, primarily due to the net effect of higher raw material costs, lower production volumes and higher average selling prices. We expect further increases in our manufacturing costs during the remainder of 2012, as discussed below.

Gross margin and income from operations – Income from operations decreased by $33.6 million from $144.2 million in the second quarter of 2011 to $110.6 million in the second quarter of 2012. Income from operations as a percentage of net sales decreased to 20% in the second quarter of 2012 from 27% in the same period of 2011. This decrease was driven by the decline in gross margin, which decreased to 30% for the second quarter of 2012 compared to 37% for the second quarter of 2011. As discussed and quantified above, our gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), lower sales volumes and lower production volumes, and higher selling prices. Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations. We estimate that changes in currency exchange rates decreased income from operations by approximately $1 million in the second quarter of 2012 as compared to the same period in 2011.

Other non-operating income (expense) – In June 2012, we entered into a new $400 million term loan. We used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes due April 2013 (€279.2 million principal amount outstanding). As a result, we recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of debt, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. See Note 7 to our Condensed Consolidated Financial Statements.

Interest expense decreased $1.8 million from $8.5 million in the second quarter of 2011 to $6.7 million in the second quarter of 2012 primarily due to lower average debt levels of our 6.5% Senior Notes resulting from the March 2011 redemption and open market purchases in the third and fourth quarters of 2011. As discussed above, the remaining Senior Notes were derecognized in June 2012.

We expect interest expense for the remainder of 2012 to be comparable to the same periods in 2011 due to the net effect of higher average outstanding debt levels associated with borrowings under the new term loan and European revolver, and lower average interest rates on outstanding borrowings, as the term loan and European revolver bear interest at a lower average interest rate compared to the redeemed 6.5% Senior Notes.

Income tax provision – Our income tax provision was $34.2 million in the second quarter of 2012 compared to an income tax provision of $48.4 million in the same period last year. This decrease is primarily due to our decreased earnings. See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss carryforwards in Germany (the equivalent of $799 million and $188 million for German corporate and trade tax purposes, respectively, at December 31, 2011). At June 30, 2012, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Six months ended June 30, 2012 compared to the

six months ended June 30, 2011

	Six months ended June 30,
	2011		2012
	(Dollars in millions)
Net sales	$957.9	100%	$1,106.6	100%
Cost of sales	614.5	64	681.8	62

Gross margin	343.4	36	424.8	38
Other operating income and expense, net	96.8	10	104.8	9

Income from operations	$246.6	26%	$320.0	29%

				% Change
TiO2 operating statistics:
Sales volumes*	271		253	(7)%
Production volumes*	275		258	(6)%

Percentage change in net sales:
TiO2 product pricing				28%
TiO2 sales volumes				(7)
TiO2 product mix				(1)
Changes in currency exchange rates				(4)

Total				16%

*	Thousands of metric tons

Net sales – Net sales in the six months ended June 30, 2012 increased 16%, or $148.7 million, compared to the six months ended June 30, 2011 primarily due to the net effects of a 28% increase in average TiO2 selling prices (which increased net sales by approximately $268 million) and a 7% decrease in sales volumes (which decreased net sales by approximately $67 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 7% in the first six months of 2012 as compared to the first six months of 2011 due to decreased customer demand, primarily in European and certain export markets. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $36 million, or 4%, as compared to the first six months of 2011.

Cost of sales – Cost of sales increased $67.3 million or 11% in the six months ended June 30, 2012 compared to this same period in 2011 due to the net impact of higher raw material costs of approximately $117 million (primarily feedstock ore and petroleum coke), a 7% decrease in sales volume, a 6% decrease in production volume, an increase in maintenance costs of $3.8 million and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 62% in the first six months of 2012 compared to 64% in the same period in 2011 primarily due to the net effects of higher average selling prices, higher raw material costs and lower production volumes. Additionally, the first half of 2012 reflects the benefit of lower raw material costs (as compared to current costs) in the first quarter of 2012 as lower cost raw materials purchased at the end of 2011 were used in the production process.

Gross margin and income from operations – Income from operations increased by $73.4 million from $246.6 million in the first six months of 2011 to $320.0 million in the first six months of 2012. Income from operations as a percentage of net sales increased to 29% in the first six months of 2012 from 26% in the same period of 2011. This increase was driven by the improvement in gross margin, which increased to 38% for the first six months of 2012 compared to 36% for the same period in 2011. As discussed and quantified above, our gross margin has increased primarily due to the net effects of higher selling prices, higher manufacturing costs (primarily raw materials), lower sales volumes and lower production volumes. Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations. We estimate that changes in currency exchange rates decreased income from operations by approximately $3 million in the first six months of 2012 as compared to the same period in 2011.

Other non-operating expense – In March 2011, we redeemed €80 million of our 6.5% Senior Secured Notes and borrowed under our European revolving credit facility in order to fund the redemption. As a result, we recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011 consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

As discussed above, we recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of our remaining Senior Secured Notes.

Interest expense decreased $5.1 million from $18.1 million in the six months ended June 30, 2011 to $13.0 million in the six months ended June 30, 2012 primarily due to lower average debt levels of our 6.5% Senior Notes resulting from the March 2011 redemption and open market purchases in the third and fourth quarters of 2011.

Income tax provision – Our income tax provision was $102.7 million in the first six months of 2012 compared to $79.3 million in the same period last year. This increase in provision for income taxes was primarily due to improved income from operations in the first six months of 2012 compared to the same period in 2011. See Note 8 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates Three months ended June 30, 2012 vs June 30, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs 2011
	2011	2012	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(27)	$(27)
Income from operations	1	1	—	(1)	(1)

Impact of changes in currency exchange rates Six months ended June 30, 2012 vs June 30, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs 2011
	2011	2012	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(36)	$(36)
Income from operations	2	1	(1)	(2)	(3)

Outlook

During the first quarter of 2012 we operated our production facilities at full practical capacity levels, consistent with our operating rates throughout 2011. During the second quarter of 2012, we operated our facilities at approximately 86% of practical capacity, primarily to align our production and inventory levels with decreased demand. In order to continue to manage our production and inventory levels, we currently expect to operate our facilities at 90% to 95% of our attainable practical production capacity of 550,000 metric tons for all of 2012. In addition, we currently expect our sales volumes for all of 2012 to be lower as compared to 2011, and our 2012 sales volumes to exceed our 2012 production volumes.

We implemented significant increases in TiO2 selling prices throughout 2011 and raised prices in certain markets in the first half of 2012. Our average TiO2 selling prices were 24% higher in the second quarter of 2012 as compared to the second quarter of 2011, and our average selling prices at the end of the second quarter of 2012 were comparable to prices at the end of 2011. Based on the increases in our TiO2 selling prices we implemented throughout 2011 and the current conditions in the TiO2 industry, we currently expect our average selling prices for the remainder of 2012 to continue to be higher than the comparable periods in 2011. Our ability to implement additional selling price increases for the remainder of 2012 will depend principally upon product demand levels.

During the remainder of 2012, we expect to see a continuation of the significantly higher feedstock ore costs that we experienced in the second quarter, driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Overall, we currently expect our per metric ton cost of TiO2 we produce in 2012 will increase approximately 50% to 60% as compared to 2011, primarily due to higher feedstock ore costs. Our cost of sales per metric ton of TiO2 sold in calendar 2012 is consequently expected to be significantly higher as compared to calendar 2011. However, our cost of sales per metric ton of TiO2 sold in the first half of 2012 is lower as compared to our expected cost of sales per metric ton of TiO2 sold in the remainder of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 was produced with lower-cost feedstock ore.

Overall, we expect that income from operations in the second half of 2012 will likely be lower as compared to the same period in 2011, as the favorable effects of higher selling prices will be more than offset by the unfavorable effect of lower sales volumes and higher production costs.

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

Cash used in operating activities was $67.0 million in the first six months of 2012 compared to cash provided by operating activities of $80.2 million in the first six months of 2011. This $147.2 million decrease in the amount of cash provided was primarily due to the net effects of the following:

•	higher income from operations in 2012 of $73.4 million;

•

higher net cash used from relative changes in our inventories, receivables, payables and accruals in 2012 of $160.1 million, primarily due to the relative increases in our inventories and receivables, as discussed below;

•

higher contributions to our TiO2 manufacturing joint venture in 2012 of $22.4 million, primarily to support the joint venture’s higher working capital needs associated with higher-cost feedstock ore; and

•	higher net cash paid for income taxes in 2012 of $32.1 million resulting from our increased profitability.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•

Our average days sales outstanding, or DSO, increased from December 31, 2011 to June 30, 2012, primarily because sales in the fourth quarter of 2011 were more heavily weighted towards the beginning of the quarter while sales in the second quarter of 2012 were more heavily weighted towards the end of the quarter; and

•

Our average days sales in inventory, or DSI, decreased from December 31, 2011 to June 30, 2012 mainly due to the net effects of the higher cost of our inventories resulting primarily from higher feedstock ore costs, and lower production volumes in the second quarter of 2012 in order to manage our inventory levels.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2010	June 30, 2011	December 31, 2011	June 30, 2012
DSO	55 days	60 days	55 days	69 days
DSI	52 days	49 days	104 days	84 days

Investing activities

Our capital expenditures of $24.6 million and $31.9 million in the six months ended June 30, 2011 and 2012, respectively, were primarily to maintain and improve the cost-effectiveness of our existing manufacturing facilities.

During the six months ended June 30, 2012, we:

•	loaned a net $18.8 million under our unsecured revolving demand promissory note with Valhi; and

•	sold $21.1 million in mutual fund marketable securities.

Financing activities

During the six months ended June 30, 2012, we:

•	borrowed €80 million ($107.4 million when borrowed) on our European credit facility;

•	borrowed an aggregate $394 million on a term loan entered into in June 2012 that was issued at 98.5% of the principal amount;

•	retired €279.2 million principal amount of our 6.5% Senior Secured Notes ($352.3 million when retired); and

•	paid quarterly dividends to stockholders of $.15 per share for an aggregate dividend of $34.8 million ($.30 per share).

Outstanding debt obligations

At June 30, 2012, our consolidated debt comprised:

•	$400 million aggregate borrowings under our new term loan ($394 million carrying value, net of unamortized original issue discount);

•	€80 million ($99.5 million) under our European revolving credit facility which matures in October 2013; and

•	approximately $3.5 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at June 30, 2012.

Our assets consist primarily of investments in operating subsidiaries. Our ability to service parent level obligations, including our new term loan, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. The new term loan is collateralized, in part, by a first priority lien on 100% of the common stock of certain of our U.S. subsidiaries and 65% of the stock or other ownership interests in certain of our first-tier foreign operating subsidiaries. Our subsidiaries are not subject to any contractual limitations on their ability to make distributions to us, other than the requirement to maintain compliance with certain financial covenants in our revolving credit facilities. See Note 7 to our Condensed Consolidated Financial Statements.

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

At June 30, 2012, we had aggregate cash, cash equivalents and restricted cash on hand of $100.8 million. Of such $100.8 million aggregate cash, cash equivalents and restricted cash, $38.5 million was held by non-U.S. subsidiaries. At June 30, 2012, we had $125 million available for borrowing under our new North American revolving credit facility, and we had borrowed the full €80 million under our European credit facility. Our new $400 million term loan provides for an additional $100 million of term loan borrowings in the future under certain conditions. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2013) and our long-term obligations (defined as the five-year period ending June 30, 2017, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $74 million in capital expenditures to maintain and improve our existing facilities during 2012, including the $31.9 million we have spent through June 30, 2012.

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

Recent accounting pronouncements

See Note 13 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 12 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2012.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 11 of the Condensed Consolidated Financial Statements, our 2011 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2011 Annual report. There have been no material changes to such risk factors during the six months ended June 30, 2012.

Item 6.	Exhibits

10.1	Credit Agreement, dated June 13, 2012, by and among the registrant Kronos Worldwide, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 13, 2012 and filed by the registrant on June 18, 2012.

10.2	Guaranty and Security Agreement, dated June 13, 2012, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 13, 2012 and filed by the registrant on June 18, 2012.

10.3	Intercreditor Agreement dated as of June 18, 2012, by and between Wells Fargo Capital Finance and Wells Fargo Bank, National Association, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. – incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A dated June 13, 2012 and filed by the registrant on June 19, 2012.

10.4	Satisfaction and Discharge of Indenture, Release, Assignment and Transfer, dated as of June 14, 2012, issued by The Bank of New York Mellon, formerly known as The Bank of New York, a New York banking corporation – incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 13, 2012 and filed by the registrant on June 18, 2012.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: August 8, 2012	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2012	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)