Form 10-Q
period 2012-09-30
KRONOS WORLDWIDE INC
filed 2012-11-05
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

Number of shares of the Registrant’s common stock outstanding on October 31, 2012: 115,906,598.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2011	2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82.5	$110.9
Restricted cash	1.9	1.9
Marketable securities	20.9	—
Accounts and other receivables	299.9	316.3
Inventories	444.2	604.2
Prepaid expenses and other	5.7	11.5
Deferred income taxes	9.9	9.8

Total current assets	865.0	1,054.6

Other assets:
Investment in TiO2 manufacturing joint venture	89.2	119.3
Note receivable from Valhi	136.1	167.6
Marketable securities	98.4	75.6
Deferred income taxes	133.0	104.4
Other	16.7	23.3

Total other assets	473.4	490.2

Property and equipment:
Land	43.2	43.9
Buildings	226.6	230.6
Equipment	1,018.0	1,046.2
Mining properties	114.9	126.0
Construction in progress	27.0	35.3

	1,429.7	1,482.0

Less accumulated depreciation and amortization	944.2	990.6

Net property and equipment	485.5	491.4

Total assets	$1,823.9	$2,036.2

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2011	September 30, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2.2	$21.5
Accounts payable and accrued liabilities	294.4	256.9
Income taxes	25.2	20.9
Deferred income taxes	6.2	6.2

Total current liabilities	328.0	305.5

Noncurrent liabilities:
Long-term debt	362.9	416.1
Deferred income taxes	41.0	34.0
Accrued pension cost	127.6	122.4
Accrued postretirement benefit cost	12.7	13.6
Other	27.4	29.0

Total noncurrent liabilities	571.6	615.1

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.0	1,399.1
Retained deficit	(290.1)	(105.7)
Accumulated other comprehensive loss	(185.8)	(179.0)

Total stockholders’ equity	924.3	1,115.6

Total liabilities and stockholders’ equity	$1,823.9	$2,036.2

Commitments and contingencies (Notes 8 and 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)
Net sales	$548.0	$472.9	$1,505.9	$1,579.5
Cost of sales	337.1	386.9	951.6	1,068.7

Gross margin	210.9	86.0	554.3	510.8

Selling, general and administrative expense	49.9	43.3	144.7	139.2
Currency transaction gains (losses), net	(1.9)	(1.0)	.4	(.5)
Other operating expense, net	(2.5)	(3.2)	(6.8)	(12.6)

Income from operations	156.6	38.5	403.2	358.5

Other income (expense):
Interest and dividend income	1.1	2.3	4.5	6.6
Gain (loss) on prepayment of debt, net	.1	—	(3.2)	(7.2)
Interest expense	(8.1)	(7.0)	(26.2)	(20.0)

Income before income taxes	149.7	33.8	378.3	337.9

Income tax expense (benefit)	63.8	(1.4)	143.1	101.3

Net income	$85.9	$35.2	$235.2	$236.6

Net income per basic and diluted share	$.74	$.30	$2.03	$2.04

Cash dividends per share	$.15	$.15	$.925	$.45

Weighted-average shares used in the calculation of net income per share	115.9	115.9	115.9	115.9

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)
Net income	$85.9	$35.2	$235.2	$236.6

Other comprehensive income (loss), net of tax:
Marketable securities adjustment	(7.8)	4.0	2.2	(13.9)
Currency translation adjustment	(20.8)	38.1	(6.9)	15.6
Pension plans	1.5	1.7	4.6	5.2
OPEB plans	(.1)	—	(.3)	(.1)

Total other comprehensive income (loss)	(27.2)	43.8	(.4)	6.8

Comprehensive income	$58.7	$79.0	$234.8	$243.4

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2012

(In millions)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	(unaudited)
Balance at December 31, 2011	$1.2	$1,399.0	$(290.1)	$(185.8)	$924.3

Net income	—	—	236.6	—	236.6

Other comprehensive income, net	—	—	—	6.8	6.8

Issuance of common stock	—	.1	—	—	.1

Dividends paid	—	—	(52.2)	—	(52.2)

Balance at September 30, 2012	$1.2	$1,399.1	$(105.7)	$(179.0)	$1,115.6

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$235.2	$236.6
Depreciation and amortization	35.9	35.4
Deferred income taxes	47.2	25.0
Loss on prepayment of debt, net	3.2	7.2
Call premium and interest paid on Senior Notes redeemed	(2.5)	(6.2)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	.4	.2
Other postretirement benefits	(.1)	.2
Distributions from (contributions to) TiO2 manufacturing joint venture, net	2.1	(30.1)
Other, net	5.7	.7
Change in assets and liabilities:
Accounts and other receivables	(103.3)	(49.3)
Inventories	(59.8)	(158.2)
Prepaid expenses	(1.2)	(5.4)
Accounts payable and accrued liabilities	56.0	(46.8)
Income taxes	18.3	(5.3)
Accounts with affiliates	6.1	51.1
Other, net	.2	2.4

Net cash provided by operating activities	243.4	57.5

Cash flows from investing activities:
Capital expenditures	(38.7)	(45.5)
Change in restricted cash equivalents	.5	(1.6)
Loans to Valhi:
Loans	(146.6)	(95.3)
Collections	105.2	63.8
Proceeds from sale of marketable securities – mutual funds	227.0	21.1
Purchase of marketable securities:
Mutual funds	(272.6)	—
TIMET stock	(30.4)	—
Valhi stock	(12.8)	—
Other, net	(5.1)	—

Net cash used in investing activities	(173.5)	(57.5)

Cash flows from financing activities:
Indebtedness:
Borrowings	113.3	501.4
Principal payments	(269.2)	(414.9)
Dividends paid	(107.2)	(52.2)
Other, net	(.2)	(7.1)

Net cash provided by (used in) financing activities	(263.3)	27.2

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In millions)

	Nine months ended September 30,
	2011	2012
	(unaudited)
Cash and cash equivalents – net change from:
Operating, investing and financing activities	(193.4)	27.2
Currency translation	.8	1.2
Balance at beginning of period	304.7	82.5

Balance at end of period	$112.1	$110.9

Supplemental disclosures:
Cash paid for:
Interest (including call premium paid)	$22.5	$28.9
Income taxes	66.4	84.6
Accrual for capital expenditures	7.3	4.5

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI). At September 30, 2012, Valhi held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 30% of our common stock. Valhi owns approximately 83% of NL’s outstanding common stock. Approximately 95% of Valhi’s outstanding common stock is held by Contran Corporation and its subsidiaries. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on March 5, 2012 (2011 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended September 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

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

Note 2 – Marketable securities:

Our marketable securities at September 30, 2012 consist of investments in the publicly-traded shares of related parties: Titanium Metals Corporation (TIMET), Valhi, NL and CompX International Inc. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s and Valhi’s outstanding common stock, and NL owns a majority of CompX’s outstanding common stock. All of our marketable securities at September 30, 2012 and December 31, 2011 are accounted for as available-for-sale, which are carried at fair value using quoted market prices in active markets for each marketable security, and represent a Level 1 input within the fair value hierarchy. See Note 12. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

Marketable security	Fair value measurement level	Market Value	Cost Basis	Unrealized gains (losses)
		(In millions)
As of December 31, 2011:
Current assets:
Mutual funds	1	$20.9	$21.1	$(.2)

Noncurrent assets:
TIMET common stock	1	$63.6	$73.9	$(10.3)
Valhi common stock	1	34.7	15.3	19.4
NL and CompX common stocks	1	.1	.1	—

Total		$98.4	$89.3	$9.1

As of September 30, 2012:
Noncurrent assets:
TIMET common stock	1	$54.5	$73.9	$(19.4)
Valhi common stock	1	21.0	15.3	5.7
NL and CompX common stocks	1	.1	.1	—

Total		$75.6	$89.3	$(13.7)

At December 31, 2011 and September 30, 2012, we held approximately 4.2 million shares, or 2.4%, of TIMET’s outstanding common stock and approximately 1.7 million shares of Valhi’s common stock. At September 30, 2012, the quoted market price of TIMET’s and Valhi’s common stock was $12.83 and $12.20 per share, respectively. At December 31, 2011, such quoted market prices were $14.98 and $20.16 per share, respectively. In May 2012, Valhi implemented a 3-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to May 2012 to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split. We also held a nominal number of shares of CompX and NL common stocks.

The TIMET, Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

With respect to our investment in TIMET, our cost basis has exceeded its market value since October 2011 but we consider such decline in market price to be temporary at September 30, 2012. We considered all available evidence in reaching this conclusion, including our ability and intent to hold this investment for a reasonable period of time sufficient for the recovery of fair value, as evidenced by the amount of liquidity we currently have with cash on hand. We will continue to monitor the quoted market price for this investment and consider any evidence that becomes available. If we conclude in the future, based on all evidence then available, that a decline in value of one or more of these securities was other than temporary, we would recognize impairment through an income statement charge at that time. Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

At December 31, 2011, we held investments in various mutual funds which had a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds were liquidated for cash proceeds in the first quarter of 2012.

Note 3 – Accounts and other receivables:

	December 31, 2011	September 30, 2012
	(In millions)
Trade receivables	$247.2	$288.9
Receivable from affiliate - Louisiana Pigment Company, L.P.	29.6	—
Recoverable VAT and other receivables	22.3	26.6
Refundable income taxes	2.0	2.0
Allowance for doubtful accounts	(1.2)	(1.2)

Total	$299.9	$316.3

Note 4 – Inventories:

	December 31, 2011	September 30, 2012
	(In millions)
Raw materials	$89.6	$180.6
Work in process	17.3	21.8
Finished products	280.7	338.0
Supplies	56.6	63.8

Total	$444.2	$604.2

Note 5 – Other noncurrent assets:

	December 31, 2011	September 30, 2012
	(In millions)
Deferred financing costs, net	$2.0	$7.3
Restricted cash	5.4	7.6
Other	9.3	8.4

Total	$16.7	$23.3

Note 6 – Accounts payable and accrued liabilities:

	December 31, 2011	September 30, 2012
	(In millions)
Accounts payable	$186.6	$153.2
Employee benefits	35.3	31.3
Accrued sales discounts and rebates	11.9	15.9
Accrued interest	5.0	.8
Payable to affiliates:
Income taxes, net – Valhi	8.6	4.2
Louisiana Pigment Company, L.P.	—	22.7
Other	47.0	28.8

Total	$294.4	$256.9

Note 7 – Long-term debt:

	December 31, 2011	September 30, 2012
	(In millions)
Term loan	$—	$389.3
Kronos International, Inc. 6.5% Senior Secured Notes	360.6	—
Revolving European credit facility	—	45.2
Other	4.5	3.1

Total debt	365.1	437.6
Less current maturities	2.2	21.5

Total long-term debt	$362.9	$416.1

Term Loan – In June 2012, we entered into a $400 million term loan. We used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes (€279.2 million principal amount outstanding), as discussed below. The term loan was issued at 98.5% of the principal amount, or an aggregate of $394 million. The term loan provides for an additional $100 million of term loan borrowings in the future under certain conditions. The remaining net proceeds of the term loan, plus any additional term loan which might be borrowed in the future, are available for our general corporate purposes. The term loan permits the continued payment of regular quarterly dividends as well as the payment of special dividends, if any. The term loan:

•

bears interest, at our option, at LIBOR (with LIBOR no less than 1.0%) plus 4.75%, or the base rate, as defined in the agreement, plus 3.75%. The average interest rate on these borrowings at September 30, 2012, and for the period from issuance to September 30, 2012, was 5.75% and 5.82%, respectively;

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

The carrying amount of the term loan includes unamortized original issue discount of $5.7 million at September 30, 2012.

Senior Secured Notes – In March 2011, we redeemed €80 million of our €400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate of €40.8 million principal amount of the Senior Notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remained outstanding. We recognized a $3.3 million pre-tax interest charge related to the prepayment of the Senior Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes, and in the third quarter of 2011 we recognized a $.1 million net gain on €30.4 million principal amount of Senior Notes repurchased in open market transactions.

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

Revolving North American credit facility – Also in June 2012, we entered into a $125 million revolving bank credit facility which matures in June 2017. Borrowings under the revolving credit facility are available for our general corporate purposes. Available borrowings on this facility are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, of certain of our North American subsidiaries less any outstanding letters of credit up to $15 million issued under the facility (with revolving borrowings by our Canadian subsidiary limited to $25 million). Any amounts outstanding under the revolving credit facility bear interest, at our option, at LIBOR plus a margin ranging from 1.5% to 2.0% or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 1.0%. The credit facility is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions which, among other things, restricts the borrowers’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and under certain conditions requires the maintenance of a specified financial covenant (fixed charge coverage ratio, as defined) to be at least 1.0 to 1.0. At September 30, 2012, we had no outstanding borrowings under this revolving credit facility and approximately $125 million was available for borrowing.

Revolving European credit facility – In September 2012, we amended the terms of our European revolving credit facility to:

•	increase the maximum borrowing from €80 million to €120 million;

•	extend the maturity date from October 2013 to September 2017; and
•	increase the interest rate on outstanding borrowings from LIBOR plus 1.50% to LIBOR plus 1.90%.

During the first nine months of 2012, we borrowed €80 million ($107.4 million when borrowed) under our European credit facility and we repaid an aggregate €45 million ($56.2 million when repaid). The average interest rate on these borrowings as of and for the nine months ended September 30, 2012 was 1.63% and 1.86%, respectively.

Canada – At September 30, 2012, an aggregate of Cdn. $7.5 million letters of credit were outstanding under our Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit.

Restrictions and other – Our European credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. Our term loan and North American revolving credit facility also contain restrictive covenants, as described above. We are in compliance with all of our debt covenants at September 30, 2012. We believe that we will be able to comply with the financial covenants contained in our credit facilities and term loan through their maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance. At September 30, 2012, there were no restrictions on our ability to pay dividends.

Note 8 – Income taxes:

	Nine months ended September 30,
	2011	2012
	(In millions)
Expected tax expense, at U.S. Federal statutory income tax rate of 35%	$132.4	$118.3
Non-U.S. tax rates	(12.2)	(12.5)
Incremental tax on earnings of non-U.S. companies	20.2	(7.1)
U.S. state income taxes, net	1.4	2.1
French dividend surtax	—	.1
Other, net	1.3	.4

Total	$143.1	$101.3

Our provision for income taxes in the third quarter of 2011 includes $13.2 million for U.S. incremental income taxes on current earnings repatriated from our Germany subsidiary, which earnings were used to fund a portion of the repurchases of our Senior Secured Notes discussed in Note 7. Our income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as we determined in the third quarter that due to global changes in our business, we would not remit certain dividends from our non-U.S. jurisdictions. As a result, certain current year tax attributes are available for carryback to offset prior year tax expense. In addition, we accrue U.S. incremental income taxes on the earnings of our Canadian subsidiary, which earnings we previously determined are not permanently reinvested.

In the third quarter of 2012, France enacted certain changes in their income tax laws, including a 3% nondeductible surtax on all dividend distributions which tax is assessed at the time of the distribution against the company making such distribution. Consequently, our French subsidiary will be required to pay an additional 3% tax on all future dividend distributions. Our undistributed earnings in France are deemed to be permanently reinvested and such tax will be recognized as part of our income tax expense in the period during which the dividend is declared and will be remitted to the French government in accordance with the applicable tax law. During the third quarter of 2012, our French subsidiary distributed a $1.8 million dividend. At September 30, 2012, our French subsidiary has undistributed earnings of approximately $18.1 million that, if distributed, would be subject to the 3% surtax.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including interest and penalties. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 and 2012, we received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.5 million (see Note 7). If the full amount of the proposed adjustment were ultimately to be assessed against us, the cash tax liability would be approximately $15.9 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 9 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In millions)
Service cost	$2.8	$2.5	$8.3	$7.7
Interest cost	6.2	5.6	18.4	17.2
Expected return on plan assets	(4.8)	(4.5)	(14.3)	(13.7)
Amortization of prior service cost	.3	.4	1.1	1.2
Amortization of net transition obligations	.2	.1	.4	.3
Recognized actuarial losses	1.7	1.9	5.0	5.9

Total	$6.4	$6.0	$18.9	$18.6

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In millions)
Service cost	$.1	$.1	$.2	$.2
Interest cost	.1	.1	.4	.4
Amortization of prior service credit	(.2)	(.2)	(.6)	(.5)
Recognized actuarial loss	.1	.1	.2	.3

Total	$.1	$.1	$.2	$.4

Contributions – We expect our 2012 contributions for our pension and other postretirement plans to be approximately $27 million.

Note 10 – Other noncurrent liabilities:

	December 31, 2011	September 30, 2012
	(In millions)
Reserve for uncertain tax positions	$11.9	$13.7
Employee benefits	10.2	9.8
Other	5.3	5.5

Total	$27.4	$29.0

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

Note 12 – Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2011 and September 30, 2012:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2011
Currency forward contracts	$(.8)	$(.8)	$—	$—
Current marketable securities (See Note 2)	20.9	20.9	—	—
Noncurrent marketable securities(See Note 2)	98.4	98.4	—	—

September 30, 2012
Currency forward contracts	$2.0	$2.0	$—	$—
Noncurrent marketable securities (See Note 2)	75.6	75.6	—	—

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

At September 30, 2012, we had currency forward contracts to exchange:

•

an aggregate of $12.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.0 to Cdn. $1.03 per U.S. dollar. These contracts with Wells Fargo Bank, N.A. mature from October 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option; and

•

an aggregate $30.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.99 to kroner 6.13 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from November 2012 through May 2013.

The estimated fair value of our currency forward contracts at September 30, 2012 was a $2.0 million net asset, of which $2.0 million is recognized as part of accounts and other receivables. There is also a corresponding $2.0 million currency transaction gain recognized in our Condensed Consolidated Statement of Income. We are not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2012, and we did not use hedge accounting for any of such contracts we previously held in 2011 or 2012.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2011 and September 30, 2012.

	December 31, 2011		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash, cash equivalents and restricted cash	$89.8	$89.8	$120.4	$120.4

Notes payable and long-term debt:
Fixed rate with market quotes - 6.5% Senior Secured Notes	360.6	362.6	—	—
Variable Rate:
European credit facility	—	—	45.2	45.2
Term loan	—	—	389.3	400.4
Common stockholders’ equity	924.3	2,090.9	1,115.6	1,731.6

At December 31, 2011, the estimated market price of the 6.5% Notes was approximately €1,004 per €1,000 principal amount. At September 30, 2012, the estimated market price of our term loan was $1,014 per $1,000 principal amount. The fair value of our 6.5% Notes and term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes and term loan trade were not active. The fair value of our European credit facility represents a Level 2 input, and is deemed to approximate book value. The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For the nine months ended September 30, 2012, approximately one-half of our sales volumes were into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $35.2 million, or $.30 per share, in the third quarter of 2012 as compared to net income of $85.9 million, or $.74 per share, in the third quarter of 2011. For the first nine months of 2012, we reported net income of $236.6 million, or $2.04 per share, compared to net income of

$235.2 million, or $2.03 per share, in the first nine months of 2011. Our net income for the third quarter of 2012 is lower as compared to the same period of 2011 due to lower income from operations resulting from the net effect of lower sales and production volumes and higher raw material costs offset in part by higher selling prices. We also had a lower effective income tax rate in the third quarter of 2012 as compared to the third quarter of 2011 (as discussed in Note 8 to our Condensed Consolidated Financial Statements). Our net income for the first nine months of 2012 is comparable to the first nine months of 2011, as the unfavorable effect of lower income from operations in 2012 due to the net effect of (i) lower sales and production volumes, (ii) higher raw material costs and (iii) higher average selling prices was substantially offset by the lower effective income tax rate in 2012.

Our results in the first nine months of 2011 include a net charge of $3.2 million ($2.1 million, or $.02 per share, net of income tax benefit), mostly in the first quarter, related to the redemption and open market purchases of €110.4 million principal amount of our Senior Notes, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and purchased Notes. Our results in the first nine months of 2012 include an aggregate second quarter charge of $7.2 million ($4.7 million, or $.04 per share, net of income tax benefit) consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the June 2012 redemption of the remaining €279.2 million principal amount of our Senior Notes.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of our business;

•	Customer inventory levels;

•	Unexpected or earlier-than-expected industry capacity expansion;

•	Changes in raw material and other operating costs (such as energy and ore costs);

•	Changes in the availability of raw materials (such as ore);

•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2);

•	Competitive products and substitute products;

•	Customer and competitor strategies;

•	Potential consolidation of our competitors;

•	The impact of pricing and production decisions;

•	Competitive technology positions;

•	The introduction of trade barriers;

•	Possible disruption of our business, or increases in our cost of doing business, resulting from terrorist activities or global conflicts;

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

Results of operations

Quarter ended September 30, 2012 compared to the

quarter ended September 30, 2011 -

	Three months ended September 30,
	2011		2012
	(Dollars in millions)
Net sales	$548.0	100%	$472.9	100%
Cost of sales	337.1	62	386.9	82

Gross margin	210.9	38	86.0	18
Other operating income and expense, net	54.3	10	47.5	10

Income from operations	$156.6	28%	$38.5	8%

				% Change
TiO2 operating statistics:
Sales volumes*	136		116	(15)%
Production volumes*	134		98	(27)%

Percentage change in net sales:
TiO2 product pricing				5%
TiO2 sales volumes				(15)
TiO2 product mix				2
Changes in currency exchange rates				(6)

Total				(14)%

*	Thousands of metric tons

Current industry conditions – The TiO2 industry has experienced decreased sales and production volumes as the majority of TiO2 producers and consumers have been undertaking inventory correction initiatives in response to continued global economic weakness and uncertainty. While we operated our production facilities at full practical capacity rates throughout 2011 and the first quarter of 2012, we operated our facilities at reduced rates during the second and third quarters of 2012 (approximately 86% of practical capacity in the second quarter, and approximately 71% in the third quarter) in order to align production levels and inventories to current and anticipated near-term customer demand levels.

We also increased our TiO2 average selling prices throughout 2011, and as a result our average selling prices in the third quarter 2012 were 5% higher as compared to the third quarter of 2011. Our average selling prices at the end of the second quarter of 2012 were comparable to the end of 2011, but our average selling prices at the end of the third quarter of 2012 were 7% lower than at the end of the second quarter of 2012.

Net sales – Net sales in the third quarter of 2012 decreased 14%, or $75.1 million, compared to the third quarter of 2011 primarily due to the net effects of a 15% decrease in sales volumes (which decreased net sales by approximately $82 million) and a 5% increase in average TiO2 selling prices (which increased net sales by approximately $27 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on the current conditions in the TiO2 industry, we currently expect our average selling prices in the fourth quarter of 2012 to be lower than the fourth quarter of 2011.

Our sales volumes decreased 15% in the third quarter of 2012 as compared to the third quarter of 2011 due to lower customer demand, primarily in European markets. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $34 million, or 6%, as compared to the third quarter of 2011.

Cost of sales – Cost of sales increased $49.8 million or 15% in the third quarter of 2012 compared to 2011 due to the net impact of higher raw material costs of approximately $85 million (primarily feedstock ore and petroleum coke), a 15% decrease in sales volumes, a 27% decrease in TiO2 production volumes and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 82% in the third quarter of 2012 compared to 62% in the third quarter of 2011, primarily due to the net effect of higher raw material costs, the unfavorable effects of unabsorbed fixed production costs resulting from reduced production volumes and higher average selling prices. The reduction in our TiO2 production volumes during the third quarter of 2012, as discussed above, resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales. We expect further increases in our manufacturing costs during the remainder of 2012, as discussed below.

Gross margin and income from operations – Income from operations decreased by $118.1 million from $156.6 million in the third quarter of 2011 to $38.5 million in the third quarter of 2012. Income from operations as a percentage of net sales decreased to 8% in the third quarter of 2012 from 28% in the same period of 2011. This decrease was driven by the decline in gross margin, which decreased to 18% for the third quarter of 2012 compared to 38% for the third quarter of 2011. As discussed and quantified above, our gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), lower sales volumes, unabsorbed fixed costs related to lower production volumes and higher selling prices. Additionally, changes in currency exchange rates have positively affected our gross margin and income from operations. We estimate that changes in currency exchange rates increased income from operations by approximately $2 million in the third quarter of 2012 as compared to the same period in 2011.

Other non-operating income (expense) – Interest expense decreased $1.1 million from $8.1 million in the third quarter of 2011 to $7.0 million in the third quarter of 2012 due to lower average interest rates on outstanding borrowings. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense for the fourth quarter of 2012 to be comparable to the same period of 2011 due to the net effect of higher average outstanding debt levels associated with borrowings under the new term loan and European revolver, and lower average interest rates on outstanding borrowings, as the term loan and European revolver bear interest at a lower average interest rate compared to the redeemed 6.5% Senior Secured Notes.

Income tax provision (benefit) – We had an income tax benefit of $1.4 million in the third quarter of 2012 compared to an income tax provision of $63.8 million in the same period last year. This decrease in expense is primarily due to our lower income from operations in 2012. In addition, our provision for income taxes in the third quarter of 2011 includes $13.2 million for U.S. incremental income taxes on current earnings repatriated from our Germany subsidiary, which earnings were used to fund a portion of the repurchases of our Senior Secured Notes. Our income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as we determined during the third quarter that due to global changes in the business we would not remit certain dividends from non-U.S. jurisdictions. As a result, certain current year tax attributes are available for carryback to offset prior year tax expense. See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax (benefit) provision to our actual tax provision.

We have substantial net operating loss carryforwards in Germany (the equivalent of $799 million and $188 million for German corporate and trade tax purposes, respectively, at December 31, 2011). At September 30, 2012, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Nine months ended September 30, 2012 compared to the

nine months ended September 30, 2011 -

	Nine months ended September 30,
	2011		2012
	(Dollars in millions)
Net sales	$1,505.9	100%	$1,579.5	100%
Cost of sales	951.6	63	1,068.7	68

Gross margin	554.3	37	510.8	32
Other operating income and expense, net	151.1	10	152.3	9

Income from operations	$403.2	27%	$358.5	23%

				% Change
TiO2 operating statistics:
Sales volumes*	406		368	(9)%
Production volumes*	409		356	(13)%

Percentage change in net sales:
TiO2 product pricing				20%
TiO2 sales volumes				(9)
TiO2 product mix				(1)
Changes in currency exchange rates				(5)

Total				5%

*	Thousands of metric tons

Net sales – Net sales in the nine months ended September 30, 2012 increased 5%, or $73.6 million, compared to the nine months ended September 30, 2011 primarily due to the net effects of a 20% increase in average TiO2 selling prices (which increased net sales by approximately $300 million) and a 9% decrease in sales volumes (which decreased net sales by approximately $136 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 9% in the first nine months of 2012 as compared to the first nine months of 2011 due to decreased customer demand, primarily in European markets. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $70 million, or 5%, as compared to the first nine months of 2011.

Cost of sales – Cost of sales increased $117.1 million or 12% in the nine months ended September 30, 2012 compared to the same period in 2011 due to the net impact of higher raw material costs of approximately $201 million (primarily feedstock ore and petroleum coke), a 9% decrease in sales volumes, a 13% decrease in production volumes and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 68% in the first nine months of 2012 compared to 63% in the same period in 2011 primarily due to the net effects of higher raw material costs, the unfavorable effects of unabsorbed fixed production costs resulting from reduced production volumes and higher average selling prices. The reduction in our TiO2 production volumes during the first nine months of 2012, as discussed above, resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales. Additionally, the first nine months of 2012 reflects the benefit of lower raw material costs (as compared to current costs) in the first quarter of 2012 as lower cost raw materials purchased at the end of 2011 were used in the 2012 production process.

Gross margin and income from operations – Income from operations decreased by $44.7 million from $403.2 million in the first nine months of 2011 to $358.5 million in the first nine months of 2012. Income from operations as a percentage of net sales decreased to 23% in the first nine months of 2012 from 27% in the same period for 2011. This decrease was driven by the decline in gross margin, which decreased to 32% for the first nine months of 2012 compared to 37% for the same period in 2011. As discussed and quantified above, our gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), higher selling prices, lower sales volumes and unabsorbed fixed costs related to lower production volumes. Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations. We estimate that changes in currency exchange rates decreased income from operations by approximately $1 million in the first nine months of 2012 as compared to the same period in 2011.

Other non-operating income (expense) – In March 2011, we redeemed €80 million of our 6.5% Senior Secured Notes and borrowed under our European revolving credit facility in order to fund the redemption. During the third quarter of 2011, we repurchased in open market transactions an aggregate €30.4 million principal amount of our Senior Notes. As a result of these redemptions and open market purchases, we recognized a net $3.2 million pre-tax interest charge consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and repurchased Senior Notes.

As discussed above, we recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of our remaining Senior Secured Notes. See Note 7 to our Condensed Consolidated Financial Statements.

Interest expense decreased $6.2 million from $26.2 million in the nine months ended September 30, 2011 to $20.0 million in the nine months ended September 30, 2012 primarily due to the effects of lower 2012 average debt levels of our Senior Secured Notes resulting from the March 2011 redemption and open market purchases in the third and fourth quarters of 2011.

Income tax provision – Our income tax provision was $101.3 million in the first nine months of 2012 compared to an income tax provision of $143.1 million in the same period last year. This decrease in provision for income taxes was primarily due to lower income from operations in the first nine months of 2012 compared to the same period in 2011. In addition, our provision for income taxes in the third quarter of 2011 includes $13.2 million for U.S. incremental income taxes on current earnings repatriated from our Germany subsidiary, which earnings were used to fund a portion of the repurchases of our Senior Secured Notes. Our income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as we determined during the third quarter that due to global changes in the business we would not remit certain dividends from non-U.S. jurisdictions. As a result, certain current year tax attributes are available for carryback to offset prior year tax expense. See Note 8 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates Three months ended September 30, 2012 vs. September 30, 2011
	Transaction losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(34)	$(34)
Income from operations	(2)	(1)	1	1	2

Impact of changes in currency exchange rates Nine months ended September 30, 2012 vs. September 30, 2011
	Transaction gains/(losses) recognized			Translation loss – impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(70)	$(70)
Income from operations	—	—	—	(1)	(1)

Outlook

During the first quarter of 2012 we operated our production facilities at full practical capacity levels, consistent with our operating rates throughout 2011. We operated our facilities at reduced rates during the second and third quarters of 2012 (approximately 86% of practical capacity in the second quarter, and approximately 71% in the third quarter) in order to align our production levels and inventories to current and anticipated near-term customer demand levels. We currently expect to operate our facilities at 80% to 85% of our attainable practical production capacity of 550,000 metric tons for all of 2012. In addition, we currently expect our sales volumes for all of 2012 to be lower as compared to 2011, and our 2012 sales volumes to exceed our 2012 production volumes.

We implemented significant increases in TiO2 selling prices throughout 2011 and raised prices in certain markets in the first half of 2012, and as a result our average selling prices in the third quarter 2012 were 5% higher as compared to the third quarter of 2011. Our average selling prices at the end of the second quarter of 2012 were comparable to the end of 2011, but our average selling prices at the end of the third quarter of 2012 were 7% lower than at the end of the second quarter of 2012. Based on the current conditions in the TiO2 industry, we currently expect our average selling prices for the fourth quarter of 2012 to be lower than the fourth quarter of 2011.

During the remainder of 2012, we expect to see a continuation of the significantly higher feedstock ore costs that we experienced in the second and third quarters of 2012, driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Overall, we currently expect our per metric ton cost of TiO2 we produce in 2012 will increase approximately 45% to 55% as compared to 2011, primarily due to higher feedstock ore costs and to the unabsorbed fixed production costs resulting from reduced production volumes. Our cost of sales per metric ton of TiO2 sold in calendar 2012 is consequently expected to be significantly higher as compared to calendar 2011. However, our cost of sales per metric ton of TiO2 sold in the first nine months of 2012 is lower as compared to our expected cost of sales per metric ton of TiO2 to be sold in the fourth quarter of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 was produced with lower-cost feedstock ore.

Overall, we expect that income from operations in the fourth quarter of 2012 will be significantly lower as compared to the fourth quarter of 2011, due to the unfavorable effects of lower sales volumes and higher production costs. We expect demand for TiO2 products will increase as economic conditions improve in the various regions of the world.

Our expectations as to the future of our future operating results are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash provided by operating activities was $57.5 million in the first nine months of 2012 compared to cash provided by operating activities of $243.4 million in the first nine months of 2011. This $185.9 million decrease in the amount of cash provided was primarily due to the net effects of the following:

•	lower income from operations in 2012 of $44.7 million;

•

higher net cash used from relative changes in our inventories, receivables, prepaids, payables and accruals in 2012 of $97.7 million, primarily due to the relative increases in our inventories and receivables, as discussed below;

•

higher net contributions to our TiO2 manufacturing joint venture in 2012 of $32.2 million, primarily to support the joint venture’s higher working capital needs associated with higher-cost feedstock ore; and

•	higher net cash paid for income taxes in 2012 of $18.2 million resulting primarily from timing of payments.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•

Our average days sales outstanding, or DSO, increased from December 31, 2011 to September 30, 2012, primarily because sales in the fourth quarter of 2011 were more heavily weighted towards the beginning of the quarter while sales in the third quarter of 2012 were more heavily weighted towards the end of the quarter; and

•

Our average days sales in inventory, or DSI, decreased from December 31, 2011 to September 30, 2012 mainly due to the net effects of the lower production volumes in the second and third quarters of 2012 in order to manage our inventory levels and higher inventory costs resulting primarily from higher feedstock ore costs.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2010	September 30, 2011	December 31, 2011	September 30, 2012
DSO	55 days	55 days	55 days	60 days
DSI	52 days	48 days	104 days	79 days

Investing activities

Our capital expenditures of $38.7 million and $45.5 million in the nine months ended September 30, 2011 and 2012, respectively, were primarily to maintain and improve the cost-effectiveness of our existing manufacturing facilities.

During the nine months ended September 30, 2012, we also:

•	loaned a net $31.5 million under our unsecured revolving demand promissory note with Valhi; and

•	sold $21.1 million in mutual fund marketable securities.

Financing activities

During the nine months ended September 30, 2012, we:

•	borrowed €80 million ($107.4 million when borrowed) on our European credit facility and subsequently repaid an aggregate of €45 million ($56.2 million when repaid); and

•	borrowed an aggregate $394 million on a term loan entered into in June 2012 that was issued at 98.5% of the principal amount borrowed and subsequently repaid $5.0 million principal amount;

•	retired €279.2 million principal amount of our 6.5% Senior Secured Notes ($352.3 million when retired); and

•	paid quarterly dividends to stockholders of $.15 per share for an aggregate dividend of $52.2 million ($.45 per share).

Outstanding debt obligations

At September 30, 2012, our consolidated debt comprised:

•	$395 million aggregate borrowings under our new term loan ($389.3 million carrying value, net of unamortized original issue discount);

•	€35 million ($45.2 million) under our European revolving credit facility which matures in September 2017; and

•	approximately $3.1 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at September 30, 2012.

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

At September 30, 2012, we had aggregate cash, cash equivalents and restricted cash on hand of $120.4 million. Of such $120.4 million aggregate cash, cash equivalents and restricted cash, $50.8 million was held by non-U.S. subsidiaries. At September 30, 2012, we had $125 million available for borrowing under our new North American revolving credit facility and €85 million ($110 million) under our European credit facility. Our new $400 million term loan provides for an additional $100 million of term loan borrowings in the future under certain conditions. We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2013) and our long-term obligations (defined as the five-year period ending September 30, 2017, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $70 million in capital expenditures to maintain and improve our existing facilities during 2012, including the $45.5 million we have spent through September 30, 2012.

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

Recent accounting pronouncements

See Note 13 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 12 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2012.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matter discussed below, refer to Note 11 of the Condensed Consolidated Financial Statements, our 2011 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 for descriptions of certain legal proceedings.

Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB). In February 2012, the plaintiffs submitted their motion for class certification, which defendants opposed. In August 2012, the court granted the plaintiffs’ motion for class certification and trial is currently set for September 2013.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2011 Annual Report. There have been no material changes to such risk factors during the nine months ended September 30, 2012.

Item 6.	Exhibits

10.1	Sixth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 27, 2012 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Titania AS, Kronos Norge AS, and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 3, 2012.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: November 5, 2012	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2012	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)