Form 10-Q
period 2013-03-31
KRONOS WORLDWIDE INC
filed 2013-05-08
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Number of shares of the Registrant’s common stock outstanding on April 30, 2013: 115,906,598.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2012	2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282.7	$102.2
Restricted cash	2.7	1.9
Accounts and other receivables	285.8	387.0
Inventories, net	638.3	531.3
Prepaid expenses and other	9.8	9.0
Deferred income taxes	4.1	4.1

Total current assets	1,223.4	1,035.5

Other assets:
Investment in TiO2 manufacturing joint venture	109.9	100.1
Marketable securities	21.6	27.7
Deferred income taxes	120.5	168.7
Other	29.1	25.1

Total other assets	281.1	321.6

Property and equipment:
Land	45.2	43.6
Buildings	238.9	231.7
Equipment	1,082.9	1,051.2
Mining properties	131.3	124.8
Construction in progress	37.3	41.7

	1,535.6	1,493.0
Less accumulated depreciation and amortization	1,013.1	989.8

Net property and equipment	522.5	503.2

Total assets	$2,027.0	$1,860.3

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2012	2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21.2	$21.1
Accounts payable and accrued liabilities	273.2	266.6
Income taxes	23.1	31.5
Deferred income taxes	10.9	10.6

Total current liabilities	328.4	329.8

Noncurrent liabilities:
Long-term debt	378.9	278.6
Deferred income taxes	24.0	42.5
Accrued pension cost	189.2	181.5
Accrued postretirement benefit cost	14.1	14.0
Other	30.3	31.4

Total noncurrent liabilities	636.5	548.0

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.1	1,399.1
Retained deficit	(141.1)	(199.6)
Accumulated other comprehensive loss	(197.1)	(218.2)

Total stockholders’ equity	1,062.1	982.5

Total liabilities and stockholders’ equity	$2,027.0	$1,860.3

Commitments and contingencies (Notes 8 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net sales	$561.3	$463.6
Cost of sales	299.8	459.7

Gross margin	261.5	3.9
Selling, general and administrative expense	48.8	49.4
Other operating income (expense):
Currency transaction gains, net	.1	1.8
Other operating expense, net	(3.4)	(3.2)

Income (loss) from operations	209.4	(46.9)
Other income (expense):
Interest and dividend income	2.3	.3
Loss on prepayment of debt	—	(6.6)
Interest expense	(6.3)	(6.4)

Income (loss) before income taxes	205.4	(59.6)
Income tax expense (benefit)	68.5	(18.5)

Net income (loss)	$136.9	$(41.1)

Net income (loss) per basic and diluted share	$1.18	$(.35)

Cash dividends per share	$.15	$.15

Weighted-average shares outstanding used in the calculation of net income (loss) per share	115.9	115.9

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net income (loss)	$136.9	$(41.1)

Other comprehensive income (loss), net of tax:
Marketable securities adjustment	(7.2)	3.7
Currency translation adjustment	16.6	(27.3)
Pension plans	1.7	2.5

Total other comprehensive income (loss)	11.1	(21.1)

Comprehensive income (loss)	$148.0	$(62.2)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2013

(In millions)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	(unaudited)
Balance at December 31, 2012	$1.2	$1,399.1	$(141.1)	$(197.1)	$1,062.1
Net loss	—	—	(41.1)	—	(41.1)
Other comprehensive loss, net	—	—	—	(21.1)	(21.1)
Dividends paid	—	—	(17.4)	—	(17.4)

Balance at March 31, 2013	$1.2	$1,399.1	$(199.6)	$(218.2)	$982.5

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$136.9	$(41.1)
Depreciation and amortization	11.9	12.6
Deferred income taxes	24.1	(32.7)
Loss on prepayment of debt	—	6.6
Defined benefit pension plan expense greater (less) than cash funding	(.1)	1.4
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(18.8)	9.8
Other, net	.4	2.4
Change in assets and liabilities:
Accounts and other receivables	(162.4)	(83.0)
Inventories	(126.1)	93.1
Prepaid expenses	(.8)	.5
Accounts payable and accrued liabilities	(13.7)	33.0
Income taxes	12.9	16.4
Accounts with affiliates	29.6	(59.7)
Other, net	1.4	1.4

Net cash used in operating activities	(104.7)	(39.3)

Cash flows from investing activities:
Capital expenditures	(23.3)	(19.0)
Change in restricted cash, net	(1.6)	.7
Loans to Valhi:
Loans	(43.9)	—
Collections	27.9	—
Proceeds from sale of marketable securities	21.1	—

Net cash used in investing activities	(19.8)	(18.3)

Cash flows from financing activities:
Indebtedness:
Borrowings	107.4	191.8
Principal payments	(.4)	(295.3)
Dividends paid	(17.4)	(17.4)

Net cash provided by (used in) financing activities	89.6	(120.9)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(34.9)	(178.5)
Currency translation	.3	(2.0)
Balance at beginning of period	82.5	282.7

Balance at end of period	$47.9	$102.2

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2012	2013
	(unaudited)
Supplemental disclosures:
Cash paid for:
Interest	$—	$5.9
Income taxes	30.8	14.0
Accrual for capital expenditures	1.8	4.1

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI). At March 31, 2013, Valhi held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 30% of our common stock. Valhi owns approximately 83% of NL’s outstanding common stock. Approximately 93% of Valhi’s outstanding common stock is held by Contran Corporation and its subsidiaries. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission (SEC) on March 12, 2013 (2012 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 – Accounts and other receivables:

	December 31, 2012	March 31, 2013
	(In millions)
Trade receivables	$229.7	$303.8
Receivable from affiliate – Louisiana Pigment Company, L.P.	—	35.4
Recoverable VAT and other receivables	38.9	38.0
Refundable income taxes	18.3	10.8
Allowance for doubtful accounts	(1.1)	(1.0)

Total	$285.8	$387.0

Note 3 – Inventories, net:

	December 31, 2012	March 31, 2013
	(In millions)
Raw materials	$151.5	$90.5
Work in process	27.3	27.6
Finished products	394.8	347.7
Supplies	64.7	65.5

Total	$638.3	$531.3

Note 4 – Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of related parties: Valhi, NL and CompX International Inc. NL owns a majority of CompX’s outstanding common stock. All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security, and represent a Level 1 input within the fair value hierarchy. See Note 13. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.

Marketable security	Fair value measurement level	Market Value	Cost Basis	Unrealized gains
		(In millions)
As of December 31, 2012:
Valhi common stock	1	$21.5	$15.3	$6.2
NL and CompX common stocks	1	.1	.1	—

Total		$21.6	$15.4	$6.2

As of March 31, 2013:
Valhi common stock	1	$27.6	$15.3	$12.3
NL and CompX common stocks	1	.1	.1	—

Total		$27.7	$15.4	$12.3

At December 31, 2012 and March 31, 2013, we held approximately 1.7 million shares of Valhi’s common stock with a quoted per share market price of $12.50 and $16.05, respectively. We also held a nominal number of shares of CompX and NL common stocks.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Other noncurrent assets:

	December 31, 2012	March 31, 2013
	(In millions)
Deferred financing costs, net	$7.0	$3.9
Restricted cash	7.5	7.3
Pension asset	5.1	4.7
Other	9.5	9.2

Total	$29.1	$25.1

Note 6 – Accounts payable and accrued liabilities:

	December 31, 2012	March 31, 2013
	(In millions)
Accounts payable	$161.3	$178.1
Employee benefits	29.6	28.7
Accrued sales discounts and rebates	14.9	11.7
Accrued interest	.2	.1
Payable to affiliates:
Income taxes, net – Valhi	18.1	—
Louisiana Pigment Company, L.P.	23.5	16.1
Other	25.6	31.9

Total	$273.2	$266.6

Note 7 – Long-term debt:

	December 31, 2012	March 31, 2013
	(In millions)
Term loan	$384.5	$98.6
Note payable to Contran	—	185.0
Revolving European credit facility	13.2	12.8
Other	2.4	3.3

Total debt	400.1	299.7
Less current maturities	21.2	21.1

Total long-term debt	$378.9	$278.6

Term loan – In February 2013, we voluntarily prepaid an aggregate $290 million principal amount of our term loan. We recognized a non-cash pre-tax interest charge of $6.6 million related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment. Funds for such prepayment were provided by $100 million of our cash on hand as well as borrowings of $190 million under a new loan from Contran as described below. As a result of this prepayment, the remaining $100 million principal amount of the term loan is not repayable until final maturity of the term loan in June 2018. The average interest rate on these borrowings as of and for the three months ended March 31, 2013 was 7% and 6.6%, respectively. The carrying amount of the term loan includes unamortized original issue discount of $1.4 million at March 31, 2013. It is possible we might borrow additional amounts from Contran in the future to voluntarily prepay the remaining $100 million principal amount outstanding under the term loan.

Note payable to Contran – As discussed above, in February 2013 we entered into a promissory note with Contran that allows us to borrow up to $290 million. This new loan from Contran contains terms and conditions similar to the terms and conditions of the term loan, except that the loan from Contran is unsecured and contains no financial maintenance covenant. The independent members of our board of directors approved the terms and conditions of the loan from Contran. The note requires quarterly principal payments of $5.0 million which commenced in March 2013, with any remaining outstanding principal due by June 2018. Voluntary principal prepayments are permitted at any time without penalty. The note bears interest at LIBOR (with LIBOR no less than 1%) plus 4.125%, or the base rate (as defined in the agreement) plus 5.125%. We are required to use the base rate method until such time as both (1) the term loan discussed above has been fully repaid and (2) the European credit facility has been amended on terms satisfactory to Contran, at which time we would have the option to use either the base rate or LIBOR rate methods. The average interest rate on these borrowings as of and for the period from issuance to March 31, 2013 was 7.375%.

Revolving European credit facility – During the first three months of 2013, we had no borrowings or repayments under our European credit facility. The average interest rate on the existing balance as of and for the three months ended March 31, 2013 was 2.03% and 2.01%, respectively. At March 31, 2013, the equivalent of $140.5 million was available for borrowing under this facility.

Revolving North American credit facility – We had no borrowings or repayments under our North American credit facility for the three months ended March 31, 2013. At March 31, 2013 we had no outstanding borrowings under this revolving facility and approximately $125 million was available for borrowing.

Canada – At March 31, 2013, an aggregate of Cdn. $7.5 million letters of credit were outstanding under our Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit.

In January 2013, we borrowed Cdn. $1.8 million (USD $1.8 million) under our Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada which was recorded net of Cdn. $.5 million (USD $.5 million) imputed interest.

Restrictions and other – Our European credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. Our term loan, North American revolving credit facility and note payable to Contran also contain restrictive covenants. At March 31, 2013, there were no restrictions on our ability to pay dividends.

We are in compliance with all of our debt covenants at March 31, 2013.

Note 8 – Income taxes:

	Three months ended March 31,
	2012	2013
	(In millions)
Expected tax expense (benefit), at U.S. Federal statutory income tax rate of 35%	$71.9	$(20.9)
Non-U.S. tax rates	(7.7)	(.4)
Incremental tax on earnings of non-U.S. companies	4.0	(1.4)
U.S. state income taxes, net	.5	1.1
Adjustments to the reserve for uncertain tax positions, net	.4	1.9
Domestic manufacturing credit	(.6)	(1.1)
Nondeductible expenses	.3	2.3
Other, net	(.3)	—

Total	$68.5	$(18.5)

	Three months ended March 31,
	2012	2013
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$68.5	$(18.5)
Other comprehensive income (loss):
Marketable securities	(3.5)	2.1
Currency translation	—	(3.8)
Pension plans	.7	1.1

Total	$65.7	$(19.1)

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 and 2012, we received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.5 million (see Note 7). If the full amount of the proposed adjustment were ultimately to be assessed against us, the cash tax liability would be approximately $15.7 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will change by $3 million during the next twelve months related to certain adjustments to our prior year returns.

Note 9 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In millions)
Service cost	$2.6	$3.3
Interest cost	5.8	5.5
Expected return on plan assets	(4.6)	(5.1)
Amortization of prior service cost	.4	.4
Amortization of net transition obligations	.1	.1
Recognized actuarial losses	2.0	3.1

Total	$6.3	$7.3

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In millions)
Service cost	$.1	$.1
Interest cost	.1	.1
Amortization of prior service credit	(.2)	(.2)
Recognized actuarial losses	.1	.1

Total	$.1	$.1

Contributions – We expect our 2013 contributions for our pension and other postretirement plans to be approximately $27 million.

Note 10 – Other noncurrent liabilities:

	December 31, 2012	March 31, 2013
	(In millions)
Reserve for uncertain tax positions	$13.4	$15.1
Employee benefits	11.3	10.8
Other	5.6	5.5

Total	$30.3	$31.4

Note 11 – Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss for the three months ended March 31, 2012 and 2013 are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In millions)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of year	$5.1	$4.2
Other comprehensive income (loss) – unrealized gains (losses) arising during the year	(7.2)	3.7

Balance at end of period	$(2.1)	$7.9

Currency translation:
Balance at beginning of year	$(91.8)	$(63.5)
Other comprehensive income (loss)	16.6	(27.3)

Balance at end of period	$(75.2)	$(90.8)

Defined benefit pension plans:
Balance at beginning of year	$(99.2)	$(137.3)
Other comprehensive income – amortization of prior service cost and net losses included in net periodic pension cost	1.7	2.5

Balance at end of period	$(97.5)	$(134.8)

OPEB plans:
Balance at beginning of year/end of period	$.1	$(.5)

Total accumulated other comprehensive loss:
Balance at beginning of year	$(185.8)	$(197.1)
Other comprehensive income (loss)	11.1	(21.1)

Balance at end of period	$(174.7)	$(218.2)

See Note 9 for amounts related to our defined benefit pension plans and OPEB plans.

Note 12 – Commitments and contingencies:

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

Please refer to our 2012 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 13 – Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2012 and March 31, 2013:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2012
Currency forward contracts	$1.8	$1.8	$—	$—
Noncurrent marketable securities (See Note 4)	21.6	21.6	—	—
March 31, 2013
Currency forward contracts	$(.1)	$(.1)	$—	$—
Noncurrent marketable securities (See Note 4)	27.7	27.7	—	—

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

At March 31, 2013, we had currency forward contracts to exchange:

•

an aggregate of $33.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.02 per U.S. dollar. These contracts with Wells Fargo Bank, N.A. mature from April 2013 through February 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option;

•

an aggregate $20.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.84 to kroner 6.02 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from May 2013 through December 2013; and

•

an aggregate €18.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 7.48 to kroner 7.57 per euro. These contracts with DnB Nor Bank ASA mature at a rate of €2.0 million per month in certain months from April 2013 through December 2013.

The estimated fair value of our currency forward contracts at March 31, 2013 was a $.1 million loss, of which $.1 million is recognized as part of accounts and other receivables and $.2 million is recognized as part of accounts payable and accrued liabilities. There is also a corresponding $.1 million currency transaction loss recognized in our Condensed Consolidated Statement of Income. We are not currently using hedge accounting for our outstanding currency forward contracts at March 31, 2013, and we did not use hedge accounting for any of such contracts we previously held in 2012.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2012 and March 31, 2013.

	December 31, 2012		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash, cash equivalents and restricted cash	$292.9	$292.9	$111.4	$111.4
Notes payable and long-term debt:
Variable rate:
Term loan	384.5	396.8	98.6	101.6
Note payable to Contran	—	—	185.0	185.0
European credit facility	13.2	13.2	12.8	12.8
Common stockholders’ equity	1,062.1	2,260.2	982.5	1,813.9

At December 31, 2012 and March 31, 2013, the estimated market price of our term loan was $1,017.5 per $1,000 principal amount and $1,016.3 per $1,000 principal amount, respectively. The fair value of our term loan is based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair values of our note payable to Contran and our European credit facility represent Level 2 inputs, and are deemed to approximate book value. The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including coatings, plastics, paper and other industrial and specialty products. For the three months ended March 31, 2013, approximately one-half of our sales volumes were into European markets. Our production facilities are located in Europe and North America.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are influenced in part by their expectations for future changes in TiO2 market selling prices as well as their expectations for future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products, with price and availability being the most significant competitive factors along with quality and customer service.

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

Executive summary

We reported a net loss of $41.1 million, or $.35 per share, in the first quarter of 2013 as compared to net income of $136.9 million, or $1.18 per share, in the first quarter of 2012. We had a net loss in the first quarter of 2013 compared to net income in the first quarter of 2012 principally due to a loss from operations resulting from the unfavorable effects of lower average selling prices, lower production volumes and higher raw material costs in 2013.

Our results in the first quarter of 2013 include a non-cash pre-tax charge of $6.6 million ($4.3 million, or $.04 per share, net of income tax benefit) related to the voluntary prepayment of $290 million principal amount of our term loan, consisting of the write-off of original issue discount costs and deferred financing costs associated with such prepayment.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

•	Future supply and demand for our products

•	The extent of the dependence of certain of our businesses on certain market sectors

•	The cyclicality of our business

•	Customer and producer inventory levels

•	Unexpected or earlier-than-expected industry capacity expansion

•	Changes in raw material and other operating costs (such as ore and energy costs)

•	Changes in the availability of raw materials (such as ore)

•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)

•	Competitive products and substitute products

•	Customer and competitor strategies

•	Potential consolidation of our competitors

•	Potential consolidation of our customers

•	The impact of pricing and production decisions

•	Competitive technology positions

•	The introduction of trade barriers

•	Possible disruption of our business, or increases in our cost of doing business, resulting from terrorist activities or global conflicts

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

Results of operations

Quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 -

	Three months ended March 31,
	2012		2013
	(Dollars in millions)
Net sales	$561.3	100%	$463.6	100%
Cost of sales	299.8	53	459.7	99

Gross margin	261.5	47	3.9	1
Other operating income and expense, net	52.1	10	50.8	(11)

Income (loss) from operations	$209.4	37%	$(46.9)	(10)%

				% Change
TiO2 operating statistics:
Sales volumes*	130		132	1%
Production volumes*	140		122	(13)%
Percentage change in net sales:
TiO2 product pricing				(21)%
TiO2 sales volumes				1
TiO2 product mix				3
Changes in currency exchange rates				—

Total				(17)%

*	Thousands of metric tons

Current industry conditions – The TiO2 industry has experienced decreased selling prices and production volumes as the majority of TiO2 producers and consumers have been undertaking inventory correction initiatives in response to continued global economic weakness and uncertainty. While we operated our production facilities at full practical capacity rates in the first quarter of 2012, we operated our facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels. We continued to operate our production facilities at reduced capacity rates in the first quarter of 2013 (approximately 92% of practical capacity).

Our average selling prices declined during the second half of 2012, and continued to decline during the first quarter of 2013. Our average selling prices at the end of the first quarter of 2013 were 7% lower than at the end of 2012, and were 22% lower than at the end of the first quarter of 2012.

We experienced significantly higher costs for our raw materials such as third party feedstock ore and petroleum coke in 2012. As one of the few vertically-integrated producers of sulfate process TiO2, we operate two ilmenite mines in Norway which provide all of the feedstock for our European sulfate process facilities. Overall, the cost per metric ton of TiO2 we produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs procured from third parties and unabsorbed fixed production costs resulting from reduced production volumes. However, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 were produced with lower-cost feedstock ore purchased in 2011, our cost of sales per metric ton in the first quarter of 2012 was significantly lower as compared to the cost per metric ton for products we sold in the second, third and fourth quarters of 2012. We experienced some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, however our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than what we expect our cost of sales per metric ton of TiO2 to be in the remainder of 2013, as a substantial portion of the TiO2 products we sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012.

Net sales – Net sales in the first quarter of 2013 decreased 17%, or $97.7 million, compared to the first quarter of 2012 primarily due to a 21% decrease in average TiO2 selling prices (which decreased net sales by approximately $118 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 1% in the first quarter of 2013 as compared to the first quarter of 2012 due to increased customer demand in export markets offset in part by slightly lower demand in North American and European markets. Our sales volumes in the first quarter of 2013 set a new record for a first quarter. We estimate that changes in currency exchange rates increased net sales by approximately $1 million as compared to the first quarter of 2012.

Cost of sales – Cost of sales increased $159.9 million or 53% in the first quarter of 2013 compared to 2012 primarily due to the net impact of higher raw material costs of approximately $110 million (primarily feedstock ore) and a 13% decrease in TiO2 production volumes. Our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than TiO2 sold in the first quarter of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in 2013 was produced with higher-cost feedstock ore purchased in 2012. Overall and as discussed above, the cost per metric ton of TiO2 we produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs and unabsorbed fixed production costs resulting from reduced production volumes. Cost of sales as a percentage of net sales increased to 99% in the first quarter of 2013 compared to 53% in the same period of 2012 primarily due to the effects of higher raw materials costs as discussed above.

Gross margin and income (loss) from operations – Income (loss) from operations decreased by $256.3 million from income of $209.4 million in the first quarter of 2012 to a loss of $46.9 million in the first quarter of 2013. Income (loss) from operations as a percentage of net sales decreased to (10)% in the first quarter of 2013 from 37% in the same period of 2012. This decrease was driven by the decline in gross margin, which decreased to 1% for the first quarter of 2013 compared to 47% for the first quarter of 2012. As discussed and quantified above, our gross margin decreased primarily due to the effects of lower selling prices and higher manufacturing costs (primarily raw materials). Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations. We estimate that changes in currency exchange rates decreased income from operations by approximately $6 million in the first quarter of 2013 as compared to the same period in 2012.

Other non-operating income (expense) – We recognized an aggregate $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first quarter of 2013 related to the voluntary prepayment of $290 million of our term loan. See Note 7 to our Condensed Consolidated Financial Statements.

Interest and dividend income decreased $2.0 million to $.3 million in the first quarter of 2013 primarily due to lower balances available for investment, principally related to our loan to Valhi which was completely repaid in December 2012. Interest income on our loan to Valhi was $1.6 million in the first quarter of 2012.

Income tax provision – We recognized an income tax benefit of $18.5 million in the first quarter of 2013 compared to a provision of $68.5 million in the same period last year. This difference is primarily due to our decreased earnings. See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss carryforwards in Germany (the equivalent of $744 million and $100 million for German corporate and trade tax purposes, respectively, at December 31, 2012). At March 31, 2013, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended March 31, 2013 vs March 31, 2012
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2013 vs 2012
	2012	2013	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$1	$1
Income from operations	—	2	2	(8)	(6)

Outlook

During the first quarter of 2013 we operated our production facilities at 92% of practical capacity, which was a higher utilization rate as compared to our utilization rates during the last three quarters of 2012. If economic conditions improve in the various regions of the world in the remainder of 2013, we expect demand for our TiO2 products would increase and our sales volumes would be expected to be higher in 2013 as compared to 2012. During 2013, we will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced some moderation in the cost of TiO2 feedstock ore procured in 2013, however our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than what we expect our cost of sales per metric ton of TiO2 to be in the remainder of 2013, as a substantial portion of the TiO2 products we sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012. Although the cost of feedstock ore has moderated recently, such reductions have been inadequate to compensate for the decline in selling prices for our products. We started 2013 with selling prices 16% lower than as compared to the start of 2012, and prices declined by an additional 7% in the first quarter of 2013. We expect to implement increases in our selling prices during 2013 in order to adequately compensate for our raw material production costs, and in this regard, in February 2013 we announced certain price increases for all of our markets, implementation of which would begin in the second quarter of 2013. Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased. In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis. Shortages of certain TiO2 grades have recently occurred, and lead times for delivery are increasing. We also believe TiO2 prices have generally stabilized, and price increases have been realized in some accounts. The extent to which we will be able to achieve these and other possible additional price increases during 2013 will depend on market conditions.

Overall, we expect that income from operations in 2013 will be significantly lower as compared to 2012. The first quarter of 2012 income from operations was positively affected by the sale of TiO2 produced with lower-cost feedstock ore purchased in 2011, as compared to our first quarter 2013 loss from operations which was negatively impacted by the sale of TiO2 produced with higher-cost feedstock ore purchased in 2012. This negative fluctuation in operating income between the first quarter of 2012 and the first quarter of 2013 would more than offset any favorable effect of higher sales and production volumes that would result assuming demand levels continue to improve, as well as the favorable impact of increases in our selling prices that we may be able to achieve during the remainder of 2013.

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

Cash used in operating activities was $104.7 million in the first three months of 2012 compared to $39.3 million used in the first three months of 2013. This $65.4 million net decrease in the amount of cash used was primarily due to the net effects of the following items:

•	lower income from operations in 2013 of $256.3 million,

•

lower net cash used in 2013 of $263.4 million associated with relative changes in our inventories, receivables, payables and accruals, primarily due to the relative decreases in our inventories and receivables, as discussed below,

•	higher net distributions from our TiO2 manufacturing joint venture in 2013 of $28.6 million, primarily due to the timing of the joint venture’s working capital needs,

•	lower net cash paid for income taxes in 2013 of $16.8 million resulting from our decreased profitability and

•	higher cash paid for interest in 2013 of $5.9 million, primarily due to the timing of interest payments on our term loan in 2013.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•

Our average days sales outstanding, or DSO, increased from December 31, 2012 to March 31, 2013 due to higher average daily net sales resulting from higher sales volumes partially offset by lower selling prices in the first quarter of 2013.

•	Our average days sales in inventory, or DSI, decreased from December 31, 2012 to March 31, 2013 principally due to lower inventory costs and lower inventory volumes in the first quarter of 2013.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2011	March 31, 2012	December 31, 2012	March 31, 2013
DSO	55 days	69 days	61 days	65 days
DSI	104 days	110 days	102 days	68 days

Investing activities

Our capital expenditures of $23.3 million and $19.0 million in the three months ended March 31, 2012 and 2013, respectively, were primarily to maintain and improve the cost effectiveness of our existing manufacturing facilities.

Financing activities

During the three months ended March 31, 2013, we:

•	Voluntarily prepaid $290.0 million principal amount on our term loan,

•	borrowed $190.0 million under our new note payable with Contran, and subsequently repaid $5.0 million,

•	borrowed $1.8 million from a Canadian economic development agency, and

•	paid a quarterly dividend to stockholders of $.15 per share for an aggregate dividend of $17.4 million.

Outstanding debt obligations

At March 31, 2013, our consolidated debt comprised:

•	$185.0 million under our note payable to Contran due in June 2018,

•	$100.0 million outstanding ($98.6 million carrying value, net of unamortized original issue discount) under our term loan due in June 2018,

•	€10 million ($12.8 million) under our European revolving credit facility which matures in September 2017, and

•	approximately $3.3 million of other indebtedness.

Our term loan, North American and European revolvers and our note payable to Contran contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type. Our term loan requires that a specified financial covenant (leverage to EBITDA, as defined) be maintained at a ratio less than or equal to 3.5 to 1.0, and our European revolving credit facility also requires the maintenance of certain financial ratios. Certain of our credit agreements also contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at March 31, 2013. We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities and term loan through their maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance. In such an event, we believe we have alternate sources of liquidity, including cash on hand and borrowings under our North American revolver or additional borrowings from Contran (neither of which contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise.

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

At March 31, 2013, we had aggregate cash, cash equivalents and restricted cash on hand of $111.4 million, of which $62.7 million was held by non-U.S. subsidiaries. At March 31, 2013, we had $125 million available for borrowing under our North American revolving credit facility and €110 million ($140.5 million) under our European credit facility. We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2014) and our long-term obligations (defined as the five-year period ending March 31, 2018, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $60 million in capital expenditures to maintain and improve our existing facilities during 2013, including the $19.0 million we have spent through March 31, 2013.

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

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2012 Annual Report.

Commitments and contingencies

See Notes 8 and 12 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

Not applicable

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2012 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2012 Annual Report. See also Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2013.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12 of the Condensed Consolidated Financial Statements and to our 2012 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2012 Annual report. There have been no material changes to such risk factors during the three months ended March 31, 2013.

Item 6. Exhibits

10.1*	Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc effective January 1, 2012. The exhibits to this Exhibit 10.1 have not been filed because they relate to procedures for sampling and analyzing the ore under contract and are not an integral part of the agreement. Upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted exhibit.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc. (Registrant)

Date: May 8, 2013	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2013	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)