Form 10-Q
period 2013-09-30
KRONOS WORLDWIDE INC
filed 2013-11-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Number of shares of the Registrant’s common stock outstanding on October 31, 2013: 115,864,598.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2012	September 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282.7	$59.8
Restricted cash	2.7	1.9
Accounts and other receivables	285.8	336.9
Inventories	638.3	393.4
Prepaid expenses and other	9.8	12.9
Deferred income taxes	4.1	16.6
Total current assets	1,223.4	821.5
Other assets:
Investment in TiO2 manufacturing joint venture	109.9	105.9
Marketable securities	21.6	34.5
Deferred income taxes	120.5	162.9
Other	29.1	25.0
Total other assets	281.1	328.3
Property and equipment:
Land	45.2	45.4
Buildings	238.9	239.7
Equipment	1,082.9	1,092.1
Mining properties	131.3	128.5
Construction in progress	37.3	57.8
	1,535.6	1,563.5
Less accumulated depreciation and amortization	1,013.1	1,039.5
Net property and equipment	522.5	524.0
Total assets	$2,027.0	$1,673.8

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2012	September 30, 2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21.2	$20.7
Accounts payable and accrued liabilities	273.2	265.5
Income taxes	23.1	.2
Deferred income taxes	10.9	11.0
Total current liabilities	328.4	297.4
Noncurrent liabilities:
Long-term debt	378.9	203.3
Deferred income taxes	24.0	23.2
Accrued pension cost	189.2	184.3
Accrued postretirement benefit cost	14.1	14.1
Other	30.3	31.0
Total noncurrent liabilities	636.5	455.9
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.1	1,398.5
Retained deficit	(141.1)	(298.2)
Accumulated other comprehensive loss	(197.1)	(181.0)
Total stockholders’ equity	1,062.1	920.5
Total liabilities and stockholders’ equity	$2,027.0	$1,673.8

Commitments and contingencies (Notes 8 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Net sales	$472.9	$419.1	$1,579.5	$1,363.8
Cost of sales	386.9	371.9	1,068.7	1,303.1
Gross margin	86.0	47.2	510.8	60.7
Selling, general and administrative expense	43.3	44.7	139.2	143.4
Currency transaction losses, net	(1.0)	(.3)	(.5)	(1.4)
Other operating expense, net	(3.2)	(39.2)	(12.6)	(47.5)
Income (loss) from operations	38.5	(37.0)	358.5	(131.6)
Other income (expense):
Interest and dividend income	2.3	.3	6.6	.9
Loss on prepayment of debt	—	(2.3)	(7.2)	(8.9)
Interest expense	(7.0)	(4.5)	(20.0)	(16.6)
Income (loss) before income taxes	33.8	(43.5)	337.9	(156.2)
Income tax expense (benefit)	(1.4)	(13.6)	101.3	(51.3)
Net income (loss)	$35.2	$(29.9)	$236.6	$(104.9)
Net income (loss) per basic and diluted share	$.30	$(.26)	$2.04	$(.91)
Cash dividends per share	$.15	$.15	$.45	$.45
Weighted-average shares used in the calculation of net income (loss) per share	115.9	115.9	115.9	115.9

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Net income (loss)	$35.2	$(29.9)	$236.6	$(104.9)
Other comprehensive income (loss), net of tax:
Marketable securities adjustment	4.0	8.2	(13.9)	9.4
Currency translation adjustment	38.1	21.0	15.6	(.6)
Pension plans	1.7	2.4	5.2	7.4
OPEB plans	—	—	(.1)	(.1)
Total other comprehensive income	43.8	31.6	6.8	16.1
Comprehensive income (loss)	$79.0	$1.7	$243.4	$(88.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2013

(In millions)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	(unaudited)
Balance at December 31, 2012	$1.2	$1,399.1	$(141.1)	$(197.1)	$—	$1,062.1
Net loss	—	—	(104.9)	—	—	(104.9)
Other comprehensive income, net	—	—	—	16.1	—	16.1
Issuance of common stock	—	.1	—	—	—	.1
Dividends paid	—	—	(52.2)	—	—	(52.2)
Treasury stock acquired	—	—	—	—	(.7)	(.7)
Treasury stock retired	—	(.7)	—	—	.7	—
Balance at September 30, 2013	$1.2	$1,398.5	$(298.2)	$(181.0)	$—	$920.5

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$236.6	$(104.9)
Depreciation and amortization	35.4	37.6
Deferred income taxes	25.0	(62.1)
Loss on prepayment of debt, net	7.2	8.9
Call premium and interest paid on Senior Notes redeemed	(6.2)	—
Benefit plan expense greater than cash funding:
Defined benefit pension plans	.2	2.3
Other postretirement benefits	.2	.2
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(30.1)	4.0
Other, net	.7	5.1
Change in assets and liabilities:
Accounts and other receivables	(49.3)	(37.3)
Inventories	(158.2)	242.9
Prepaid expenses	(5.4)	(3.0)
Accounts payable and accrued liabilities	(46.8)	16.0
Income taxes	(5.3)	(8.8)
Accounts with affiliates	51.1	(40.7)
Other, net	2.4	.6
Net cash provided by operating activities	57.5	60.8
Cash flows from investing activities:
Capital expenditures	(45.5)	(49.9)
Change in restricted cash equivalents, net	(1.6)	.6
Loans to Valhi:
Loans	(95.3)	—
Collections	63.8	—
Proceeds from sale of marketable securities – mutual funds	21.1	—
Other, net	—	(.1)
Net cash used in investing activities	(57.5)	(49.4)
Cash flows from financing activities:
Indebtedness:
Borrowings	501.4	294.8
Principal payments	(414.9)	(476.5)
Dividends paid	(52.2)	(52.2)
Treasury stock acquired	—	(.7)
Other, net	(7.1)	—
Net cash provided by (used in) financing activities	27.2	(234.6)
Cash and cash equivalents – net change from:
Operating, investing and financing activities	27.2	(223.2)
Currency translation	1.2	.3
Balance at beginning of period	82.5	282.7
Balance at end of period	$110.9	$59.8
Supplemental disclosures:
Cash paid for:
Interest (including call premium paid)	$28.9	$15.6
Income taxes	84.6	33.6
Accrual for capital expenditures	4.5	3.7

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Note 1—Organization and basis of presentation:

Organization—We are a majority-owned subsidiary of Valhi, Inc. (NYSE: VHI).  At September 30, 2013, Valhi held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 30% of our common stock. Valhi owns approximately 83% of NL’s outstanding common stock. Approximately 94% of Valhi’s outstanding common stock is held by Contran Corporation and its subsidiaries.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation—The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission (SEC) on March 12, 2013 (2012 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2013 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2—Accounts and other receivables:

	December 31, 2012	September 30, 2013
	(In millions)
Trade receivables	$229.7	$276.5
Recoverable VAT and other receivables	38.9	37.5
Receivable from affiliate – Louisiana Pigment Company, L.P.	—	18.1
Refundable income taxes	18.3	5.9
Allowance for doubtful accounts	(1.1)	(1.1)
Total	$285.8	$336.9

Note 3—Inventories, net:

	December 31, 2012	September 30, 2013
	(In millions)
Raw materials	$151.5	$69.3
Work in process	27.3	18.1
Finished products	394.8	237.0
Supplies	64.7	69.0
Total	$638.3	$393.4

Note 4—Marketable securities:

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

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In millions)
As of December 31, 2012:
Valhi common stock	1	$21.5	$15.3	$6.2
NL and CompX common stocks	1	.1	.1	—
Total		$21.6	$15.4	$6.2
As of September 30, 2013:
Valhi common stock	1	$34.4	$15.3	$19.1
NL and CompX common stocks	1	.1	.1	—
Total		$34.5	$15.4	$19.1

At December 31, 2012 and September 30, 2013, we held approximately 1.7 million shares of Valhi’s common stock with a quoted per share market price of $12.50 and $19.96, respectively.  We also held a nominal number of shares of CompX and NL common stocks.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5—Other noncurrent assets:

	December 31, 2012	September 30, 2013
	(In millions)
Deferred financing costs, net	$7.0	$2.6
Restricted cash	7.5	7.2
Pension asset	5.1	5.8
Other	9.5	9.4
Total	$29.1	$25.0

Note 6—Accounts payable and accrued liabilities:

	December 31, 2012	September 30, 2013
	(In millions)
Accounts payable	$161.3	$118.7
Employee benefits	29.6	29.3
Accrued sales discounts and rebates	14.9	15.0
Accrued interest	.2	.1
Accrued legal settlement	—	35.0
Payable to affiliates:
Income taxes, net – Valhi	18.1	2.5
Louisiana Pigment Company, L.P.	23.5	19.5
Other	25.6	45.4
Total	$273.2	$265.5

The accrued legal settlement is discussed in Note 12.

Note 7—Long-term debt:

	December 31, 2012	September 30, 2013
	(In millions)
Term loan	$384.5	$—
Note payable to Contran	—	175.0
Revolving European credit facility	13.2	—
Revolving North American credit facility	—	46.2
Other	2.4	2.8
Total debt	400.1	224.0
Less current maturities	21.2	20.7
Total long-term debt	$378.9	$203.3

Term loan—In February 2013, we voluntarily prepaid an aggregate $290 million principal amount of our term loan.  We recognized a non-cash pre-tax interest charge of $6.6 million in the first quarter of 2013 related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment.  Funds for such prepayment were provided by $100 million of our cash on hand as well as borrowings of $190 million under a new loan from Contran as described below.  In July 2013, we voluntarily prepaid the remaining $100 million principal amount outstanding under our term loan, using $50 million of our cash on hand and borrowings of $50 million under our revolving North American credit facility.  We recognized a non-cash pre-tax interest charge of $2.3 million in the third quarter of 2013 related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment. The average interest rate on the term loan for the year-to-date period ended July 30, 2013 (the payoff date) was 6.8%.

Note payable to Contran—As discussed above, in February 2013 we entered into a promissory note with Contran that allows us to borrow up to $290 million. This new loan from Contran contains terms and conditions similar to the terms and conditions of the term loan, except that the loan from Contran is unsecured and contains no financial maintenance covenant. The independent members of our board of directors approved the terms and conditions of the loan from Contran. The note requires quarterly principal payments of $5.0 million which commenced in March 2013, with any remaining outstanding principal due by June 2018. Voluntary principal prepayments are permitted at any time without penalty. The note bears interest at LIBOR (with LIBOR no less than 1%) plus 5.125%, or the base rate (as defined in the agreement) plus 4.125%. We are required to use the base rate method until such time as both (1) the term loan discussed above has been fully repaid and (2) the European credit facility has been amended on terms satisfactory to Contran, at which time we would have the option to use either the base rate or LIBOR rate methods.  The average interest rate on these borrowings as of and for the period from issuance to September 30, 2013 was 7.375%.

Revolving European credit facility—During the first nine months of 2013, we borrowed €10 million ($12.8 million when borrowed) and repaid the entire outstanding balance of €20 million ($26.5 million when repaid) in August under our European credit facility. The average interest rate on these borrowings for the year-to-date period ended August 31, 2013 when paid off was 2.02%.  At September 30, 2013, there were no outstanding borrowings under this facility.  Our European credit facility requires the maintenance of certain financial ratios.  At September 30, 2013, based on the current earnings before income tax, interest, depreciation and amortization expense of the borrowers, we would not have met the financial test if we had any net debt outstanding under this facility, and accordingly our effective available borrowing under this facility at September 30, 2013 is approximately $32.4 million, the aggregate amount of cash held by the borrowers, net of the borrowers’ other outstanding indebtedness.  We are in discussions with the lender to amend the facility to modify the covenant.  However, we do not currently anticipate the need to draw on this facility for the foreseeable future.

Revolving North American credit facility—During the first nine months of 2013, we borrowed $90.3 million and repaid an aggregate $44.1 million.  The average interest rate on these borrowings as of and for the period from borrowing to September 30, 2013 was 2.63% and 2.46%, respectively.  At September 30, 2013 we had approximately $56.6 million  available for borrowing under this revolving facility.

Canada—At September 30, 2013, an aggregate of Cdn. $7.5 million letters of credit were outstanding under our Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit.

In January 2013, we borrowed Cdn. $1.8 million (USD $1.8 million) under our Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada which was recorded net of Cdn. $.5 million (USD $.5 million) imputed interest.

Restrictions and other—Our European credit facility described above requires the borrowers to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  Our North American revolving credit facility and note payable to Contran also contain restrictive covenants.  At September 30, 2013, there were no restrictions on our ability to pay dividends.

We are in compliance with all of our debt covenants at September 30, 2013.

Note 8—Income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Expected tax expense (benefit), at U.S. Federal statutory income tax rate of 35%	$11.9	$(15.3)	$118.3	$(54.7)
Non-U.S. tax rates	(.8)	.7	(12.5)	3.2
Incremental tax (benefit) on earnings (losses) of non-U.S. companies	(12.8)	1.3	(7.1)	(3.4)
U.S. State income taxes and other, net	.3	(.3)	2.6	3.6
Total	$(1.4)	$(13.6)	$101.3	$(51.3)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(1.4)	$(13.6)	$101.3	$(51.3)
Other comprehensive income (loss):
Marketable securities	2.1	3.8	(7.9)	4.5
Currency translation	4.4	4.1	2.7	2.8
Pension plans	.7	1.1	2.2	3.3
OPEB plans	—	—	(.1)	(.1)
Total	$5.8	$(4.6)	$98.2	$(40.8)

Our income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as we determined in the third quarter 2012 that due to global changes in our business, we would not remit certain dividends from our non-U.S. jurisdictions.  As a result, certain tax attributes were available for carryback to offset prior year tax expense.

In the third quarter of 2012, France enacted certain changes in their income tax laws, including a 3% nondeductible surtax on all dividend distributions which tax is assessed at the time of the distribution against the company making such distribution.  Consequently, our French subsidiary will be required to pay an additional 3% tax on all future dividend distributions.  Our undistributed earnings in France are deemed to be permanently reinvested and such tax will be recognized as part of our income tax expense in the period during which the dividend is declared and will be remitted to the French government in accordance with the applicable tax law.  During the third quarter of 2012, our French subsidiary distributed a $1.8 million dividend.  Distributions from our French subsidiary in 2013 are nil.  At September 30, 2013, our French subsidiary has undistributed earnings of approximately $10.9 million that, if distributed, would be subject to the 3% surtax.

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

Note 9—Employee benefit plans:

Defined benefit plans—The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Service cost	$2.5	$3.2	$7.7	$9.7
Interest cost	5.6	5.4	17.2	16.2
Expected return on plan assets	(4.5)	(4.9)	(13.7)	(14.9)
Amortization of prior service cost	.4	.4	1.2	1.2
Amortization of net transition obligations	.1	.1	.3	.3
Recognized actuarial losses	1.9	3.1	5.9	9.3
Total	$6.0	$7.3	$18.6	$21.8

Postretirement benefits—The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Service cost	$.1	$.1	$.2	$.3
Interest cost	.1	.2	.4	.4
Amortization of prior service credit	(.2)	(.2)	(.5)	(.5)
Recognized actuarial loss	.1	.1	.3	.3
Total	$.1	$.2	$.4	$.5

Contributions—We expect our 2013 contributions for our pension and other postretirement plans to be approximately $28 million.

Note 10—Other noncurrent liabilities:

	December 31, 2012	September 30, 2013
	(In millions)
Reserve for uncertain tax positions	$13.4	$14.4
Employee benefits	11.3	10.9
Other	5.6	5.7
Total	$30.3	$31.0

Note 11—Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2012 and 2013 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$(12.8)	$5.4	$5.1	$4.2
Other comprehensive income (loss) – unrealized gains (losses) arising during the year	4.0	8.2	(13.9)	9.4
Balance at end of period	$(8.8)	$13.6	$(8.8)	$13.6
Currency translation:
Balance at beginning of period	$(114.3)	$(85.1)	$(91.8)	$(63.5)
Other comprehensive income (loss)	38.1	21.0	15.6	(.6)
Balance at end of period	$(76.2)	$(64.1)	$(76.2)	$(64.1)
Defined benefit pension plans:
Balance at beginning of period	$(95.7)	$(132.3)	$(99.2)	$(137.3)
Other comprehensive income – amortization of prior service cost and net losses included in net periodic pension cost	1.7	2.4	5.2	7.4
Balance at end of period	$(94.0)	$(129.9)	$(94.0)	$(129.9)
OPEB plans:
Balance at beginning of period	$—	$(.6)	$.1	$(.5)
Other comprehensive loss – amortization of prior service credit and net losses included in net periodic OPEB cost	—	—	(.1)	(.1)
Balance at end of period	$—	$(.6)	$—	$(.6)
Total accumulated other comprehensive loss:
Balance at beginning of period	$(222.8)	$(212.6)	$(185.8)	$(197.1)
Other comprehensive income	43.8	31.6	6.8	16.1
Balance at end of period	$(179.0)	$(181.0)	$(179.0)	$(181.0)

See Note 9 for amounts related to our defined benefit pension plans and OPEB plans.

Note 12—Commitments and contingencies:

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

In March 2010, we were served with two complaints which were subsequently consolidated as Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB).  A third plaintiff intervened into the case in July 2011.  The defendants included us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  Plaintiffs sought to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In May 2010, defendants filed a motion to dismiss, which plaintiffs opposed.  In March 2011, the court denied the motion to dismiss.  In February 2012, the plaintiffs submitted their motion for class certification, which defendants opposed.  In August 2012, the court granted the plaintiffs’ motion for class certification and trial was set for September 2013.  On September 10, 2013, and following the agreement by the three other defendants in the third quarter of 2013 to enter into settlement agreements with the class plaintiffs, we also entered into a settlement agreement with the class plaintiffs, without admitting any fault or wrongdoing, and agreed to pay an aggregate of $35 million (payable in two installments at specified times, expected to occur by mid-2014).  Following the service of the Class Action Fairness Notice and the Order of Final Approval from the court, we, and the other defendants, will be dismissed with prejudice from this matter.  Other operating expense in the third quarter of 2013 includes a $35 million charge related to this settlement.  See also Note 6.

In March 2013, we were served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  Plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Iowa, Kansas, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, New York, North Carolina, North Dakota, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, West Virginia and Wisconsin that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  This matter had been stayed by the court pending a resolution in the Haley Paint Matter.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.

Note 13—Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2012 and September 30, 2013:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2012
Currency forward contracts	$1.8	$1.8	$—	$—
Noncurrent marketable securities (See Note 4)	21.6	21.6	—	—
September 30, 2013
Currency forward contracts	$(.5)	$(.5)	$—	$—
Noncurrent marketable securities (See Note 4)	34.5	34.5	—	—

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

At September 30, 2013, we had currency forward contracts to exchange:

•

an aggregate of $45.0 million for an equivalent value of Canadian dollars at an exchange rate ranging from Cdn. $1.02 to Cdn. $1.06 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature from October 2013 through December 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option;

•

an aggregate $25.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.84 to kroner 6.14 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from October 2013 through April 2014; and

•

an aggregate €16.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 7.55 to kroner 8.07 per euro. These contracts with DnB Nor Bank ASA mature at a rate ranging from €2.0 million to €5.0 million per month in certain months from October 2013 through April 2014.

The estimated fair value of our currency forward contracts at September 30, 2013 was a net liability of $.5 million, of which $.8 million is recognized as part of accounts and other receivables and $1.3 million is recognized as part of accounts payable and accrued liabilities, in our Condensed Consolidated Balance Sheets. There is also a corresponding $.5 million currency transaction loss recognized in our Condensed Consolidated Statement of Operations.  We are not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2013, and we did not use hedge accounting for any of such contracts we previously held in 2012.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2012 and September 30, 2013.

	December 31, 2012		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash, cash equivalents and restricted cash	$292.9	$292.9	$68.9	$68.9
Notes payable and long-term debt:
Variable rate:
Term loan	384.5	396.8	—	—
Note payable to Contran	—	—	175.0	175.0
European credit facility	13.2	13.2	—	—
North American credit facility	—	—	46.2	46.2
Common stockholders’ equity	1,062.1	2,260.2	920.5	1,794.7

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including coatings, plastics, paper and other industrial products.  For the nine months ended September 30, 2013, approximately one-half of our sales volumes were into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $29.9 million, or $.26 per share, in the third quarter of 2013 as compared to net income of $35.2 million, or $.30 per share, in the third quarter of 2012. For the first nine months of 2013, we reported a net loss of $104.9 million, or $.91 per share, compared to net income of $236.6 million, or $2.04 per share, in the first nine months of 2012.  We had a net loss in the third quarter of 2013 compared to net income in the third quarter of 2012 principally due to a loss from operations in 2013 resulting from lower average selling prices and a litigation settlement charge, partially offset by lower raw material costs and higher production volumes.  We had a net loss in the first nine months of 2013 compared to net income in the first nine months of 2012 principally due to a loss from operations in 2013 resulting from the unfavorable effects of lower average selling prices and higher raw material costs in 2013 and the litigation settlement charge.

Our results in the first nine months of 2013 include a first quarter non-cash pre-tax charge of $6.6 million ($4.3 million, or $.04 per share, net of income tax benefit) and a third quarter charge of $2.3 million ($1.5 million, or $.01 per share, net of income tax benefit) related to the voluntary prepayment of $290 million and $100 million principal amount, respectively, of our term loan, consisting of the write-off of original issue discount costs and deferred financing costs associated with such prepayments.  Our results in the third quarter of 2013 also include a pre-tax litigation settlement of $35 million ($22.5 million, or $.19 per share, net of income tax benefit).  Our results in the first nine months of 2012 include an aggregate second quarter charge of $7.2 million ($4.7 million, or $.04 per share, net of income tax benefit) associated with the June 2012 redemption of the  remaining €279.2  million  principal  amount of our Senior Notes,  consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount.

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

Results of operations

Quarter ended September 30, 2013 compared to the quarter ended September 30, 2012

	Three months ended September 30,
	2012		2013
	(Dollars in millions)
Net sales	$472.9	100%	$419.1	100%
Cost of sales	386.9	82	371.9	89
Gross margin	86.0	18	47.2	11
Other operating expense, net	47.5	10	84.2	20
Income (loss) from operations	$38.5	8%	$(37.0)	(9)%

				% Change
TiO2 operating statistics:
Sales volumes*	116		121	4%
Production volumes*	98		113	15%
Percentage change in net sales:
TiO2 product pricing				(18)%
TiO2 sales volumes				4
TiO2 product mix				1
Changes in currency exchange rates				2
Total				(11)%

*	Thousands of metric tons

Current industry conditions—In the second quarter of 2013, we announced price increases for our TiO2 products in all of our markets, implementation of which began in June 2013.  In the third quarter of 2013, we notified customers of additional price increases to be implemented beginning in October 2013.  As a result, after about a year of decreasing selling prices within the TiO2 industry, our selling prices have generally stabilized.  Our average selling prices at the end of the third quarter of 2013 were 1% higher than at the end of the second quarter of 2013, and were 7% lower than at the end of 2012.  Demand for TiO2 products has generally been strong in 2013, primarily in European and export markets, as customers have generally depleted their inventories in response to general global economic uncertainty.

While we operated our production facilities at full practical capacity rates in the first quarter of 2012, we operated our facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels. We continued to operate our production facilities at reduced capacity rates in the first nine months of 2013 (approximately 92% of practical capacity in the first quarter, approximately 90% in the second quarter and approximately 82% in the third quarter).

We experienced significantly higher costs for our raw materials such as third party feedstock ore and petroleum coke in 2012.  We operate two ilmenite mines in Norway, the production from which provides all of the feedstock for our European sulfate process facilities as well as third party ilmenite ore sales.  Our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 (and a portion of the TiO2 products we sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in the first quarter of 2013 (and a portion of the TiO2 products we sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  We have seen some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  As expected, our cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012, primarily due to the lower feedstock ore costs.

Net sales—Net sales in the third quarter of 2013 decreased 11%, or $53.8 million, compared to the third quarter of 2012 primarily due to the net effects of an 18% decrease in average TiO2 selling prices (which decreased net sales by approximately $85 million) and a 4% increase in sales volumes (which increased net sales by approximately $19 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 4% in the third quarter of 2013 as compared to the third quarter of 2012 due to higher customer demand in European markets partially offset by lower sales in export and North American markets.  In addition, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $12 million as compared to the third quarter of 2012.

Cost of sales—Cost of sales decreased $15.0 million or 4% in the third quarter of 2013 compared to 2012 due to the net impact of lower raw material costs of approximately $28 million (primarily feedstock ore), a 4% increase in sales volumes, a 15% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  As expected, the cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012 primarily due to the lower feedstock ore costs.  In the third quarter of 2012 we operated our facilities at a reduced rate in an effort to align inventory levels with lower demand.  The reduction in our TiO2 production volumes during that time resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales.  Cost of sales as a percentage of net sales increased to 89% in the third quarter of 2013 compared to 82% in the in the same period of 2012 primarily due to the net effects of lower average selling prices, lower raw materials costs and lower unabsorbed fixed costs, as discussed and quantified above.

Unionized employees in our Canadian TiO2 production facility are covered by a collective bargaining agreement that expired June 15, 2013.  The Canadian facility represents approximately 19% of our worldwide TiO2 production capacity.  The union employees represented by the Confederation des Syndicat National (CSN) rejected our revised global offer, and we declared a lockout of unionized employees upon the expiration of the existing contract.  As of the date of this report, no agreement has been reached with the CSN and the unionized employees remain locked out.  We are currently operating our Canadian plant at approximately 15% of the plant’s capacity with non-union management employees, and have implemented a strategy to reduce the financial impact of operating the plant during the lockout.  Since the lockout began, we have been able to fill customer orders with inventory on hand or through production from our other facilities, and we expect to similarly continue meeting customer demand for the foreseeable future.  There is no assurance that we will be able to reach an agreement with the CSN on the terms of a new collective bargaining agreement, or reach an agreement on terms that will not have a material adverse effect on our results of operations.

Other operating expense, net—Other operating expense in the third quarter of 2013 includes a $35 million litigation settlement charge.  See Note 12 to our Condensed Consolidated Financial Statements.

Gross margin and income (loss) from operations—Income (loss) from operations decreased by $75.5 million from income of $38.5 million in the third quarter of 2012 to a loss of $37.0 million in the third quarter of 2013.  Income (loss) from operations as a percentage of net sales decreased to (9)% in the third quarter of 2013 from 8% in the same period of 2012.  This decrease was driven by the decline in gross margin, which decreased to 11% for the third quarter of 2013 compared to 18% for the third quarter of 2012, and by the 2013 litigation settlement charge discussed above.  As discussed and quantified above, our gross margin has decreased primarily due to the net effects of lower selling prices, lower manufacturing costs (primarily raw materials), higher sales volumes and higher production volumes.  Additionally, changes in currency exchange rates have positively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates increased income from operations by approximately $1 million in the third quarter of 2013 as compared to the same period in 2012.

Other non-operating income (expense)—We recognized an aggregate $2.3 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the third quarter of 2013 related to the voluntary prepayment of the remaining $100 million principal amount outstanding under our term loan.  See Note 7 to our Condensed Consolidated Financial Statements.

Interest expense decreased $2.5 million from $7.0 million in the third quarter of 2012 to $4.5 million in the third quarter of 2013 primarily due to lower average debt levels in 2013.

Interest and dividend income decreased $2.0 million to $.3 million in the third quarter of 2013 primarily due to lower balances available for investment, principally related to our loan to Valhi which was completely repaid in December 2012.  Interest income on our loan to Valhi was $1.8 million in the third quarter of 2012.

Income tax benefit—We recognized an income tax benefit of $13.6 million in the third quarter of 2013 compared to a benefit of $1.4 million in the same period last year.  This difference is due in part to our decreased earnings in 2013.  In addition, our income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as we determined during the third quarter of 2012 that due to global changes in the business we would not remit certain dividends from non-U.S. jurisdictions.  As a result, certain tax attributes were available for carryback to offset prior year tax expense.  See Note 8 to our Condensed Consolidated Financial Statements.

We have substantial net operating loss carryforwards in Germany (the equivalent of $744 million and $100 million for German corporate and trade tax purposes, respectively, at December 31, 2012).  At September 30, 2013, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine months ended September 30,
	2012		2013
	(Dollars in millions)
Net sales	$1,579.5	100%	$1,363.8	100%
Cost of sales	1,068.7	68	1,303.1	96
Gross margin	510.8	32	60.7	4
Other operating expense, net	152.3	9	192.3	14
Income (loss) from operations	$358.5	23%	$(131.6)	(10)%

				% Change
TiO2 operating statistics:
Sales volumes*	368		397	8%
Production volumes*	356		359	1%
Percentage change in net sales:
TiO2 product pricing				(21)%
TiO2 sales volumes				8
TiO2 product mix				(2)
Changes in currency exchange rates				1
Total				(14)%

*	Thousands of metric tons

Net sales—Net sales in the nine months ended September 30, 2013 decreased 14%, or $215.7 million, compared to the nine months ended September 30, 2012 primarily due to the net effects of a 21% decrease in average TiO2 selling prices (which decreased net sales by approximately $332 million) and an 8% increase in sales volumes (which increased net sales by approximately $126 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 8% in the first nine months of 2013 as compared to the first nine months of 2012 due to increased customer demand primarily in European and certain export markets, partially offset by decreased demand in North American markets.  In addition, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $10 million as compared to the first nine months of 2012.

Cost of sales—Cost of sales increased $234.4 million or 22% in the nine months ended September 30, 2013 compared to the same period in 2012 due to the net impact of higher raw material costs of approximately $108 million (primarily feedstock ore), an 8% increase in sales volumes, a 1% increase in production volumes and currency fluctuations (primarily the euro).  Our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 (and a portion of the TiO2 products we sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in the first quarter of 2013 (and a portion of the TiO2 products we sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  As expected, the cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012 primarily due to the lower feedstock ore costs as discussed and quantified above.  Cost of sales as a percentage of net sales increased to 96% in the first nine months of 2013 compared to 68% in the same period of 2012 primarily due to the net effects of higher raw materials costs and to approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales in 2012, as discussed above.

Other operating expense, net – Other operating expense in the first nine months of 2013 includes a third quarter litigation settlement charge of $35 million.  See Note 12 to our Condensed Consolidated Financial Statements.

Gross margin and income (loss) from operations—Income (loss) from operations decreased by $490.1 million from income of $358.5 million in the first nine months of 2012 to a loss of $131.6 million in the first nine months of 2013.  Income (loss) from operations as a percentage of net sales decreased to (10)% in the first nine months of 2013 from 23% in the same period for 2012.  This decrease was driven by the decline in gross margin, which decreased to 4% for the first nine months of 2013 compared to 32% for the same period in 2012, and the third quarter 2013 litigation settlement charge discussed above.  As discussed and quantified above, our gross margin has decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes and lower unabsorbed fixed costs related to higher production volumes in 2013 over 2012.  Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates decreased income from operations by approximately $7 million in the first nine months of 2013 as compared to the same period in 2012.

Other non-operating income (expense)—We recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first and third quarters of 2013 related to the voluntary prepayment of our term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013.  See Note 7 to our Condensed Consolidated Financial Statements.

We recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of our remaining Senior Secured Notes.

Interest expense decreased $3.4 million from $20.0 million in the nine months ended September 30, 2012 to $16.6 million in the nine months ended September 30, 2013 primarily due to lower average debt levels in 2013.

Interest and dividend income decreased $5.7 million to $.9 million in the nine months ended September 30, 2013 primarily due to lower balances available for investment, principally related to our loan to Valhi which was completely repaid in December 2012.  Interest income on our loan to Valhi was $5.2 million in the nine months ended September 30, 2012.

Income tax expense (benefit)—We recognized an income tax benefit of $51.3 million in the first nine months of 2013 compared to an income tax provision of $101.3 million in the same period last year.  This difference is due in part to our decreased earnings in 2013.  In addition, our income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as we determined that due to global changes in the business we would not remit certain dividends from non-U.S. jurisdictions.  See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision (benefit) to our actual tax provision (benefit).

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

Impact of changes in currency exchange rates Three months ended September 30, 2013 vs. September 30, 2012
	Transaction gains/(losses) recognized			Translation gain/loss – impact of rate changes	Total currency impact 2013 vs. 2012
	2012	2013	Change
	(in millions)
Impact on:
Net sales	$–	$–	$–	$12	$12
Income from operations	(1)	–	1	–	1

Impact of changes in currency exchange rates Nine months ended September 30, 2013 vs. September 30, 2012
	Transaction gains/(losses) recognized			Translation gain/loss – impact of rate changes	Total currency impact 2013 vs. 2012
	2012	2013	Change
	(in millions)
Impact on:
Net sales	$–	$–	$–	$10	$10
Income from operations	–	(1)	(1)	(6)	(7)

Outlook

During the first nine months of 2013 we operated our production facilities at 88% of practical capacity, which was a higher utilization rate as compared to the last three quarters of 2012.  Assuming economic conditions do not deteriorate in the various regions of the world in the remainder of 2013, we would expect our sales volumes to continue to be higher in 2013 as compared to 2012.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We have seen some moderation in the cost of TiO2 feedstock ore procured in 2013; however, these reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  As expected, our cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012, primarily due to the lower feedstock ore costs, and our cost of sales per metric ton of TiO2 sold in the fourth quarter of 2013 is similarly expected to be lower than the cost of sales per metric ton of TiO2 sold in the fourth quarter of 2012.  Consequently, our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than what we expect our cost of sales per metric ton of TiO2 to be in the second half of 2013, as a substantial portion of the TiO2 products we sold in the first half of 2013 was produced with the higher-cost feedstock ore procured in 2012.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for our products over the past year.  We started 2013 with selling prices 16% lower than the beginning of 2012, and prices declined by an additional 7% in the first quarter of 2013.  After only moderate movement in the second and third quarters of 2013, our average selling prices at the end of the third quarter are 7% below prices at the end of 2012.  In the second quarter of 2013, we announced price increases for our TiO2 products in all of our markets, implementation of which began in June 2013.  In the third quarter of 2013, we notified customers of additional price increases to be implemented beginning in October 2013.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased and we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result lead times for delivery are increasing.  With the strong sales volumes experienced in the first nine months of the year, we continue to see evidence of improvement in demand for our TiO2 products, which we believe will support implementation of additional selling price increases in the near term.  The extent to which we will be able to achieve these and other possible additional price increases during the remainder of 2013 and into 2014 will depend on market conditions.

Overall, we expect that income (loss) from operations in 2013 will be significantly lower as compared to 2012, but we also expect income from operations in the fourth quarter of 2013 will improve from the quarterly levels in the first nine months of the year.  Our income from operations in the first nine months of 2012 was positively affected by the sale in the first half of 2012 of TiO2 produced with lower-cost feedstock ore purchased in 2011, while our loss from operations in the first nine months of 2013 was negatively impacted by the sale in the first half of 2013 of TiO2 produced with higher-cost feedstock ore purchased in 2012, as well as the third quarter litigation settlement charge.  The negative effect of such higher-cost feedstock ore and the legal settlement charge on our full year 2013 operating results is expected to more than offset any favorable effect of higher sales and production volumes that would result assuming demand levels continue to improve, as well as the favorable impact of increases in our selling prices that we may be able to achieve during the remainder of 2013.

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

Cash provided by operating activities was $57.5 million in the first nine months of 2012 compared to $60.8 million in the first nine months of 2013.  This $3.3 million increase in the amount of cash provided was primarily due to the net effects of the following:

•	lower income from operations in 2013 of $490.1 million;

•

lower net cash used in 2013 of $382.4 million associated with relative changes in our inventories, receivables, payables and accruals, primarily due to the relative decrease in our inventories as discussed below;

•	higher net distributions from our TiO2 manufacturing joint venture in 2013 of $34.1 million, primarily due to the timing of the joint venture’s working capital needs;

•	lower net cash paid for income taxes in 2013 of $51.0 million resulting from our decreased profitability; and

•	lower cash paid for interest in 2013 of $13.3 million, primarily due to the timing of 2012 interest payments on our Senior Secured Notes redeemed in June 2012.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•

Our average days sales outstanding, or DSO, increased from December 31, 2012 to September 30, 2013, due to higher average daily net sales resulting from higher sales volumes partially offset by lower selling prices; and

•	Our average days sales in inventory, or DSI, decreased from December 31, 2012 to September 30, 2013 principally due to lower inventory raw material costs and lower inventory volumes in 2013.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2011	September 30, 2012	December 31, 2012	September 30, 2013
DSO	55 days	60 days	61 days	67 days
DSI	104 days	79 days	102 days	57 days

Investing activities

Our capital expenditures of $45.5 million and $49.9 million in the nine months ended September 30, 2012 and 2013, respectively, were primarily to maintain and improve the cost-effectiveness of our existing manufacturing facilities.

Financing activities

During the nine months ended September 30, 2013, we:

•	voluntarily prepaid $390.0 million principal amount on our term loan;

•	borrowed $190.0 million under our new note payable with Contran and subsequently repaid $15.0 million;

•	borrowed $90.3 million under our North American credit facility and subsequently repaid $44.1 million;

•	borrowed €10 million ($12.8 million when borrowed) on our European credit facility and subsequently repaid €20 million ($26.5 million when repaid);

•	borrowed $1.8 million from a Canadian economic development agency;

•	purchased 49,000 shares of our common stock in open market transactions for $.7 million; and

•	paid quarterly dividends to stockholders aggregating $.45 per share ($52.2 million).

Outstanding debt obligations

At September 30, 2013, our consolidated debt comprised:

•	$175.0 million under our note payable to Contran due in June 2018;

•	$46.2 million under our North American credit facility due in June 2017; and

•	approximately $2.8 million of other indebtedness.

Our North American and European revolvers and our note payable to Contran contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Our European revolving credit facility also requires the maintenance of certain financial ratios.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at September 30, 2013.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  In such an event, we believe we have alternate sources of liquidity, including cash on hand and borrowings under our North American revolver or additional borrowings from Contran (neither of which contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent-level obligations depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  Our North American revolving credit facility is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories, all or a portion of the common stock or ownership interests in certain of our subsidiaries and a $362.1 million unsecured promissory note issued by our wholly-owned subsidiary, Kronos International, Inc.  Our European revolving credit facility is collateralized by, among other things, the accounts receivable and inventories of the borrowers plus a limited pledge of all the other assets of the Belgian borrower.  Our note payable to Contran is unsecured.

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

At September 30, 2013, we had aggregate cash, cash equivalents and restricted cash on hand of $68.9 million, of which $64.0 million was held by non-U.S. subsidiaries.  At September 30, 2013, we had $56.6 million available for borrowing under our North American revolving credit facility, and we could borrow all such available amount without violating any of the covenants under such facility.  As previously discussed, our European revolving credit facility (of which the full €120 million ($161.9 million) is undrawn at September 30, 2013) requires the maintenance of certain financial ratios.  Based on the current earnings before income tax, interest, depreciation and amortization expense of the borrowers, we would not meet the financial test if we had any net debt outstanding under this facility, and accordingly our effective available borrowing under this facility at September 30, 2013 is approximately $32.4 million, the aggregate amount of cash held by the borrowers, net of the borrowers’ other outstanding indebtedness.  We are in discussions with the lender to amend the facility to modify such financial ratio covenant, but there is no assurance that we would be able to obtain an amendment to the facility to modify the covenant.  However, we do not currently anticipate the need to draw on this facility for the foreseeable future.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2014) and our long-term obligations (defined as the five-year period ending September 30, 2018, our time period for long-term budgeting).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $65 million in capital expenditures to maintain and improve our existing facilities during 2013, including the $49.9 million we have spent through September 30, 2013.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2012 Annual Report.

Commitments and contingencies

See Notes 8 and 12 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

Not applicable

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2012 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2012 Annual Report. See also Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Vice Chairman of the Board and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2013.

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

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of our equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to our equity method investees did include our controls over the recording of amounts related to our investments that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12 of the Condensed Consolidated Financial Statements, our 2012 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 for descriptions of certain legal proceedings.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2012 Annual Report.  There have been no material changes to such risk factors during the nine months ended September 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We would use cash on hand or other sources of liquidity to acquire the shares. Repurchased shares will be added to our treasury and cancelled.

The following table discloses certain information regarding the shares of our common stock we purchased during the third quarter of 2013 (we made no purchases during July or September 2013).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
August 2013	49,000	$14.99	49,000	1,951,000

Item 6. Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: November 6, 2013	/s/ Gregory M. Swalwell
Gregory M. Swalwell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2013	/s/ Tim C. Hafer
Tim C. Hafer Vice President and Controller (Principal Accounting Officer)