Form 10-K
period 2013-12-31
KRONOS WORLDWIDE INC
filed 2014-03-12
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:

For the fiscal year ended December 31, 2013

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

The aggregate market value of the 21.0 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2013 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $341.5 million.

As of February 28, 2014, 115,864,598 shares of the Registrant’s common stock were outstanding.

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

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

—	Future supply and demand for our products
—	The extent of the dependence of certain of our businesses on certain market sectors
—	The cyclicality of our business
—	Customer inventory levels
—	Unexpected or earlier-than-expected industry capacity expansion
—	Changes in raw material and other operating costs (such as energy and ore costs)
—	Changes in the availability of raw materials (such as ore)
—	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
—	Competitive products and substitute products
—	Customer and competitor strategies
—	Potential consolidation of our competitors
—	The impact of pricing and production decisions
—	Competitive technology positions
—	The introduction of trade barriers
—	Possible disruption of our business, or increases in our cost of doing business, resulting from terrorist activities or global conflicts
—

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro

—	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks)
—	Our ability to renew or refinance credit facilities
—	Our ability to maintain sufficient liquidity
—	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
—	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
—	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
—	Government laws and regulations and possible changes therein

—	The ultimate resolution of pending litigation
—	Possible future litigation.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating, giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2.9% since 1990. Per capita consumption of TiO2 in Western Europe and the United States far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis. We believe that Western Europe and North America currently account for approximately 20% and 17% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has increased primarily due to debottlenecking existing production facilities in the western world and construction of new plants in China. However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues. Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories. As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase throughout 2010 and 2011. As demand weakened in 2012 as a result of global economic weakness and uncertainty, TiO2 selling prices decreased.  Demand improved in 2013, particularly in Europe, and selling prices began to stabilize.  We expect that demand for TiO2 products will continue to increase as economic conditions improve in the various regions of the world.

At December 31, 2013, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 30% was owned by NL Industries, Inc. (NYSE: NL). Valhi also owns approximately 83% of NL Industries’ outstanding common stock. Contran Corporation and its subsidiaries held approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into in February 2014 by all of the voting stockholders of Contran, the size of the board of directors of Contran was fixed at five members, each of Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons have the right to designate one of the five members of the Contran board and the other two members of the Contran board must consist of members of Contran management.  Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

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

	2011	2012	2013
Europe	19%	19%	18%
North America	17%	19%	18%

We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2013. Overall, we are one of the top five producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a powder or slurry form via rail, truck and/or ocean carrier. Sales of our core TiO2 pigments represented approximately 90% of our net sales in 2013. We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate sales volume by geographic region and end use for the year ended December 31, 2013:

Sales volumes percentages by geographic region		Sales volumes percentages by end-use
Europe	49%	Coatings	54%
North America	33%	Plastics	33%
Asia Pacific	4%	Other	8%
Rest of World	14%	Paper	5%

Some of the principal applications for our products include the following.

TiO2 for coatings - Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

TiO2 for plastics - We produce TiO2 pigments that improve the optical and physical properties in plastics, including whiteness and opacity. TiO2 is used to provide opacity in items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding. TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages. TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color. TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market. In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films.

TiO2 for paper - Our TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability. Although we sell our TiO2 to all segments of the paper end-use market, our primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure. The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns. Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard. TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for other applications - We produce TiO2 to improve the opacity and hiding power of printing inks. TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures. Our TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent. In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance. Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our net sales in 2013:

—

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

—

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

—

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

Manufacturing, operations and properties

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments, and in 2013, chloride process production facilities represented approximately 47% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

—

Chloride process - The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force. The chloride process produces an intermediate base pigment with a wide range of properties.

—

Sulfate process - The Sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

We produced 474,000 metric tons of TiO2 in 2013, up from the 469,000 metric tons we produced in 2012. Our production amounts include our share of the output produced by our TiO2 manufacturing joint venture discussed below in “TiO2 Manufacturing Joint Venture.” Our average production capacity utilization rates were near full capacity in 2011, and approximately 85% and 86% of capacity in 2012 and 2013, respectively.  Our production utilization rates in 2013 were impacted by a labor lockout at our Canadian production facility that began in June 2013, as discussed below in “Employees.”  We operated our Canadian plant at approximately 15% of the plant’s capacity with non-union management employees during the lockout.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Our production capacity in 2013 was 550,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of our expected 2014 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	39%	25%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	40
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	22
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	13
Lake Charles, LA, US (3)	TiO2 production, chloride process	19	-
Total		100%	100%
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

(2)	The Fredrikstad plant is located on public land and is leased until 2063.
(3)

We operate the Lake Charles facility in a joint venture with Tioxide Americas LLC (Tioxide), a subsidiary of Huntsman Corporation and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which we are entitled. See Note 5 to our Consolidated Financial Statements and “TiO2 Manufacturing Joint Venture.”

We own the land underlying all of our principle production facilities unless otherwise indicated in the table above.

Our production capacity has increased by approximately 17% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that our annual attainable production capacity for 2014 is approximately 555,000 metric tons.  While we expect our production capacity rate to be higher in 2014 as compared to 2013, we expect that we will operate at less-than-full production capacity in 2014, due principally to the ramp-up of operations at our Canadian facility following the end of the lockout in December 2013, when the terms of a new collective bargaining agreement were reached, as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.

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

TiO2 Manufacturing Joint Venture

Kronos Louisiana, Inc., one of our subsidiaries, and Tioxide each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P., or LPC. LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. We and Huntsman share production from the plant equally pursuant to separate offtake agreements.

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

The joint venture is not consolidated in our financial statements, because we do not control it. We account for our interest in the joint venture by the equity method. The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture. We are required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced. Our share of net costs is reported as cost of sales as the TiO2 is sold. See Notes 5 and 14 to our Consolidated Financial Statements.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Tronox Mineral Sands (PTY) LTD under a supply contract that expires in December 2015. We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015. We purchase natural rutile ore under contracts primarily from Iluka Resources, Limited and Sierra Rutile Limited (under a new supply contract entered into in January 2014) that expire in 2014. In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts, and contracts that we may enter into in the near term, will meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2013. We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a supply contract that expires at the end of 2014. We expect the raw materials purchased under these contracts, and contracts that we may enter into in the near term, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly.

The following table summarizes our raw materials purchased or mined in 2013.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants -
Purchased slag or rutile ore	390
Sulfate process plants:
Ilmenite ore mined and used internally	310
Purchased slag	25

Sales and marketing

Our marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts. Because TiO2 represents a significant raw material cost for our customers, the purchasing decisions are often made by our customers’ senior management. We work to maintain close relationships with the key decision makers, through in-depth and frequent in-person meetings. We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organization using our direct sales force and technical service group to accomplish this objective. We believe this has helped build customer loyalty to Kronos and strengthened our competitive position. Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses. Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices. This focus includes continuously reviewing and optimizing our customer and product portfolios.

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

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2013 (Behr Process Corporation – 10%). Our largest ten customers accounted for approximately 34% of sales in 2013.

Neither our business as a whole nor any of our principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons. With certain exceptions, we have historically operated our production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize our per-unit production costs. As a result, we normally will build inventories during the first and fourth quarters of each year, in order to maximize our product availability during the higher demand periods normally experienced in the second and third quarters.

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2013, we had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH. The top six TiO2 producers account for approximately 60% of the world’s production capacity.  In September 2013, Huntsman announced its intent to purchase Sachtleben’s TiO2 business as well as certain other assets from Sachtleben’s parent company, which acquisition Huntsman has indicated it expects to be completed by June 2014.  Concurrently, Huntsman also announced its intent to spin-off the consolidated TiO2 business within two years of the acquisition.  In October 2013, DuPont announced its intent to spin-off its TiO2 operations into a separate publicly traded company by April 2015.

The following chart shows our estimate of worldwide production capacity in 2013:

Worldwide production capacity - 2013
DuPont	18%
Cristal	11%
Kronos	9%
Huntsman	9%
Tronox	7%
Sachtleben	5%
Other	41%

DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor.

Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut down of various TiO2 plants in France, the United States, the United Kingdom and China. In addition, in May 2011, DuPont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity in the next three years.  Although overall industry demand is expected to be generally higher in 2014 as compared to 2013 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects. If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

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

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications. Our expenditures for these activities were approximately $20 million in 2011, $19 million in 2012 and $18 million in 2013.  We expect to spend approximately $21 million on research and development in 2014.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since 2008, we have added four new grades for pigments and other applications.

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

Patents - We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products. Our patent strategy is important to us and our continuing business activities. In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe. U.S. Patents are generally in effect for 20 years from the date of filing. Our U.S. patent portfolio includes patents having remaining terms ranging from one year to 18 years.

Trademarks and trade secrets - Our trademarks, including Kronos®, are covered by issued and/or pending registrations, including in Canada and the United States. We protect the trademarks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks. We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures. We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees

As of December 31, 2013, we employed the following number of people:

Europe	2,065
Canada	335
United States (1)	50
Total	2,450

(1)Excludes employees of our Louisiana joint venture.

Certain employees at each of our production facilities are organized by labor unions. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. Unionized employees in our Canadian production facility were covered by a collective bargaining agreement that expired June 15, 2013.  The union employees represented by the Confederation des Syndicat National (CSN) rejected our revised global offer, and we declared a lockout of unionized employees upon the expiration of the existing contract.  Effective the end of November 2013, we reached an agreement on the terms of a new collective bargaining agreement with the CSN and the unionized employees that expires in June 2018.   The unionized employees began to return to work in December 2013, and production resumed in February 2014.  Among other things, the new agreement provides for the reduction in our Canadian workforce and the freezing of the defined benefit pension plan for hourly workers effective at the end of 2013 (which was replaced with a new defined contribution benefit plan.)  These and other provisions of the new agreement are intended to reduce the operating costs of such facility going forward.  At December 31, 2013, approximately 86% of our worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

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

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $24.8 million in 2013 and are currently expected to be approximately $14 million in 2014.

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

Demand for, and prices of, certain of our products are influenced by changing market conditions for our products, which may result in reduced earnings or in operating losses.

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

The global market in which we operate our business is concentrated with the top six TiO2 producers accounting for 60% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels. We experienced significantly higher ore costs in 2012 which carried over into 2013.  Although our purchase cost of third-party feedstock ore has and continues to moderate, such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  We may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2016.  While we believe we will be able to renew these contracts, there can be no assurance we will be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration. Our current agreements (including those entered into in January 2014) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $820 million in years subsequent to December 31, 2013. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $123 million at December 31, 2013. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2013, our total consolidated debt was approximately $183.5 million, which relates primarily to a note payable to Contran entered into in 2013 (after giving effect to our new term loan entered into in February 2014, a portion of the proceeds of which were used to prepay such note payable to Contran, our consolidated debt would have been approximately $363.5 million). Our level of debt could have important consequences to our stockholders and creditors, including:

—	making it more difficult for us to satisfy our obligations with respect to our liabilities;
—	increasing our vulnerability to adverse general economic and industry conditions;
—

requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;

—	limiting the ability of our subsidiaries to pay dividends to us;
—	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;
—	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
—	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, at December 31, 2013 we are party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with our indebtedness, we are committed to pay approximately $472 million in 2014. Such $472 million amount reflects the impact of a new term loan we incurred in February 2014, and the application of the proceeds of such term loan, as discussed in Note 9 to our Consolidated Financial Statements.  Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our or our subsidiaries’ credit facilities in the future will, in some instances, depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 28, 2014, there were approximately 2,440 holders of record of our common stock. The following table sets forth the high and low closing per share sales price for our common stock for the periods indicated according to Bloomberg and dividends paid during such periods. On February 28, 2014 the closing price of our common stock was $15.28.

	High	Low	Cash dividends paid
Year ended December 31, 2012
First Quarter	$25.38	$18.77	$.15
Second Quarter	24.52	15.45	.15
Third Quarter	18.83	13.57	.15
Fourth Quarter	19.63	12.67	.15
Year ended December 31, 2013
First Quarter	$20.23	$15.65	$.15
Second Quarter	17.68	14.54	.15
Third Quarter	16.90	14.56	.15
Fourth Quarter	19.05	14.62	.15

January 1, 2014 through February 28, 2014	$18.80	$14.74	$-

In February 2014, our board of directors declared a first quarter 2014 regular quarterly dividend of $.15 per share, payable on March 20, 2014 to stockholders of record as of March 10, 2014. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon our results of operations, financial condition, cash requirements for our business, the current long-term outlook for our business and other factors deemed relevant by our board. There are currently no restrictions on our ability to pay dividends, although provisions in certain credit agreements to which we are a party could in the future limit or restrict our ability to pay dividends.

In December 2010 our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. In 2013 we repurchased 49,000 shares under the plan and 1,951,000 shares are available for repurchase.  See Note 13 to our Consolidated Financial Statements.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P Composite 500 Stock Index and the S&P 500 Diversified Chemicals Index. The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2008 and reinvestment of cash dividends and other distributions to stockholders.

	2008	2009	2010	2011	2012	2013
Kronos common stock	$100	$139	$367	$326	$365	$369
S&P 500 Composite Stock Index	100	126	146	149	172	228
S&P 500 Diversified Chemicals Index	100	161	228	213	258	369

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2013, 193,000 shares are available for award under this plan. See Note 13 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2009	2010	2011	2012	2013
	(In millions, except per share data and TiO2 operating statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$1,142.0	$1,449.7	$1,943.3	$1,976.3	$1,732.4
Gross margin	130.3	345.3	748.4	560.4	112.2
Income (loss) from operations	(15.7)	178.4	546.5	359.6	(132.6)
Net income (loss)	(34.7)	130.6	321.0	218.5	(102.0)
Net income (loss) per share (1),(2)	(.35)	1.29	2.77	1.89	(.88)
Cash dividends per share (2)	-	.125	1.075	.60	.60
BALANCE SHEET DATA (at year end):
Total assets	$1,325.0	$1,707.6	$1,823.9	$2,027.0	$1,619.1
Notes payable and long-term debt including current maturities	613.2	539.6	365.1	400.1	183.5
Common stockholders’ equity (1)	312.5	761.2	924.3	1,062.1	935.1
STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$86.3	$126.0	$295.6	$76.9	$130.4
Investing activities	(23.7)	(145.8)	(218.1)	149.8	(68.2)
Financing activities (1)	(49.8)	295.1	(299.6)	(28.1)	(292.3)
TiO2 OPERATING STATISTICS:
Sales volume (3)	445	528	503	470	498
Production volume (3)	402	524	550	469	474
Production capacity at beginning of year (3)	532	532	532	550	550
Production rate as a percentage of capacity	76%	99%	103%	85%	86%

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

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  During 2013, approximately one-half of our sales volumes were sold into European markets.  We believe we are the largest producer of TiO2 in Europe with an estimated 18% share of European TiO2 sales volumes in 2013. In addition, we estimate we have an 18% share of North American TiO2 sales volumes in 2013. Our production facilities are located throughout Europe and North America.

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

The factors having the most impact on our reported operating results are:

—	Our TiO2 sales and production volumes,
—	TiO2 selling prices,
—	Manufacturing costs, particularly raw materials such as third-party feedstock ore, maintenance and energy-related expenses, and
—	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of our third-party feedstock ore. TiO2 selling prices generally follow industry trends and the selling prices will increase or decrease generally as a result of competitive market pressures.

In addition, our effective income tax rate in each of 2011 and 2012 was impacted by certain favorable and unfavorable developments discussed below.

Executive summary

We reported a net loss of $102.0 million, or $.88 per share for 2013 compared to net income of $218.5 million, or $1.89 per share for 2012.  We had a net loss in 2013 compared to net income in 2012 principally due to a loss from operations in 2013 resulting from the unfavorable effects of lower average selling prices, higher raw material costs and a litigation settlement charge in 2013.  Also negatively impacting 2013 results were unabsorbed fixed production and other costs associated with the labor lockout at our Canadian plant, and costs resulting from the terms of a new collective bargaining agreement reached with our unionized Canadian workforce, and other back-to-work expenses as further discussed below.

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

Our net loss in 2013 includes:

•	a pre-tax litigation settlement charge of $35 million ($22.5 million, or $.19 per share, net of income tax benefit),
•

approximately $28 million aggregate costs ($21 million, or $.18 per share, net of income tax benefit) related to unabsorbed fixed production and other costs as a result of the Canadian plant lockout, and costs associated with the terms of a new collective bargaining agreement reached with our Canadian workforce, and

•

an aggregate charge of $8.9 million ($5.8 million, or $.05 per share, net of income tax benefit) related to the voluntary prepayment of $390 million principal amount of our term loan, consisting of the write-off of original issue discount costs and deferred financing costs.

Our net income in 2012 includes an aggregate charge of $7.2 million ($4.7 million, or $.04 per share, net of income tax benefit) associated with the June 2012 redemption of the remaining €279.2 million principal amount of our 6.5% Senior Secured Notes, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount.

Our net income in 2011 includes an income tax provision of $17.2 million for U.S. incremental income taxes ($.15 per share) on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the redemption and repurchases of our Senior Secured Notes. In addition, our net income in 2011 includes a net charge of $3.1 million ($2.1 million, or $.02 per share, net of income tax benefit) related to the redemption and open market purchases of €120.8 million principal amount of our Senior Notes, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and purchased Notes.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

—

Long-lived assets - We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of Accounting Standard Codification, or ASC, Topic 360-10-35 Property, Plant and Equipment and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present. We did not evaluate any long-lived assets for impairment during 2013 because no such impairment indicators were present.

—

Benefit plans - We maintain various defined benefit pension plans and postretirement benefits other than pensions, or OPEB, plans. The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of return on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

—

Income taxes - We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $842 million for German corporate purposes and $127 million for German trade tax purposes at December 31, 2013). At December 31, 2013, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

—

Contingencies - We record accruals for legal and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable and the amounts can be reasonably estimated. However, new information may become available or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

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

Comparison of 2013 to 2012 Results of Operations

	Year ended December 31,
	2012		2013
	(Dollars in millions)
Net sales	$1,976.3	100%	$1,732.4	100%
Cost of sales	1,415.9	72	1,620.2	94
Gross margin	560.4	28	112.2	6
Other operating expense, net	200.8	10	244.8	14
Income (loss) from operations	$359.6	18%	$(132.6)	(8)%
				% Change
TiO2 operating statistics:
Sales volumes*	470		498	6%
Production volumes*	469		474	1%
Percentage change in net sales:
TiO2 product pricing				(19)%
TiO2 sales volumes				6
TiO2 product mix				-
Changes in currency exchange rates				1
Total				(12)%

*	Thousands of metric tons

Industry conditions and 2013 overview – In the second quarter of 2013, we announced price increases for our TiO2 products in all of our markets, implementation of which began in June 2013.  In the third and fourth quarters of 2013, we notified customers of additional price increases to be implemented as contract terms and market conditions allow.  As a result, after about a year of decreasing selling prices within the TiO2 industry, our selling prices have generally stabilized.  Our average selling prices have remained stable through the last three quarters of 2013, and our average selling prices in the fourth quarter of 2013 were 1% higher as compared to the third quarter of 2013.  Demand for TiO2 products has generally been strong in 2013, primarily in European and export markets, as customers have generally depleted their inventories in response to general global economic uncertainty.

While we operated our production facilities at full practical capacity rates in the first quarter of 2012, we operated our facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels. We continued to operate our production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  Our production capacity utilization rates in the second half of 2013 were impacted by the lockout at our Canadian production facility, as discussed below.

We experienced significantly higher costs for our raw materials such as third party feedstock ore and petroleum coke in 2012.  We operate two ilmenite mines in Norway, the production from which provides all of the feedstock for our European sulfate process facilities as well as third party ilmenite ore sales.  Our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 (and a portion of the TiO2 products we sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in the first quarter of 2013 (and a portion of the TiO2 products we sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  We have seen some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  As expected, our cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012, primarily due to the lower feedstock ore costs.  If third-party feedstock ore costs reflected in our cost of sales in 2013 had been based on our current cost of third-party feedstock ore, our cost of sales for 2013 would have been approximately $218 million lower.

Net sales - Our net sales decreased 12% or $243.9 million in 2013 compared to 2012, primarily due to the net effects of a 19% decrease in average TiO2 selling prices (which decreased net sales by approximately $375 million) and a 6% increase in sales volumes (which increased net sales by approximately $119 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 6% in 2013 as compared to 2012 due to increased customer demand primarily in European and certain export markets, partially offset by decreased demand in North American markets. In addition, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $18 million, or 1%, as compared to 2012.

Cost of sales - Cost of sales increased $204.3 million or 14% in 2013 compared to 2012 due to the net impact of higher raw materials and other production costs of approximately $115 million (primarily caused by the higher third-party feedstock ore costs), a 6% increase in sales volumes, a 1% increase in production volumes and currency fluctuations (primarily the euro).  Our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 (and a portion of the TiO2 products we sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in the first quarter of 2013 (and a portion of the TiO2 products we sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  As expected, the cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012 primarily due to the lower feedstock ore costs as discussed and quantified above.  Cost of sales as a percentage of net sales increased to 94% in 2013 compared to 72% in 2012 primarily due to the combined effects of higher raw materials and other production costs and the lower average TiO2 selling prices as discussed above.  In addition, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at the Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for our Canadian workforce, each of which were charged directly to cost of sales as discussed below.

Unionized employees in our Canadian TiO2 production facility were covered by a collective bargaining agreement that expired June 15, 2013.  The Canadian facility represents approximately 19% of our worldwide TiO2 production capacity.  The union employees represented by the Confederation des Syndicat National (CSN) rejected our revised global offer, and we declared a lockout of unionized employees upon the expiration of the existing contract.  Effective the end of November 2013, a new collective bargaining agreement was reached with CSN and production at the facility resumed in February 2014.  During the lockout we operated our Canadian plant at approximately 15% of the plant’s capacity with non-union management employees.  The reduction in our TiO2 production volumes at our Canadian facility resulted in approximately $19 million of unabsorbed fixed production and other manufacturing costs that were charged directly to cost of sales.  In addition, we recognized approximately $9 million in expenses associated with reaching a new collective bargaining agreement, consisting of a net $7 million non-cash charge due to the curtailment of one of our Canadian defined benefit pension plans and our Canadian other postretirement benefit plan and approximately $2 million of severance and other back-to-work expenses.

We reduced our TiO2 production volumes during 2012 in order to align inventory levels with lower demand, which resulted in approximately $25 million of unabsorbed fixed production costs that were charged directly to cost of sales.

Other operating expense, net – Other operating expense in 2013 includes a litigation settlement charge of $35 million.  See Note 15 to our Consolidated Financial Statements.

Gross margin and income (loss) from operations - Income from operations decreased by $492.2 million from income of $359.6 million in 2012 to a loss of $132.6 million in 2013.  Income (loss) from operations as a percentage of net sales decreased to (8)% in 2013 from 18% in 2012. This decrease was driven by the decline in gross margin, which decreased to 6% in 2013 compared to 28% in 2012, and the 2013 litigation settlement charge discussed above. As discussed and quantified above, our gross margin has decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes, costs associated with reaching a new Canadian collective bargaining agreement and lower unabsorbed fixed costs charged directly to cost of sales.  Additionally, changes in currency exchange rates negatively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates decreased income from operations by approximately $2 million in 2013 compared to 2012.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 11% and 9% for 2013 and 2012 respectively.

Other non-operating income (expense) - We recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of our remaining Senior Secured Notes. See Note 9 to our Consolidated Financial Statements.

We recognized a $3.9 million securities transaction loss in the fourth quarter of 2012 on the sale, pursuant to a tender offer, of our 4.2 million shares of Titanium Metals Corporation (TIMET) stock for $70.0 million.  See Note 6 to our Consolidated Financial Statements.

We recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in 2013 related to the voluntary prepayment of our term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013.  See Note 9 to our Condensed Financial Statements.

Interest expense decreased $7.1 million from $26.7 million in 2012 to $19.6 million in 2013 primarily due to lower average debt levels in 2013. See Note 9 to our Consolidated Financial Statements.

Interest and dividend income decreased $7.8 million to $1.2 million in 2013 primarily due to lower balances available for investment, principally related to our loan to Valhi which was completely repaid in December 2012.  Interest income on our loan to Valhi was $7.1 million in 2012.

Income tax expense (benefit) – We recognized an income tax benefit of $57.9 million in 2013 compared to an income tax provision of $112.3 million in 2012. This difference is primarily due to our decreased earnings in 2013.  Our income tax provision in 2012 includes a net incremental tax benefit of $3.1 million. We determined during the third quarter of 2012 that due to global changes in the business we would not remit certain dividends from our non-U.S. jurisdictions.  As a result, certain tax attributes were available for carryback to offset prior year tax expense and our provision for income taxes in the third quarter of 2012 included an incremental tax benefit of $11.1 million. During the fourth quarter of 2012 as a result of a change in circumstances related to our sale and the sale by certain of our affiliates of their shares of TIMET common stock, which sale provided an opportunity for us and other members of our consolidated U.S. federal income tax group to elect to claim foreign tax credits, we determined that we could tax-efficiently remit non-cash dividends from our non-U.S. jurisdictions before the end of the year that absent the TIMET sale would not have been considered. Our provision for income taxes in the fourth quarter of 2012 includes an incremental tax related to the non-cash dividend distributions of $8.0 million. See Note 10 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Net sales - Our net sales increased 2% or $33.0 million in 2012 compared to 2011, primarily due to the net effects of a 10% increase in average TiO2 selling prices (which increased net sales by approximately $194 million) and a 6% decrease in sales volumes (which decreased net sales by approximately $117 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 6% in 2012 as compared to 2011 due to decreased customer demand in European markets partially offset by higher sales in U.S. and export markets. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $82 million, or 4%, as compared to 2011.

Cost of sales - Cost of sales increased $221.0 million or 18% in 2012 compared to 2011 due to the net impact of higher raw materials and other production costs of approximately $331 million (primarily related to third-party feedstock ore and petroleum coke costs), a 6% decrease in sales volumes, a 15% decrease in production volumes and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 72% in 2012 compared to 61% in 2011 primarily due to the net effects of higher raw material costs and other production costs, the unfavorable effects of unabsorbed fixed production costs resulting from reduced production volumes and higher average selling prices. The reduction in our TiO2 production volumes during 2012, as discussed above, resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales. Additionally, 2012 reflects the benefit of lower raw material costs in the first quarter of 2012 (as compared to current costs) as lower cost raw materials purchased at the end of 2011 were used in the first quarter 2012 production process.

Gross margin and income from operations - Income from operations decreased by $186.9 million from $546.5 million in 2011 to $359.6 million in 2012. Income from operations as a percentage of net sales decreased to 18% in 2012 from 28% in 2011. This decrease was driven by the decline in gross margin, which decreased to 28% in 2012 compared to 39% in 2011. As discussed and quantified above, our gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), higher selling prices, lower sales volumes and unabsorbed fixed costs related to lower production volumes.  Additionally, changes in currency exchange rates negatively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates decreased income from operations by approximately $10 million in 2012 compared to 2011.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 9% and 10% for 2012 and 2011 respectively.

Other non-operating income (expense) - In March 2011, we redeemed €80 million of our 6.5% Senior Secured Notes and borrowed under our European revolving credit facility in order to fund the redemption.  In the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate €40.8 million principal amount of our Senior Notes.  As a result of these redemptions and open market purchases, we recognized a net $3.1 million pre-tax interest charge consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and repurchased Senior Notes.

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

Income tax provision - Our income tax provision was $112.3 million in 2012 compared to $196.1 million in 2011.  This decrease in provision for income taxes was primarily due to lower income from operations in 2012 compared to 2011.  See Note 10 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.  Some of the more significant items impacting this reconciliation are summarized below.

—

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

—

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

Impact of changes in currency exchange rates - 2013 vs. 2012
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2013 vs. 2012
	2012	2013	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$18	$18
Income from operations	(1)	(4)	(3)	1	(2)

Impact of changes in currency exchange rates - 2012 vs. 2011
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2011 vs. 2012
	2011	2012	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(82)	$(82)
Income from operations	3	(1)	(4)	(6)	(10)

Outlook

During 2013 we operated our production facilities at 86% of practical capacity.  Our production utilization rates in 2013 were impacted by the lockout at our Canadian production facility that began in June 2013, as we operated our Canadian plant at approximately 15% of the plant’s capacity with non-union management employees during the lockout.  We believe that our annual attainable production capacity for 2014 is approximately 555,000 metric tons.  While we expect our production volumes to be higher in 2014 as compared to 2013, we expect that we will operate at less-than-full production capacity for 2014, due principally to the ramp-up of operations at our Canadian facility following the end of the lockout in December 2013 as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2014 as compared to 2013.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We have seen some moderation in the cost of TiO2 feedstock ore procured in 2013; however, these reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  As expected, our cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012, primarily due to the lower feedstock ore costs.  Given the time lag between when we procure third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in our cost of sales, we expect our cost of sales per metric ton of TiO2 sold in 2014 will be lower than the cost of sales per metric ton of TiO2 sold in 2013.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for our products over the past year.  We started 2013 with selling prices 16% lower than the beginning of 2012, and our average selling prices at the end of 2013 were 7% below prices at the end of 2012 (with most of the decline during 2013 occurring in the first quarter).  In addition, our average selling prices at the end of 2013 were slightly higher as compared to our average selling prices during the year 2013.  In the second quarter of 2013, we announced price increases for our TiO2 products in all of our markets, implementation of which began in June 2013.  In the third and fourth quarters of 2013, we notified customers of additional price increases to be implemented as contract terms and market conditions allow.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased and we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013, we continue to see evidence of improvement in demand for our TiO2 products, which we believe will support implementation of additional selling price increases in the near term.

Overall, we expect that income from operations in 2014 will be higher as compared to 2013, as a result of:

•	the favorable effect of lower-cost feedstock ore,
•	the favorable effects of anticipated higher sales and production volumes in 2014 (in part from the resumption of production at our Canadian TiO2 production facility),
•	the litigation settlement charge recognized in 2013, and
•	the favorable impact of increases in our selling prices that we would be able to achieve during 2014.

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

Cash provided by operating activities was $130.4 million in 2013 compared to $76.9 million in 2012.  This $53.5 million increase was primarily due to the net effects of the following:

—	lower income from operations in 2013 of $492.2 million,
—

lower net cash used in 2013 of $419.9 million associated with relative changes in our inventories, receivables, prepaids, payables and accruals primarily due to the relative decrease in our inventories as discussed below,

—	lower net cash paid for income taxes in 2013 of $61.1 million resulting from our decreased profitability,
—	higher net distributions from our TiO2 joint venture in 2013 of $31.6 million, primarily due to the timing of the joint venture’s working capital needs,

—

lower cash paid for interest in 2013 of $17.0 million, primarily due to lower debt levels in 2013, and to financing costs incurred in 2012 associated with the new term loan and a $6.2 million call premium paid upon redemption of the Senior Secured Notes.

Cash provided by operating activities was $76.9 million in 2012 compared to $295.6 million in 2011. This $218.7 million decrease was primarily due to the net effects of the following:

—	lower income from operations in 2012 of $186.9 million,
—	lower net cash paid for income taxes in 2012 of $10.4 million resulting from lower operating income and the timing of payments,
—	higher net cash used in 2012 associated with relative changes in our inventories, receivables, prepaids, payables and accruals of $8.4 million in 2012, and
—	higher net contributions to our TiO2 joint venture in 2012 of $24.5 million, primarily to support the joint venture’s higher working capital needs associated with higher-cost feedstock ore.

Changes in working capital are affected by accounts receivable and inventory changes. As shown below:

—

Our average days sales outstanding increased slightly from December 31, 2012 to December 31, 2013 as a result of lower average daily net sales resulting from lower average selling prices partially offset by higher sales volumes, and

—	Our average days sales in inventory decreased from December 31, 2012 to December 31, 2013, due to lower inventory raw material costs and lower inventory volumes in 2013.

For comparative purposes, we have provided prior year numbers below.

	December 31, 2011	December 31, 2012	December 31, 2013

Days sales outstanding	55 days	61 days	62 days
Days sales in inventory	104 days	102 days	75 days

Investing activities

Our capital expenditures were $68.6 million in 2011, $74.8 million in 2012 and $67.6 million in 2013. Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities. Our capital expenditures during the past three years include an aggregate of approximately $80.2 million ($24.8 million in 2013) for our ongoing environmental protection and compliance programs.

During 2012, we:

—	collected a net $136.1 million on our unsecured revolving demand promissory note with Valhi,
—	sold our 4.2 million shares of common stock of TIMET for $70.0 million and
—	sold $21.1 million in mutual fund marketable securities.

During 2011, we:

—	loaned a net $74.2 million under our unsecured revolving demand promissory note with Valhi,
—	purchased a net $21.8 million in mutual fund marketable securities and
—	purchased $43.2 million in marketable equity securities of related parties, including $3.6 million of purchases in late 2010 which settled in early 2011.

Our marketable securities are discussed in Note 6 to our Consolidated Financial Statements. Our loan to Valhi is further discussed in Note 14.

Financing activities

During 2013, we:

—	voluntarily prepaid $390.0 million principal amount on our term loan,
—	borrowed $190.0 million and subsequently repaid $20 million on our note payable with Contran entered into in February 2013,
—	borrowed $162.1 million and subsequently repaid $151.0 million on our revolving North American credit facility,
—	borrowed €10 million ($12.8 million when borrowed) on our European credit facility and subsequently repaid an aggregate €20 million ($26.5 million when repaid),
—	borrowed $1.7 million from a Canadian economic development agency,
—	purchased 49,000 shares of our common stock in open market transactions for $.7 million, and
—	paid quarterly dividends to stockholders aggregating $.60 per share ($69.5 million).

During 2012, we:

—	borrowed €80 million ($107.4 million when borrowed) on our European credit facility and subsequently repaid an aggregate €70 million ($88.6 million when repaid),
—	borrowed an aggregate $394.0 million on a term loan entered into in June 2012 that was issued at 98.5% of the principal amount borrowed and subsequently repaid $10.0 million principal amount,
—	retired €279.2 million principal amount of our 6.5% Senior Secured Notes ($352.3 million when retired),
—	borrowed and subsequently repaid $71 million on our revolving North American credit facility, and
—	paid quarterly dividends to stockholders aggregating $.60 per share ($69.5 million).

During 2011, we:

—

redeemed €80 million principal amount of our €400 million 6.5% Senior Secured Notes at 102.17% of the face value for an aggregate of $115.7 million, including a $2.5 million call premium in March 2011,

—

borrowed €80 million ($113.3 million when borrowed) under our European credit facility in order to fund the €80 million redemption of our Senior Secured Notes and subsequently repaid €80 million ($115.0 million when repaid),

—	repurchased €40.8 million principal amount of our 6.5% Senior Secured Notes in open market transactions for an aggregate of €40.6 million ($57.6 million when repurchased), and
—

paid quarterly dividends to stockholders aggregating $.575 per share ($.125 per share in the first quarter and $.15 per share in each of the second, third and fourth quarters), or an aggregate of $66.7 million, and paid a special dividend to stockholders of $.50 per share, or an aggregate of $57.9 million, in the first quarter.

In February 2014, our board of directors declared a first quarter 2014 regular quarterly dividend of $.15 per share, payable March 20, 2014 to stockholders of record as of March 10, 2014.

Outstanding debt obligations and borrowing availability

At December 31, 2013, our consolidated debt comprised:

—	$170.0 million under our note payable to Contran due in June 2018,
—	$11.1 million under our North American revolving credit facility which matures in June 2017, and
—	approximately $2.4 million of other indebtedness.

In February 2014, we entered into a new $350 million term loan.  We used $170 million of the net proceeds of this new term loan to prepay the outstanding principal balance of our note payable to Contran (along with accrued and unpaid interest through the prepayment date) and the note payable was cancelled.  The remaining $172.8 million net proceeds are available for our general corporate purposes.  See Note 9 to our Consolidated Financial Statements.

Our Canadian subsidiary has a Cdn. $10.0 million loan agreement for the limited purpose of issuing letters of credit.  The facility contains certain restrictive covenants which, among other things, restrict the subsidiary from incurring additional indebtedness in excess of Cdn. $35 million.

Our North American and European revolvers and our new term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios.  At both September 30, 2013 and December 31, 2013, and based on the current earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers, we would not have met the financial test under the European revolver if the borrowers had any net debt outstanding at such dates.  In December 2013, the lenders under our European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but our ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA.  We are in compliance with all of our debt covenants at December 31, 2013, as amended by the waiver with respect to our European revolving credit facility discussed above.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity, including the requirement to maintain a specified level of EBITDA with respect to our European revolving credit facility consistent with the waiver; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  We believe we have alternate sources of liquidity, including cash on hand and borrowings under our North American revolver, (which does not contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise.  See Note 9 to our Consolidated Financial Statements.

In addition to the outstanding indebtedness indicated above, at December 31, 2013 we had $89.1 million available for borrowing under our North American revolving credit facility, and we could borrow all such available amount without violating any of the facility’s covenants.  At December 31, 2013, we were in compliance with the minimum EBITDA requirement set forth in the waiver in respect of the European revolving credit facility discussed above, and based on the terms of the waiver, our borrowing availability under such facility was limited to 50% of the credit facility, or €60 million ($82.8 million).  Effective January 1, 2014, and in accordance with the terms of such waiver, our available borrowing under the facility increased to 75% of the credit facility, or €90 million ($124.1 million).

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent-level obligations depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. Our new term loan is collateralized, by, among other things, a first priority lien on (i) 100% of the common stock of certain of our U.S. wholly-owned subsidiaries, (ii) 65% of the common stock or other ownership interest of our Canadian subsidiary (Kronos Canada,

Inc.) and certain first-tier European subsidiaries (Kronos Titan GmbH and Kronos Denmark ApS) and (iii) a            $395.7 million unsecured promissory note issued by our wholly-owned subsidiary, Kronos International, Inc. (KII).  The term loan is also collateralized by a second priority lien on our U.S. assets which collateralize our North American revolving facility.  Our North American revolving credit facility is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories.  Our European revolving credit facility is collateralized by, among other things, the accounts receivable and inventories of the borrowers plus a limited pledge of all the other assets of the Belgian borrower.  See Note 9 to our Consolidated Financial Statements.

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

Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2014) and our long-term obligations (defined as the five-year period ending December 31, 2018, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2013 we had:

	Held by
	U.S. entities	Non-U.S. entities	Total
	(In millions)
Cash and cash equivalents	$.6	$53.2	$53.8
Restricted cash	-	10.0	10.0
Noncurrent marketable securities	30.4	-	30.4

In addition and as discussed above, in February 2014 we entered into a new $350 million term loan.  After using $170 million of the net proceeds of this new term loan to prepay the outstanding principal balance of our note payable to Contran (along with accrued and unpaid interest through the prepayment date), the remaining $172.8 million net proceeds are available for our general corporate purposes.

Stock repurchase program

In December 2010 our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  In 2013, we repurchased 49,000 shares under the plan and 1,951,000 shares are available for repurchase.  See Note 13 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $68 million to maintain and improve our existing facilities during 2014, including approximately $14 million in the area of environmental compliance, protection and improvement.  The majority of our expenditures in 2014 will be to maintain and improve the cost-effectiveness of our manufacturing facilities. Our capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants. Capital spending for 2014 is expected to be funded through cash on hand or borrowing under existing credit facilities.

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

Recent accounting pronouncements

Not applicable

Debt and other contractual commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 9, 14, 15 and 16 to our Consolidated Financial Statements. The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments. The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2013 (and as adjusted to reflect our new $350 million term loan entered into in February 2014, and the application of the net proceeds as discussed above) by the type and date of payment.

	Payment due date
		2015/	2017/	2019 and
Contractual commitment	2014	2016	2018	after	Total

Indebtedness:
Principal (1)	$3.1	$7.7	$18.4	$154.3	$183.5
Interest payments (2)	12.9	25.1	23.3	12.6	73.9
Operating leases	12.2	15.3	6.8	23.4	57.7
Long-term supply contracts for the purchase					-
of TiO2 feedstock (3)	315.2	505.0	-	-	820.2
Long-term service and other supply contracts (4)	64.7	27.6	14.2	16.9	123.4
Litigation settlement (5)	35.0	-	-	-	35.0
Fixed asset acquisitions	15.7	-	-	-	15.7
Estimated tax obligations (6)	9.4	-	-	-	9.4
	468.2	580.7	62.7	207.2	1,318.8
Adjustment for effect of new term loan:
Repayment of Contran note payable: (7)
Principal	(2.6)	(7.0)	(7.0)	(153.4)	(170.0)
Interest payments	(10.8)	(24.2)	(23.1)	(12.6)	(70.7)
New term loan issued in February 2014: (7)
Principal	2.6	7.0	7.0	333.4	350.0
Interest payments	14.3	32.7	32.0	17.9	96.9
Adjusted commitments	$471.7	$589.2	$71.6	$392.5	$1,525.0

(1)

At December 31, 2013, a significant portion of the amount shown for indebtedness relates to our note payable to Contran Corporation ($170.0 million at December 31, 2013).  See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the Consolidated Financial Statements.  A portion of the amount shown for indebtedness relates to borrowings under our Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada (borrowings of USD $1.7 million at December 31, 2013).

(2)

The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2013 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.

(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements. The pricing under these agreements is generally negotiated quarterly. The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first quarter 2014 pricing. The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts. Our obligation for the purchase of TiO2 feedstock is more fully described in Note 15 to our Consolidated Financial Statements and above in “Business – raw materials.” The amounts shown in the table above include the feedstock ore requirements from contracts we entered into in January 2014.

(4)

The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2013 exchange rates. See Note 15 to our Consolidated Financial Statements.

(5)	The accrued litigation settlement is described in Note 15 to our Consolidated Financial Statements.
(6)	The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2013, which is assumed to be paid during 2014.

(7)	The terms of our new term loan and the application of the net proceeds are discussed in Note 9 to our Consolidated Financial Statements.

The above table does not reflect:

—

Any amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. We expect to be required to contribute an aggregate of approximately $25.7 million to our defined benefit pension plans and OPEB plans during 2014. Such defined benefit pension plans and OPEB plans are discussed below in greater detail. See Note 11 to our Consolidated Financial Statements.

—

Any amounts we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits. See Note 10 to our Consolidated Financial Statements; and

—

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

Under defined benefit pension plan accounting, defined benefit pension plan expense, pension assets and accrued pension costs are each recognized based on certain actuarial assumptions.  These assumptions are principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan expense of $25.8 million in 2011, $25.1 million in 2012 and $36.8 million in 2013. Included in our 2013 defined benefit plan expense is a curtailment charge of $7.3 million resulting from amendments to one of our Canadian plans.  Certain non-U.S. employees are covered by plans in their respective countries, principally in Germany, Canada and Norway.  Participation in the defined benefit pension plan in Germany was closed to new participants effective in 2005.  German employees hired beginning in 2005 participate in a new plan in which the retirement benefit is based upon the amount of employee and employer contributions to the plan, but for which in accordance with German law the employer guarantees a minimum rate of return on invested assets and a guaranteed indexed lifetime benefit payment after retirement based on the participant’s account balance at the time of retirement. In accordance with GAAP, the new pension plan is accounted for as a defined benefit plan, principally because of such guaranteed minimum rate of return and guaranteed lifetime benefit payment.  Participation in the defined benefit plan in Canada with respect to hourly workers was closed to new participants in December 2013, and existing hourly plan participants will no longer accrue additional benefits after December 2013.  Our U.S. plan was closed to new participants in 1996, and existing participants no longer accrued any additional benefits after that date.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our plans which aggregated $25.5 million in 2011, $28.2 million in 2012 and $27.0 million in 2013.

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

At December 31, 2013, approximately 64%, 19%, 11% and 3% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2011 and expense in 2012	Obligations at December 31, 2012 and expense in 2013	Obligations at December 31, 2013 and expense in 2014
Germany	5.5%	3.5%	3.5%
Canada	4.3%	3.9%	4.7%
Norway	3.5%	4.3%	4.0%
U.S.	4.2%	3.6%	4.5%

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

At December 31, 2013, approximately 55%, 24%, 14% and 3% of the plan assets related to our plans in the Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

—	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.

—

In Canada, we currently have a plan asset target allocation of 45% to equity securities, 48% to fixed income securities, 7% to other investments and the remainder primarily to cash and liquid investments. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

—

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 78% to fixed income securities, 9% to real estate and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4%, 6% and 4%, respectively.

—

In the U.S. substantially all of the assets are invested in The Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices).. Prior to December 2012, the CMRT had an investment in TIMET common stock; however, on December 20, 2012 the CMRT sold its shares of common stock in conjunction with the tender offer. See Note 6 to our Consolidated Financial Statements. During the history of the CMRT from its inception in 1988 through December 31, 2013, the average annual rate of return has been 14%.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2013
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	25%	53%	11%	64%
Fixed income securities	61	41	60	35
Real estate	10	-	8	-
Other	4	6	21	1
Total	100%	100%	100%	100%

	December 31, 2012
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	27%	54%	13%	53%
Fixed income securities	54	38	68	12
Real estate	10	-	8	-
Other	9	8	11	35
Total	100%	100%	100%	100%

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

Our assumed long-term rates of return on plan assets for 2011, 2012 and 2013 were as follows:

	2011	2012	2013
Germany	5.0%	4.8%	4.8%
Canada	6.0%	5.8%	5.8%
Norway	4.8%	4.8%	4.8%
U.S.	10.0%	10.0%	10.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2014 as we used in 2013 for purposes of determining the 2014 defined benefit pension plan expense, except for our U.S. plan where we expect to use 7.5% for the reasons discussed in Note 11 to our Consolidated Financial Statements.

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

During 2013, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $14.7 million. This actuarial gain resulted primarily from the general increase in discount rates from December 31, 2012 to December 31, 2014, and by an actual return on plan assets during 2013 in excess of the expected return.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2014, we expect our defined benefit pension expense will approximate $22 million in 2014. In comparison, we expect to be required to contribute approximately $25.7 million to such plans during 2014.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2013, our aggregate projected benefit obligations would have increased by approximately $24.2 million at that date and our defined benefit pension expense would be expected to increase by approximately $1.5 million during 2013. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1.0 million during 2013.

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

We recognized consolidated OPEB cost of approximately $.3 million in 2011, $.6 million in 2012 and nil in 2013. Included in our 2013 OPEB cost is a curtailment gain of $.6 million resulting from amendments to our

Canadian plan.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes and contributions to the plans to cover benefit payments aggregated  $.4 million in each of 2011 and 2012 and $.3 million in 2013. Substantially all of our U.S. accrued OPEB cost relates to benefits being paid to current retirees and their dependents and no material amount of OPEB benefits are being earned by current U.S. employees. Some of our Canadian employees are earning OPEB benefits. Our expected OPEB benefit payments for 2014 are expected to be similar to those paid in 2013.

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

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2013, the expected rate of increase in future health care costs ranges from 7.0% in 2014, declining to 5.0% in 2020 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2014, we expect our consolidated OPEB benefit will approximate $.2 million in 2014. In comparison, we expect to be required to make approximately $.5 million of contributions to such plans during 2014.

We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2013, our aggregate projected benefit obligations would have increased by approximately $.2 million at that date and our OPEB cost would be expected to increase by nil during 2013. If assumed a one percent change in assumed health care trend rates for all plans, our OPEB costs would be expected to remain consistent with the 2013 costs.

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2013, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to indebtedness.  At December 31, 2013, the majority of our aggregate indebtedness comprised variable-rate instruments. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2013.   See Note 9 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)
December 31, 2013:
Variable rate indebtedness:
Note payable to Contran	$170.0	$170.0	7.38%	2018
North American credit facility	11.1	11.1	3.75%	2017
	$181.1	$181.1
December 31, 2012:
Variable rate indebtedness:
Term loan - dollar denominated	$384.5	$396.8	5.75%	2018
European credit facility - euro denominated	13.2	13.2	2.01%	2017
	$397.7	$410.0

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  See Note 16 to our Consolidated Financial Statements for a discussion of certain currency forward contracts to which we are a party at December 31, 2013.

Marketable security prices

We are exposed to market risk due to changes in prices of the marketable securities which we own. The fair value of securities which includes investments in mutual funds and in publicly-traded shares of related parties was $21.6 million and $30.4 million, respectively, at December 31, 2012 and December 31, 2013. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be approximately $2 million and $3 million, respectively, at December 31, 2012 and December 31, 2013.

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

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2013.

Scope of management report on internal control over financial reporting

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
—

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

—

Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2013. Our independent registered public accounting firm is also required to annually attest to our internal control over financial reporting.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (commonly referred to as the “1992 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2013, our chief executive officer filed such annual certification with the NYSE. The 2013 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2013 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2014 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2014 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2014 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2014 proxy statement. See also Note 14 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by the Item is incorporated by reference to our 2014 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)	Financial Statements
The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2013 will be furnished to the Commission upon request.

We will also furnish, without charge, a copy of our amended and restated Code of Business Conduct and Ethics, as adopted by the board of directors on February 9, 2012, upon request.  Such requests should be directed to the attention of the Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, TX 75240.

Item No.	Exhibit Index
3.1+

Restated First Amended and Restated Certificate of Incorporation of Kronos Worldwide, Inc., as amended on May 12, 2011 - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-31763) filed on May 12, 2011.

3.2

Amended and Restated Bylaws of Kronos Worldwide, Inc. as of October 25, 2007 - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-31763) filed with the U.S. Securities and Exchange Commission on October 31, 2007.

4.1

Satisfaction and Discharge of Indenture, Release, Assignment and Transfer, dated as of June 14, 2012, issued by The Bank of New York Mellon, formerly known as The Bank of New York, a New York banking corporation - incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-31763) dated June 13, 2012 and filed by the registrant on June 18, 2012.

10.1

Amended and Restated Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. dated as of December 1, 2012 - incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-31763) for the year ended December 31, 2012.

10.2

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc., effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant (File No. 001-31763) for the quarter ended March 31, 2004.

10.3*	Kronos Worldwide, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 333-113425).

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

10.6

Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Kronos International, Inc. (File No. 333-100047) for the year ended December 31, 2009.

10.7

Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Kronos International, Inc. (File No. 333-100047) for the year ended December 31, 2009.

10.8

Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Kronos International, Inc. (File No. 333-1000947) for the year ended December 31, 2009.

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

10.10

Sixth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 27, 2012 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Titania AS, Kronos Norge AS, and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-31763) filed with the U.S. Securities and Exchange Commission on October 3, 2012.

10.11

Credit Agreement, dated June 13, 2012, by and among Kronos Worldwide, Inc. and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-31763) dated June 13, 2012 and filed by the registrant on June 18, 2012.

10.12

Guaranty and Security Agreement, dated June 13, 2012, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763)dated June 13, 2012 and filed by the registrant on June 18, 2012.

10.13

Intercreditor Agreement dated as of June 18, 2012, by and between Wells Fargo Capital Finance and Wells Fargo Bank, National Association, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. - incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A dated June 13, 2012 (File No. 001-31763) and filed by the registrant on June 19, 2012.

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

10.16

Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.17

Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.18

Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.19

Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.20

Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.21

Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.22

Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.23

Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.24

Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.9 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.25

Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.26

Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.48 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.27**

Sixth Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2013 in the original principal amount of $100.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.

10.28

Unsecured Term Loan Promissory Note dated February 15, 2013 in the original principal amount of $290 million executed by Kronos Worldwide, Inc. and payable to the order of Contran Corporation - incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-31763) of the Registrant dated February 15, 2013.

10.29

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2012 - incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-31763) of the Registrant dated May 8, 2013.

10.30

Credit Agreement, dated February 18, 2014, by and among Kronos Worldwide, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

10.31

Guaranty and Security Agreement, dated February 18, 2014, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

10.32

Intercreditor Agreement dated as of February 18, 2014, by and between Wells Fargo Capital Finance and Deutsche Bank AG New York Branch, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. - incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

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

Kronos Worldwide, Inc.
(Registrant)
By:	/s/ Bobby D. O’Brien
Bobby D. O’Brien, March 12, 2014
(Vice Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steven L. Watson	/s/ Bobby D. O’Brien
Steven L. Watson, March 12, 2014	Bobby D. O’Brien, March 12, 2014
(Chairman of the Board)	(Vice Chairman, President and Chief Executive Officer)
/s/ Thomas P. Stafford	/s/ C. H. Moore, Jr.
Thomas P. Stafford, March 12, 2014	C. H. Moore, Jr., March 12, 2014
(Director)	(Director)
/s/ C. Kern Wildenthal	/s/ Keith R. Coogan
C. Kern Wildenthal, March 12, 2014	Keith R. Coogan, March 12, 2014
(Director)	(Director)
/s/ Loretta J. Feehan	/s/ R. Gerald Turner
Loretta J. Feehan, March 12, 2014	R. Gerald Turner, March 12, 2014
(Director)	(Director)
/s/ Tim C. Hafer	/s/ Gregory M. Swalwell
Tim C. Hafer, March 12, 2014	Gregory M. Swalwell, March 12, 2014
(Vice President, Controller, Principal Accounting Officer)	(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and its subsidiaries at December 31, 2012 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2014

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2012	2013
Current assets:
Cash and cash equivalents	$282.7	$53.8
Restricted cash	2.7	2.6
Accounts and other receivables	285.8	268.3
Receivable from affiliate	-	14.2
Inventories, net	638.3	416.6
Prepaid expenses and other	9.8	9.1
Deferred income taxes	4.1	16.6

Total current assets	1,223.4	781.2

Other assets:
Investment in TiO2 manufacturing joint venture	109.9	102.3
Marketable securities	21.6	30.4
Deferred income taxes	120.5	148.4
Other	29.1	20.5

Total other assets	281.1	301.6

Property and equipment:
Land	45.2	46.3
Buildings	238.9	242.7
Equipment	1,082.9	1,122.8
Mining properties	131.3	130.1
Construction in progress	37.3	50.0

	1,535.6	1,591.9
Less accumulated depreciation and amortization	1,013.1	1,055.6

Net property and equipment	522.5	536.3

Total assets	$2,027.0	$1,619.1

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2012	2013
Current liabilities:
Current maturities of long-term debt	$21.2	$3.1
Accounts payable and accrued liabilities	231.6	242.3
Payables to affiliates	41.6	21.7
Income taxes	23.1	8.9
Deferred income taxes	10.9	2.0

Total current liabilities	328.4	278.0

Noncurrent liabilities:
Long-term debt	378.9	180.4
Deferred income taxes	24.0	19.5
Accrued pension cost	189.2	163.8
Accrued postretirement benefits cost	14.1	7.8
Other	30.3	34.5

Total noncurrent liabilities	636.5	406.0

Stockholders' equity:
Common stock, $.01 par value; 240.0 shares authorized; 115.9 shares issued	1.2	1.2
Additional paid-in capital	1,399.1	1,398.5
Retained deficit	(141.1)	(312.6)
Accumulated other comprehensive loss	(197.1)	(152.0)

Total stockholders' equity	1,062.1	935.1

Total liabilities and stockholders' equity	$2,027.0	$1,619.1

Commitments and contingencies (Notes 10 and 15)

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2011	2012	2013
Net sales	$1,943.3	$1,976.3	$1,732.4
Cost of sales	1,194.9	1,415.9	1,620.2

Gross margin	748.4	560.4	112.2

Selling, general and administrative expense	195.0	183.4	190.4
Other operating income (expense):
Currency transaction gains (losses), net	3.0	(1.0)	(3.8)
Disposition of property and equipment	(1.0)	(1.0)	(.8)
Other income (expense), net	.1	(1.5)	(1.1)
Corporate expense	(9.0)	(13.9)	(48.7)

Income (loss) from operations	546.5	359.6	(132.6)

Other income (expense):
Interest and dividend income	7.0	9.0	1.2
Marketable securities transaction losses, net	(.6)	(3.9)	-
Loss on prepayment of debt, net	(3.1)	(7.2)	(8.9)
Interest expense	(32.7)	(26.7)	(19.6)

Income (loss) before income taxes	517.1	330.8	(159.9)

Income tax expense (benefit)	196.1	112.3	(57.9)

Net income (loss)	$321.0	$218.5	$(102.0)

Net income (loss) per basic and diluted share	$2.77	$1.89	$(.88)

Cash dividends per share	$1.075	$.60	$.60

Weighted average shares used in the calculation of
net income (loss) per share	115.9	115.9	115.9

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2011	2012	2013
Net income (loss)	$321.0	$218.5	$(102.0)

Other comprehensive income (loss), net of tax:
Marketable securities	5.1	(.9)	6.6
Currency translation	(26.7)	28.3	6.7
Defined benefit pension plans	(10.2)	(38.1)	27.9
Other postretirement benefit plans	(1.7)	(.6)	3.9

Total other comprehensive income (loss), net	(33.5)	(11.3)	45.1

Comprehensive income (loss)	$287.5	$207.2	$(56.9)

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2011, 2012 and 2013

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive	Treasury
	stock	capital	(deficit)	loss	stock	Total
Balance at December 31, 2010	$1.2	$1,398.8	$(486.5)	$(152.3)	$-	$761.2

Net income	-	-	321.0	-	-	321.0
Other comprehensive loss, net of tax	-	-	-	(33.5)	-	(33.5)
Issuance of common stock	-	.2	-	-	-	.2
Dividends paid - $1.075 per share	-	-	(124.6)	-	-	(124.6)

Balance at December 31, 2011	1.2	1,399.0	(290.1)	(185.8)	-	924.3

Net income	-	-	218.5	-	-	218.5
Other comprehensive loss, net of tax	-	-	-	(11.3)	-	(11.3)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.60 per share	-	-	(69.5)	-	-	(69.5)

Balance at December 31, 2012	1.2	1,399.1	(141.1)	(197.1)	-	1,062.1

Net loss	-	-	(102.0)	-	-	(102.0)
Other comprehensive income, net of tax	-	-	-	45.1	-	45.1
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.60 per share	-	-	(69.5)	-	-	(69.5)
Treasury stock acquired	-	-	-	-	(.7)	(.7)
Treasury stock retired	-	(.7)	-	-	.7	-

Balance at December 31, 2013	$1.2	$1,398.5	$(312.6)	$(152.0)	$-	$935.1

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income (loss)	$321.0	$218.5	$(102.0)
Depreciation and amortization	47.5	47.8	50.2
Deferred income taxes	63.8	22.6	(67.9)
Loss on prepayment of debt, net	3.1	7.2	8.9
Call premium paid	(2.5)	(6.2)	-
Marketable security transaction losses, net	.6	3.9	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	.7	(3.5)	9.4
Other postretirement benefit plans	(.2)	.2	(.2)
Distributions from (contributions to) TiO2 manufacturing joint
venture, net	3.8	(20.7)	10.9
Other, net	6.7	.5	8.2
Change in assets and liabilities:
Accounts and other receivables	(48.2)	-	24.8
Inventories	(183.8)	(184.8)	222.2
Prepaid expenses	.3	(3.7)	.8
Accounts payable and accrued liabilities	94.8	(56.2)	9.1
Income taxes	19.4	(18.5)	(9.6)
Accounts with affiliates	(29.8)	67.2	(37.2)
Other noncurrent assets	(3.2)	(11.4)	(1.5)
Other noncurrent liabilities	1.6	14.0	4.3

Net cash provided by operating activities	295.6	76.9	130.4

Cash flows from investing activities:
Capital expenditures	(68.6)	(74.8)	(67.6)
Loan to Valhi:
Loans	(214.7)	(178.7)	-
Collections	140.5	314.8	-
Proceeds from sale of marketable securities:
TIMET common stock	-	70.0	-
Mutual funds	251.0	21.1	-
Purchase of marketable securities:
TIMET common stock	(30.4)	-	-
Valhi common stock	(12.8)	-	-
Mutual funds	(272.8)	-	-
Change in restricted cash	(5.2)	(2.6)	(.5)
Other, net	(5.1)	-	(.1)

Net cash provided by (used in) investing activities	(218.1)	149.8	(68.2)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Years ended December 31,
	2011	2012	2013
Cash flows from financing activities:
Indebtedness:
Borrowings	113.3	572.4	366.6
Principal payments	(288.1)	(523.8)	(588.7)
Deferred financing fees	-	(7.1)	-
Dividends paid	(124.6)	(69.5)	(69.5)
Treasury stock acquired	-	-	(.7)
Other, net	(.2)	(.1)	-

Net cash used in financing activities	(299.6)	(28.1)	(292.3)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(222.1)	198.6	(230.1)
Effect of exchange rate changes on cash	(.1)	1.6	1.2

Net change for the year	(222.2)	200.2	(228.9)

Balance at beginning of year	304.7	82.5	282.7

Balance at end of year	$82.5	$282.7	$53.8

Supplemental disclosures –
Cash paid for:
Interest (including call premium), net of amounts capitalized	$35.3	$35.6	$18.6
Income taxes	104.7	94.3	33.2
Accrual for capital expenditures	16.7	12.2	7.4

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation - At December 31, 2013, (i) Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock (ii) NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, (iii) Valhi owned approximately 83% of NL’s outstanding common stock and (iv) Contran Corporation and its subsidiaries held approximately 94% of Valhi’s outstanding common.  Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into in February 2014 by all of the voting stockholders of Contran, the size of the board of directors of Contran was fixed at five members, each of Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons have the right to designate one of the five members of the Contran board and the other two members of the Contran board must consist of members of Contran management.  Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refers to Kronos Worldwide, Inc. and its subsidiaries, taken as a whole.

Management’s estimates - In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation - The consolidated financial statements include our accounts and those of our majority-owned subsidiaries.  We have eliminated all material intercompany accounts and balances.

Translation of currencies - We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end exchange rates, while we translate our revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  We recognize currency transaction gains and losses in income currently.

Derivatives and hedging activities - We recognize derivatives as either assets or liabilities measured at fair value.  We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents - We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Restricted cash and cash equivalents - We classify cash and cash equivalents that have been segregated or are otherwise limited in use as restricted.  To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability.  To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset.  See Note 7.

Marketable securities and securities transactions - We carry marketable debt and equity securities at fair value.  Accounting Standard Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

—	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
—	Level 2 - Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
—	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

See Notes 6, 11 and 16.

Accounts receivable - We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales - We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overheads based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Investment in TiO2 manufacturing joint venture - We account for our investment in a 50%-owned manufacturing joint venture by the equity method.  See Note 5.

Property and equipment and depreciation - We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $1.0 million in 2011, $1.1 million in 2012 and $1.5 million in 2013.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Long-term debt - We state long-term debt net of any unamortized original issue premium or discount.  We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense and compute such amortization by either the interest method or the straight-line method over the term of the applicable issue.

Employee benefit plans - Accounting and funding policies for our retirement plans are described in Note 11.

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 15.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We made net payments of income taxes to Valhi of $43.5 million in 2011, $32.1 million in 2012 and $24.2 million in 2013.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested.  The earnings of non-U.S. subsidiaries subject to permanent reinvestment plans aggregated $1.0 billion at December 31, 2012 and $.9 billion at December 31, 2013.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non-

U.S. subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Net sales - We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed.  Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which we do not recognize sales until the product is received by the customer) or other standard shipping terms.  We state sales net of price, early payment and distributor discounts and volume rebates.  We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Selling, general and administrative expense; shipping and handling costs - Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $93 million in 2011, $89 million in 2012 and $93 million in 2013.  We expense advertising costs as incurred and these costs were approximately $1 million in 2011, $.5 million in 2012 and $1 million in 2013.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $20 million in 2011, $19 million in 2012 and $18 million in 2013.

Note 2 - Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (TiO2).  TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics.  At December 31, 2012 and 2013 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $579.2 million and $491.6 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2011	2012	2013
	(In millions)
Net sales - point of origin:
Germany	$1,039.7	$977.7	$915.8
United States	749.6	1,042.8	830.4
Norway	245.1	284.0	261.2
Belgium	301.8	272.9	254.6
Canada	301.7	339.1	246.5
Eliminations	(694.6)	(940.2)	(776.1)
Total	$1,943.3	$1,976.3	$1,732.4
Net sales - point of destination:
Europe	$1,141.4	$1,011.4	$904.6
North America	498.5	652.5	560.7
Other	303.4	312.4	267.1
Total	$1,943.3	$1,976.3	$1,732.4

	December 31,
	2012	2013
	(In millions)
Identifiable assets - net property and equipment:
Germany	$243.9	$266.4
Belgium	94.8	100.1
Norway	104.7	96.8
Canada	70.8	65.1
Other	8.3	7.9
Total	$522.5	$536.3

Note 3 - Accounts and other receivables:

	December 31,
	2012	2013
	(In millions)
Trade receivables	$229.7	$226.1
Recoverable VAT and other receivables	38.9	28.3
Refundable income taxes	18.3	14.9
Allowance for doubtful accounts	(1.1)	(1.0)
Total	$285.8	$268.3

Note 4 - Inventories, net:

	December 31,
	2012	2013
	(In millions)
Raw materials	$151.5	$66.6
Work in process	27.3	18.0
Finished products	394.8	262.6
Supplies	64.7	69.4
Total	$638.3	$416.6

Note 5 - Investment in TiO2 manufacturing joint venture:

We own a 50% interest in Louisiana Pigment Company, L.P. (LPC). LPC is a manufacturing joint venture whose other 50%-owner is Tioxide Americas LLC (Tioxide). Tioxide is a subsidiary of Huntsman Corporation. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

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

	Years ended December 31,
	2011	2012	2013
	(In millions)
Distributions from LPC	$29.7	$79.5	$70.7
Contributions to LPC	(25.9)	(100.2)	(59.8)
Net distributions (contributions)	$3.8	$(20.7)	$10.9

Summary balance sheets of LPC are shown below:

	December 31,
	2012	2013
	(In millions)
ASSETS
Current assets	$139.8	$127.2
Property and equipment, net	126.0	114.1
Total assets	$265.8	$241.3
LIABILITIES AND PARTNERS’ EQUITY
Other liabilities, primarily current	$43.2	$33.9
Partners’ equity	222.6	207.4
Total liabilities and partners’ equity	$265.8	$241.3

Summary income statements of LPC are shown below:

	Years ended December 31,
	2011	2012	2013
	(In millions)
Revenues and other income:
Kronos	$144.8	$250.2	$224.5
Tioxide	145.7	227.5	224.6
	290.5	477.7	449.1
Cost and expenses:
Cost of sales	290.1	477.3	448.7
General and administrative	.4	.4	.4
	290.5	477.7	449.1
Net income	$-	$-	$-

Note 6 - Marketable securities:

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

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains
December 31, 2012
Noncurrent assets:
Valhi common stock	1	$21.5	$15.3	$6.2
NL and CompX common stocks	1	.1	.1	-
Total		$21.6	$15.4	$6.2
December 31, 2013
Noncurrent assets:
Valhi common stock	1	$30.3	$15.3	$15.0
NL and CompX common stocks	1	.1	.1	-
Total		$30.4	$15.4	$15.0

At December 31, 2012 and 2013, we held approximately 1.7 million shares of Valhi’s common stock, which we purchased during 2010 and 2011. We also held a nominal number of shares of CompX and NL common stocks. At December 31, 2012 and 2013, the quoted per share market price of Valhi’s common stock was $12.50 and $17.58, respectively.

Prior to December 31, 2012, we held approximately 4.2 million shares, or 2.4%, of Titanium Metals Corporation’s (TIMET) outstanding common stock, which we purchased during 2010 and 2011. TIMET was also an affiliate of ours, as Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons (including us) owned a majority of TIMET’s outstanding common stock. In December 2012, we sold all of our shares of TIMET common stock for $70.0 million ($16.50 per share) pursuant to a cash tender offer by a third party, and all of our affiliates also sold their shares of TIMET common stock for the same price. Securities transactions in 2012 consist of a $3.9 million pre-tax loss we recognized on the sale of these TIMET shares.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7 - Other noncurrent assets:

	December 31,
	2012	2013
	(In millions)
Deferred financing costs, net	$7.0	$2.5
Restricted cash	7.5	7.4
Pension asset	5.1	.2
Other	9.5	10.4
Total	$29.1	$20.5

Note 8 - Accounts payable and accrued liabilities:

	December 31,
	2012	2013
	(In millions)
Accounts payable	$161.3	$123.9
Employee benefits	29.6	26.7
Accrued sales discounts and rebates	14.9	16.7
Accrued interest	.2	.1
Accrued legal settlement	-	35.0
Other	25.6	39.9
Total	$231.6	$242.3

The accrued legal settlement is discussed in Note 15.

Note 9 - Long-term debt:

	December 31,
	2012	2013
	(In millions)
Term loan	$384.5	$-
Note payable to Contran	-	170.0
Revolving North American credit facility	-	11.1
Revolving European credit facility	13.2	-
Other	2.4	2.4
Total debt	400.1	183.5
Less current maturities	21.2	3.1
Total long-term debt	$378.9	$180.4
Term loan - In February 2013, we voluntarily prepaid an aggregate $290 million principal amount of our prior $400 million term loan that had been issued in June 2012. We recognized a non-cash pre-tax interest charge of $6.6 million in the first quarter of 2013 related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment. Funds for such prepayment were provided by $100 million of our cash on hand as well as borrowings of $190 million under a new loan from Contran as described below. In July 2013, we voluntarily prepaid the remaining $100 million principal amount outstanding under such term loan, using $50 million of our cash on hand and borrowings of $50 million under our revolving North American credit facility. We recognized a non-cash pre-tax interest charge of $2.3 million in the third quarter of 2013 related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment. The average interest rate on the term loan for the year-to-date period ended July 30, 2013 (the payoff date) was 6.8%.  The carrying value of the term loan at December 31, 2012 includes unamortized original issue discount of $5.5 million.

In February 2014, we entered into a new $350 million term loan.  We used $170 million of the net proceeds of the new term loan to prepay the outstanding principal balance of our note payable to Contran (along with accrued and unpaid interest through the prepayment date), and such note payable was cancelled.  The term loan was issued at 99.5% of the principal amount, or an aggregate of $348.25 million.  The remaining $172.8 million net proceeds of the term loan are available for our general corporate purposes.  The new term loan:

•	bears interest, at our option, at LIBOR (with LIBOR no less than 1.0%) plus 3.75%, or the base rate, as defined in the agreement, plus 2.75%;
•

requires quarterly principal repayments of $875,000 commencing in June 2014, other mandatory principal repayments of formula-determined amounts under specified conditions with all remaining principal balance due in February 2020.  Voluntary principal prepayments are permitted at any time, provided that a call premium of 1% of the principal amount of such prepayment applies to any voluntary prepayment made on or before February 2015 (there is no prepayment penalty applicable to any voluntary prepayment after February 2015);

•

is collateralized by, among other things, a first priority lien on (i) 100% of the common stock of certain of our U.S. wholly-owned subsidiaries, (ii) 65% of the common stock or other ownership interest of our Canadian subsidiary (Kronos Canada, Inc.) and certain first-tier European subsidiaries (Kronos Titan GmbH and Kronos Denmark ApS) and (iii) a $395.7 million unsecured promissory note issued by our wholly-owned subsidiary, Kronos International, Inc. (KII) to us;

•	is also collateralized by a second priority lien on all of the U.S. assets which collateralize our new North American revolving facility, as discussed below;
•

contains a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and

•	contains customary default provisions, including a default under any of our other indebtedness in excess of $50 million.

Note payable to Contran - As discussed above, in February 2013 we entered into a promissory note with Contran. This new loan from Contran contained terms and conditions similar to the terms and conditions of our prior term loan, except that the loan from Contran was unsecured and contained no ongoing financial maintenance covenant. The independent members of our board of directors approved the terms and conditions of the loan from Contran. The note required quarterly principal payments of $5.0 million which commenced in March 2013, with any remaining outstanding principal due by June 2018. Voluntary principal prepayments were permitted at any time without penalty. The note bore interest at LIBOR (with LIBOR no less than 1%) plus 5.125%, or the base rate (as defined in the agreement) plus 4.125%. We were required to use the base rate method until such time as both (1) the term loan discussed above has been fully repaid and (2) the European credit facility has been amended on terms satisfactory to Contran, at which time we would have had the option to use either the base rate or LIBOR rate methods. In 2013, we borrowed $190 million and subsequently repaid $20 million.  The average interest rate on these borrowings as of and for the period from issuance to December 31, 2013 was 7.375%.  As discussed above, in February 2014 we used $170 million of the proceeds from our new term loan and prepaid the remaining balance owed to Contran under this note payable, and the note payable to Contran was cancelled.  In accordance with GAAP, since we have refinanced the note payable to Contran with a portion of the net proceeds from our new term loan, current maturities of long-term debt at December 31, 2013, as it relates to the note payable to Contran, is based upon the required quarterly principal repayments of the new term loan.

Senior Secured Notes – In March 2011, we redeemed €80 million of our €400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium.  During the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate of €40.8 million principal amount of the Senior Notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased).  Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remained outstanding.  We recognized a $3.3 million pre-tax interest charge related to the redemption of €80 million of the 6.5% Senior Secured Notes consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.  We recognized a $.2 million net gain on the €40.8 million principal amount of Senior Notes repurchased in open market transactions.  We borrowed under our European revolving credit facility in order to fund the redemption in March 2011, while we used cash on hand to fund the open market repurchases.

Immediately upon the June 2012 issuance of our prior term loan discussed above, we sent a request to the trustee under the indenture for the Senior Notes, asking that all remaining €279.2 million principal amount outstanding of the Senior Notes be called for redemption on July 20, 2012. We also directed that a portion of the proceeds from the prior term loan be irrevocably sent to the trustee, in an amount sufficient to pay the principal, call premium at 1.01083% of the principal amount and all accrued and unpaid interest due through the July 20, 2012 redemption date. Upon the trustee’s confirmation of receipt of such funds on June 14, 2012, the trustee discharged our obligations under the indenture and released the liens on all collateral thereunder. Because we were released as being the primary obligor under the indenture as of June 14, 2012, the Senior Notes were derecognized as of that date along with the funds irrevocably sent to the trustee to effect the July 20, 2012 redemption. We recognized an aggregate $7.2 million pre-tax charge related to the early extinguishment of debt in the second quarter of 2012, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Revolving credit facilities

Revolving North American credit facility - In June 2012, we entered into a $125 million revolving bank credit facility which matures June 2017. Borrowings under the revolving credit facility are available for our general corporate purposes. Available borrowings on this facility are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, of certain of our North American subsidiaries less any outstanding letters of credit up to $15 million issued under the facility (with revolving borrowings by our Canadian subsidiary limited to $25 million). Any amounts outstanding under the revolving credit facility bear interest, at our option, at LIBOR plus a margin ranging from 1.5% to 2.0% or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 1.0%. The credit facility is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions which, among other things, restricts the borrowers’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and under certain conditions requires the maintenance of a specified financial covenant (fixed charge coverage ratio, as defined) to be at least 1.0 to 1.0.  During 2013, we borrowed $162.1 million and repaid an aggregate $151.0 million under this facility. The average interest rate on these borrowings as of and for the period from borrowing to December 31, 2013 was 2.69% and 3.75%, respectively. At December 31, 2013 we had approximately $89.1 million available for borrowing under this revolving facility.

Revolving European credit facility - Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a €120 million secured revolving bank credit facility that matures in September 2017.  We may denominate borrowings in Euros, Norwegian kroner or U.S. dollars.  Outstanding borrowings bear interest at LIBOR plus 1.90%. The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity, and requires the maintenance of certain financial ratios.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.

During 2013, we borrowed €10 million ($12.8 million when borrowed) and repaid the entire outstanding balance of €20 million ($26.5 million when repaid) under our European credit facility. The average interest rate on these borrowings for the year-to-date period ended August 31, 2013 when paid off was 2.02%. At December 31, 2013, there were no outstanding borrowings under this facility. Our European credit facility requires the maintenance of certain financial ratios.  At September 30, 2013, and based on the earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers, we would not have met the financial covenant test if the borrowers had any net debt outstanding.  In December 2013, the lenders under our European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but our ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA.  At December 31, 2013 we are in compliance with the minimum EBITDA set forth in the waiver, and our borrowing availability was 50% of the credit facility, or €60 million ($82.8 million).  Effective January 1, 2014, per the waiver, our borrowing availability is 75% of the credit facility, or €90 million ($124.1 million).

Canada - In December 2011, our Canadian subsidiary entered into a Cdn. $10.0 million loan agreement with the Bank of Montreal for the limited purpose of issuing letters of credit. The facility renews annually. Letters of credit are collateralized by restricted deposits at the Bank of Montreal ($7.4 million at December 31, 2013). See Note 7. The facility contains certain restrictive covenants which, among other things, restrict the subsidiary from incurring additional indebtedness in excess of Cdn. $35 million. At December 31, 2013, an aggregate of Cdn. $7.9 million letters of credit were outstanding under this facility.

In December 2011, our Canadian subsidiary entered into an agreement with an economic development agency of the Province of Quebec, Canada pursuant to which we may borrow up to Cdn. $7.1 million from such agency. Borrowings may only be used to fund capital improvements at our Canadian plant and are limited to a specified percentage of such capital improvements. Borrowings are non-interest bearing, with monthly payments commencing in 2018. The agreement contains certain restrictive covenants, which, among other things, restricts the subsidiary’s ability to sell assets or enter into mergers, and requires our subsidiary to maintain certain financial ratios and maintain specified levels of employment. At December 31, 2013, we had Cdn. $1.8 million (USD $1.7 million), outstanding under this agreement.

Restrictions and other - Aggregate maturities of debt at December 31, 2013 are presented in the table below.  Such maturities, as they relate to our note payable to Contran, are based upon the required quarterly principal repayments of our new term loan.

Years ending December 31,	Amount
(In millions)
2014	$3.1
2015	3.9
2016	3.8
2017	14.6
2018	3.8
2019 and thereafter	154.3
Total	$183.5

After considering the effect of the new term loan we obtained in February 2014 and the application of the net proceeds as discussed above, our aggregate maturities of long-term debt would be:

Years ending December 31,	Amount
(In millions)
2014	$3.1
2015	3.9
2016	3.8
2017	14.6
2018	3.8
2019 and thereafter	334.3
Total	$363.5

We are in compliance with all of our debt covenants at December 31, 2013.

Note 10 - Income taxes:

	Years ended December 31,
	2011	2012	2013
	(In millions)
Pre-tax income (loss):
U.S.	$105.1	$115.9	$(15.1)
Non-U.S.	412.0	214.9	(144.8)
Total	$517.1	$330.8	$(159.9)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$181.0	$115.8	$(56.0)
Non-U.S. tax rates	(17.3)	(11.9)	4.2
Incremental U.S. tax on earnings (loss) of non-U.S. companies	28.8	1.0	(7.4)
Adjustment to the reserve for uncertain tax positions, net	1.6	4.3	(.4)
Tax rate changes	.1	(.1)	(.2)
French dividend surtax	-	.3	-
U.S. state income taxes and other, net	1.9	2.9	1.9
Provision for income taxes (benefit)	$196.1	$112.3	$(57.9)

	Years ended December 31,
	2011	2012	2013
	(In millions)
Components of income tax expense:
Currently payable (refundable):
U.S. federal and state	$52.0	$45.8	$7.3
Non-U.S.	78.7	42.6	(1.2)
	130.7	88.4	6.1
Deferred income taxes (benefit):
U.S. federal and state	3.9	(4.2)	(22.0)
Non-U.S.	61.5	28.1	(42.0)
	65.4	23.9	(64.0)
Provision for income taxes (benefit)	$196.1	$112.3	$(57.9)

	Years ended December 31,
	2011	2012	2013
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$196.1	$112.3	$(57.9)
Other comprehensive income (loss):
Pension plans	(3.3)	(18.6)	11.8
OPEB plans	(.7)	(.2)	1.4
Currency translation	-	4.9	5.5
Marketable securities	3.1	(.9)	3.1
Total	$195.2	$97.5	$(36.1)

The components of our net deferred income taxes at December 31, 2012 and 2013 are summarized in the following table.

	December 31,
	2012		2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$2.7	$(10.1)	$3.5	$(2.3)
Property and equipment	-	(70.5)	-	(72.3)
Accrued OPEB costs	4.0	-	2.2	-
Accrued pension cost	28.3	-	19.9	-
Accrued legal settlement	-	-	12.6	-
Other accrued liabilities and deductible differences	9.4	-	10.3	-
Other taxable differences	-	(11.8)	-	(18.0)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(7.6)	-	(2.6)
Tax loss and tax credit carryforwards	145.4	-	190.3	-
Valuation allowance	(.1)	-	(.1)	-
Adjusted gross deferred tax assets (liabilities)	189.7	(100.0)	238.7	(95.2)
Netting by tax jurisdiction	(65.1)	65.1	(73.7)	73.7
	124.6	(34.9)	165.0	(21.5)
Less net current deferred tax asset (liability)	4.1	(10.9)	16.6	(2.0)
Net noncurrent deferred tax asset (liability)	$120.5	$(24.0)	$148.4	$(19.5)

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

During 2012 and 2013, our French subsidiary distributed dividends of $8.9 million and nil, respectively. At December 31, 2013, our French subsidiary has undistributed earnings of approximately $11.0 million that, if distributed, would be subject to the 3% surtax.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 and 2012 we received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.9 million (see Note 9). If the full amount of the proposed adjustment were ultimately to be assessed against us the cash tax liability would be approximately $15.7 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2011, 2012 and 2013 was not material, and at December 31, 2011, 2012 and 2013, we had $3.1 million, $3.4 million and $3.7 million, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2011, 2012 and 2013:

	Years ended December 31,
	2011	2012	2013
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$7.9	$8.8	$13.0
Net increase (decrease):
Tax positions taken in prior periods	.3	(.2)	(.3)
Tax positions taken in current period	1.0	4.3	3.9
Settlements with taxing authorities - cash paid	-	(.1)	-
Lapse due to applicable statute of limitations	-	(.1)	-
Change in currency exchange rates	(.4)	.3	(.7)
Unrecognized tax benefits at end of year	$8.8	$13.0	$15.9

If our uncertain tax positions were recognized, a benefit of $11.9 million, $16.4 million and $15.1 million would affect our effective income tax rates for 2011, 2012 and 2013 respectively. At December 31, 2013, we currently estimate that our unrecognized tax benefits will change by $3 million during the next twelve months related to our prior year returns.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway.  Our U.S. income tax returns prior to 2010 are generally considered closed to examination by applicable tax authorities.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2009 for Germany, 2010 for Belgium, 2008 for Canada and 2004 for Norway.

At December 31, 2013, we had the equivalent of $842 million and $127 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively and we had the equivalent of $102 million of net operating loss carryforwards for Belgian corporate tax purposes. At December 31, 2013, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such German carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of these carryforwards, if we generate operating losses in our German and Belgian operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Note 11 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense approximated $1.5 million in 2011, $1.6 million in 2012 and $1.8 million in 2013.

Accounting for defined benefit and postretirement benefits other than pensions (OPEB) plans - We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

Defined benefit plans - We sponsor various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. The benefits under our plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $25.7 million to all of our defined benefit pension plans during 2014. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2014	$25.5
2015	25.4
2016	25.2
2017	25.9
2018	26.4
Next 5 years	148.2

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2012	2013
	(In millions)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$460.3	$582.1
Service cost	10.4	13.1
Interest cost	22.3	21.1
Participant contributions	1.8	1.9
Actuarial losses (gains)	96.4	(2.8)
Change in currency exchange rates	15.0	4.5
Benefits paid	(24.1)	(24.8)
Benefit obligations at end of the year	582.1	595.1
Change in plan assets:
Fair value of plan assets at beginning of the year	336.2	400.7
Actual return on plan assets	47.9	27.9
Employer contributions	27.7	26.7
Participant contributions	1.8	1.9
Change in currency exchange rates	11.2	(1.0)
Benefits paid	(24.1)	(24.8)
Fair value of plan assets at end of year	400.7	431.4
Funded status	$(181.4)	$(163.7)
Amounts recognized in the balance sheet:
Noncurrent pension asset	$5.1	$.2
Accrued pension costs:
Current	(1.9)	(1.4)
Noncurrent	(184.6)	(162.5)
Total	$(181.4)	$(163.7)
Accumulated other comprehensive loss:
Actuarial losses	$187.1	$157.4
Prior service cost	5.4	2.7
Net transition obligations	1.3	-
Total	$193.8	$160.1
Accumulated benefit obligations (ABO)	$536.5	$550.2

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below. During 2011, certain eligible participants elected to take lump sum distributions upon their retirement, resulting in a nominal settlement charge in 2011.  In December 2013, we amended one of our Canadian plans in which participation with respect to hourly workers was closed to new participants in December 2013, and existing hourly plan participants will no longer accrue additional benefits after December 2013, resulting in a $7.1 million curtailment charge for recognition of previously unamortized prior service cost and transition obligation and $.2 million for special termination benefits.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2011, 2012 and 2013 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2010, 2011 and 2012, respectively, net of deferred income taxes.

	Years ended December 31,
	2011	2012	2013
	(In millions)
Net periodic pension cost:
Service cost benefits	$11.2	$10.4	$13.1
Interest cost on PBO	23.6	22.3	21.1
Expected return on plan assets	(17.6)	(17.0)	(18.5)
Settlement losses	.5	-	-
Curtailment loss	-	-	7.3
Recognized actuarial losses	6.6	7.9	12.5
Amortization of prior service cost	1.2	1.1	1.1
Amortization of net transition obligations	.5	.4	.4
Total	$26.0	$25.1	$37.0

Certain information concerning our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2012	2013
	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$520.0	$527.0
ABO	482.1	489.5
Fair value of plan assets	333.5	364.2

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2012 and 2013 are presented in the table below.

Rate	December 31,
	2012	2013
Discount rate	3.7%	3.8%
Increase in future compensation levels	3.1%	2.7%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2011, 2012 and 2013 are presented in the table below.

Rate	Years ended December 31,
	2011	2012	2013
Discount rate	5.1%	4.9%	3.7%
Increase in future compensation levels	3.1%	3.2%	3.1%
Long-term return on plan assets	5.5%	5.2%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	December 31,
	2012	2013
	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$17.8	$19.1
Interest cost	.8	.7
Actuarial losses (gains)	1.4	(1.7)
Benefits paid	(.9)	(.9)
Benefit obligations at end of the year	19.1	17.2
Change in plan assets:
Fair value of plan assets at beginning of the year	12.9	14.4
Actual return on plan assets	1.9	2.0
Employer contributions	.5	.3
Benefits paid	(.9)	(.9)
Fair value of plan assets at end of year	14.4	15.8
Funded status	$(4.7)	$(1.4)
Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$(.1)	$(.1)
Noncurrent	(4.6)	(1.3)
Total	$(4.7)	$(1.4)
Accumulated other comprehensive loss - actuarial losses	$10.7	$8.1
ABO	$19.1	$17.2

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below. The amounts shown below for recognized actuarial losses for 2011, 2012 and 2013 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2010, 2011 and 2012 respectively, net of deferred income taxes.

	Years ended December 31,
	2011	2012	2013
	(In millions)
Net periodic pension cost (income):
Interest cost on PBO	$.9	$.8	$.7
Expected return on plan assets	(1.4)	(1.3)	(1.4)
Recognized actuarial losses	.3	.5	.5
Total	$(.2)	$-	$(.2)

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2012 and 2013 are 3.6% and 4.5%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2011, 2012 and 2013 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

Rate	Years ended December 31,
	2011	2012	2013
Discount rate	5.1%	4.2%	3.6%
Long-term return on plan assets	10.0%	10.0%	10.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligations at December 31, 2012 and 2013 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive income (loss) at December 2012 and 2013. We expect approximately $10.4 million, $.5 million and $.1 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, will be recognized as components of our consolidated net periodic defined benefit pension cost in 2014.

The table below details the changes in our consolidated other comprehensive income (loss) during 2011, 2012 and 2013.

	Years ended December 31,
	2011	2012	2013
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$(19.8)	$(66.9)	$14.7
Plan curtailment	-	-	7.1
Settlements	.5	-	-
Amortization of unrecognized:
Net actuarial losses	6.9	8.3	13.0
Prior service cost	1.2	1.1	1.1
Net transition obligations	.5	.4	.4
Total	$(10.7)	$(57.1)	$36.3

At December 31, 2012 and 2013, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons (prior to his death in December 2013).  Prior to his death, Mr. Simmons was the sole trustee of the CMRT, and he, along with the CMRT’s investment committee, of which Mr. Simmons was a member, actively managed the investments of the CMRT.

The CMRT trustee and investment committee did not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix would generate the greatest overall return.  Prior to December 2012, the CMRT had an investment in TIMET common stock; however, in December 2012 the CMRT sold its shares of common stock in conjunction with the tender offer discussed in Note 6. During the history of the CMRT from its inception in 1988 through December 31, 2013, the average annual rate of return has been 14%. For the years ended December 31, 2011, 2012 and 2013, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily relied on the historical rates of return achieved by the CMRT, although we considered other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns would in the future continue to be achieved over the long-term.

Following the death of Mr. Simmons in December 2013, the Contran board of directors in January 2014 appointed a financial institution as the new directed trustee of the CMRT, and the Contran board appointed five individuals (all executive officers of Contran) as the new investment committee of the CMRT.  The new investment committee intends to reallocate to current and/or new investment managers or various mutual funds the portion of the CMRT assets that had previously been under the direct and active management by Mr. Simmons.  Such reallocation will be done prudently over a period of time, given the asset composition of this portion of the portfolio.  Concurrent with this change in investment strategy in which there is no longer a portion of the CMRT’s assets under the direct and active management by Mr. Simmons, and considering the long-term asset mix for the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries, beginning in 2014 the assumed long-term rate of return for plan assets invested in the CMRT will be reduced to 7.5%.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% of the assets of the CMRT at each of December 31, 2012 and 2013, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2012	2013
	(In millions)
CMRT asset value	$726.4	$722.8
CMRT fair value input:
Level 1	82%	79%
Level 2	1	4
Level 3	17	17
	100%	100%
CMRT asset mix:
Domestic equities, principally publicly traded	43%	53%
International equities, publicly traded	2	-
Fixed income securities, publicly traded	12	35
Privately managed limited partnerships	8	11
Other, primarily cash	35	1
	100%	100%

The relatively large percentage of the CMRT invested in cash and other assets at December 31, 2012 is the result of the CMRT’s December 2012 disposition of its shares of TIMET common stock, which generated aggregate proceeds to the CMRT of $254.7 million (or approximately 35% of the CMRT’s total asset value at December 31, 2012), and which funds were invested in a cash equivalent at the end of 2012. Subsequently in January 2013, the CMRT redeployed such proceeds into other investments.

In determining the expected long-term rate of return on non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

—

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

—

In Canada, we currently have a plan asset target allocation of 45% to equity securities, 48% to fixed income securities, 7% to other investments and cash. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The Canadian assets are Level 1 input because they are traded in active markets.

—

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 78% to fixed income securities, 9% to real estate and the remainder primarily to other investments and liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 8%, 4%, 6% and 4%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 8% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

—

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

The composition of our December 31, 2012 and 2013 pension plan assets by fair value level is shown in the table below.  The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plan’s investment in the CMRT.

	Fair Value Measurements at December 31, 2012
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Germany	$224.8	$-	$-	$224.8
Canada:
Local currency equities	22.4	22.4	-	-
Non local currency equities	30.3	30.3	-	-
Local currency fixed income	38.0	38.0	-	-
Global mutual fund	5.6	5.6	-	-
Cash and other	2.1	2.1	-	-
Norway:
Local currency equities	3.2	3.2	-	-
Non local currency equities	5.2	5.2	-	-
Local currency fixed income	40.9	40.9	-	-
Non local currency fixed income	4.8	4.8	-	-
Real estate	5.5	-	-	5.5
Cash and other	7.6	7.0	-	.6
U.S.
CMRT	14.4	-	14.4	-
Other	10.3	3.1	-	7.2
Total	$415.1	$162.6	$14.4	$238.1

	Fair Value Measurements at December 31, 2013
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Germany	$247.5	$-	$-	$247.5
Canada:
Local currency equities	24.0	24.0	-	-
Non local currency equities	33.0	33.0	-	-
Local currency fixed income	44.7	44.7	-	-
Global mutual fund	6.1	6.1	-	-
Cash and other	.5	.5	-	-
Norway:
Local currency equities	2.0	2.0	-	-
Non local currency equities	5.2	5.2	-	-
Local currency fixed income	35.0	35.0	-	-
Non local currency fixed income	3.6	3.6	-	-
Real estate	4.8	-	-	4.8
Cash and other	13.2	12.4	-	.8
U.S.
CMRT	15.8	-	15.8	-
Other	11.8	3.4	-	8.4
Total	$447.2	$169.9	$15.8	$261.5

A rollforward of the change in fair value of Level 3 assets follows.

	2012	2013
	(In millions)
Fair value at beginning of year	$200.6	$238.1
Gain on assets held at end of year	33.0	11.2
Gain on assets sold during the year	.1	-
Assets purchased	15.1	16.1
Assets sold	(14.3)	(14.6)
Transfers out	(1.0)	-
Currency exchange rate fluctuations	4.6	10.7
Fair value at end of year	$238.1	$261.5

Postretirement benefits other than pensions (OPEB) - We provide certain health care and life insurance benefits for eligible retired employees. Certain of our Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for us. In the U.S., employees who retired after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. We have no OPEB plan assets, rather, we fund medical claims as they are paid. Contribution to our OPEB plans to cover benefit payments are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2014	.5
2015	.5
2016	.5
2017	.5
2018	.5
Next 5 years	2.7

The funded status of our OPEB plans is presented in the table below:

	December 31,
	2012	2013
	(In millions)
Change in accumulated OPEB obligations:
Obligations at beginning of the year	$13.2	$14.6
Service cost	.3	.3
Interest cost	.6	.6
Actuarial losses (gains)	.5	(1.6)
Plan amendments	-	(4.4)
Curtailment	-	(.1)
Change in currency exchange rates	.4	(.9)
Benefits paid from employer contributions	(.4)	(.3)
Obligations at end of the year	14.6	8.2
Fair value of plan assets	-	-
Funded status	$(14.6)	$(8.2)
Amounts recognized in the balance sheet:
Current accrued pension costs	$(.5)	$(.4)
Noncurrent accrued pension costs	(14.1)	(7.8)
Total	$(14.6)	$(8.2)
Accumulated other comprehensive income:
Net actuarial losses	$5.1	$3.0
Prior service credit	(4.7)	(7.9)
Total	$.4	$(4.9)

The amounts shown in the table above for net actuarial losses and prior service credit at December 31, 2012 and 2013 have not yet been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive income (loss). We expect to recognize approximately $.3 million of unrecognized actuarial losses and $1.0 million of prior service credit as components of our periodic OPEB cost in 2014.

At December 31, 2013, the accumulated OPEB obligations for all OPEB plans was comprised of $.9 million related to U.S. plans and $7.3 million related to our Canadian plan (2012 - $1.1 million and $13.5 million, respectively).

In the fourth quarter of 2013, we amended the benefit formula for most Canadian participants of our plans effective January 1, 2014, resulting in a curtailment gain as of December 31, 2013.  Key assumptions including the service cost and benefit duration as of December 31, 2013 now reflect these plan revisions to the benefit formula.

The components of our periodic OPEB costs are presented in the table below. The amounts shown below for amortization of prior service credit and recognized actuarial losses for 2011, 2012 and 2013 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2010, 2011 and 2012, respectively, net of deferred income taxes.

	Years ended December 31,
	2011	2012	2013
	(In millions)
Net periodic OPEB cost:
Service cost	$.2	$.3	$.3
Interest cost	.6	.6	.6
Amortization of prior service credit	(.8)	(.6)	(.6)
Recognized actuarial losses	.3	.3	.3
Curtailment gain	-	-	(.6)
Total	$.3	$.6	$-

The table below details the changes in benefit obligations recognized in accumulated other comprehensive income (loss) during 2011, 2012 and 2013.

	Years ended December 31,
	2011	2012	2013
	(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial loss	$(2.0)	$(.5)	$1.6
Plan amendments/curtailment	-	-	4.5
Amortization of unrecognized:
Net actuarial loss	.3	.3	.3
Prior service credit	(.8)	(.6)	(1.1)
Total	$(2.5)	$(.8)	$5.3

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2012 and 2013 are presented in the table below. The weighted average discount rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

	2012	2013
Healthcare inflation:
Initial rate	7.0%	7.0%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2018	2020
Weighted average discount rate	3.9%	4.6%

Assumed health care cost trend rates affect the amounts we report for health care plans. A one percent change in assumed health care trend rates would not have a material effect on the net periodic OPEB cost for 2013 or on the accumulated OPEB obligation at December 31, 2013.

The weighted average discount rate used in determining the net periodic OPEB cost for 2013 was 3.9% (2012 - 4.1%; 2011 - 5.1%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of the assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2012 or 2013.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12 - Other noncurrent liabilities:

	December 31,
	2012	2013
	(In millions)
Reserve for uncertain tax positions	$13.4	$16.5
Employee benefits	11.3	12.2
Insurance claims and expenses	.3	.3
Other	5.3	5.5
Total	$30.3	$34.5

Note 13 - Stockholders’ equity:

NL common stock options held by our employees - Certain of our employees were granted nonqualified options to purchase NL common stock under the terms of certain option plans sponsored by NL. Generally, the stock options were granted at a price equal to or greater than 100% of the market price of NL’s common stock at the date of grant, vested over a five-year period and expired ten years from the date of grant. No options were granted during the past three years, and 25,950 options were exercised during 2011, after which no such options remained outstanding.

Long-term incentive compensation plan - Prior to 2012, we had a long-term incentive compensation plan that provided for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to 150,000 shares of our common stock could be issued pursuant to this plan. During 2011 and 2012 we awarded an aggregate of 3,500 and 4,500 shares, respectively, of our common stock pursuant to this plan to members of our board of directors. In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan that would provide for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. The new plan was approved at our May 2012 shareholder meeting and shortly thereafter the prior long-term incentive compensation plan terminated. 7,000 shares were awarded under this new plan in 2013.  193,000 shares are available for future award under this new plan.

Stock split - In May 2011, we amended our certificate of incorporation to increase the authorized number of shares of our common stock from 60 million to 240 million. Also in May 2011, we implemented a 2-for-1 split of our common stock effected in the form of a stock dividend. Other than the disclosure of the authorized number of shares of our common stock discussed in this paragraph, we have adjusted all share and per-share disclosures for all periods presented in our consolidated financial statements prior to the 2011 stock split to give effect to the stock split.

Special dividend - Cash dividends in 2011 include a $.50 per share special dividend paid to stockholders in the first quarter of 2011.

Stock repurchase program - In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We would use cash on hand or other sources of liquidity to acquire the shares. Repurchased shares will be added to our treasury and cancelled.

During 2013 we repurchased 49,000 shares in market transactions for an aggregate of $.7 million in cash.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At December 31, 2013 an additional 1,951,000 shares are available for repurchase under this authorization.

Accumulated other comprehensive loss - Changes in accumulated other comprehensive income for 2011, 2012 and 2013 are presented in the table below.

	Years ended December 31,
	2011	2012	2013
	(In millions)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of year	$-	$5.1	$4.2
Other comprehensive income (loss):
Unrealized gains (losses) arising during the year	5.1	(5.5)	5.3
Less reclassification adjustment for amounts included in realized loss	-	4.6	1.3
Balance at end of year	$5.1	$4.2	$10.8
Currency translation:
Balance at beginning of year	$(65.1)	$(91.8)	$(63.5)
Other comprehensive income (loss)	(26.7)	28.3	6.7
Balance at end of year	$(91.8)	$(63.5)	$(56.8)
Defined benefit pension plans:
Balance at beginning of year	$(89.0)	$(99.2)	$(137.3)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	6.5	7.0	10.0
Net actuarial gain (loss) arising during year	(16.7)	(45.1)	12.6
Plan curtailment	-	-	5.3
Balance at end of year	$(99.2)	$(137.3)	$(109.4)
OPEB plans:
Balance at beginning of year	$1.8	$.1	$(.5)
Other comprehensive income (loss):
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.3)	(.2)	(.6)
Net actuarial gain (loss) arising during year	(1.4)	(.4)	1.2
Plan amendments	-	-	3.3
Balance at end of year	$.1	$(.5)	$3.4
Total accumulated other comprehensive loss:
Balance at beginning of year	$(152.3)	$(185.8)	$(197.1)
Other comprehensive income (loss)	(33.5)	(11.3)	45.1
Balance at end of year	$(185.8)	$(197.1)	$(152.0)

The marketable securities reclassification adjustment in 2012, all of which was reclassified into net income, consists principally of the securities transaction loss related to the sale of TIMET common stock discussed in Note 6. See Note 11 for amounts related to our defined benefit pension plans and OPEB plans.

Note 14 - Related party transactions:

We may be deemed to be controlled by Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons. See Note 1. Corporations that may be deemed to be controlled by or affiliated with such individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party. While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2012	2013
	(In millions)
Current receivable from affiliate - LPC	$-	$14.2
Current payables to affiliates:
LPC	$23.5	$21.1
Income taxes payable to Valhi	18.1	.5
Other	-	.1
Total	$41.6	$21.7

Note payable to Contran - noncurrent	$-	$170.0

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard:

—

In November 2010, we entered into an unsecured revolving demand promissory note with Valhi whereby, as amended, we have agreed to loan Valhi up to $100 million (up to $225 million at December 31, 2011 and prior to December 2012).  Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2015.  The amount of our outstanding loans to Valhi at any time is at our discretion.  As of December 31, 2013 and 2012, we had no outstanding loans to Valhi under this promissory note; and

—

In February 2013, we entered into a promissory note with Contran in which we borrowed $190 million on this note and subsequently repaid $20 million during 2013.  We prepaid and cancelled this note payable to Contran in February 2014 using a portion of the net proceeds of our new term loan.  See Note 9.

Interest income (including unused commitment fees) on our loan to Valhi was $3.7 million in 2011, $7.1 million in 2012 and $.5 million in 2013.  Interest expense on our loan from Contran was $11.7 million in 2013.

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 5. Purchases of TiO2 from LPC were $144.8 million in 2011, $250.2 million in 2012 and $224.5 million in 2013. Sales of feedstock to LPC were $93.0 million in 2011, $143.7 million in 2012 and $141.1 million in 2013.

Under the terms of various intercorporate services agreements (ISAs) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The net ISA fee charged to us, approved by the independent members of our board of directors, is included in selling, general and administrative expense and corporate expense and was $9.6 million in 2011, $11.2 million in 2012 and $12.9 million in 2013. This agreement is renewed annually and we expect to pay approximately $12.3 million under the ISA during 2014.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI by us and our joint venture were $9.5 million in 2011, $12.0 million in 2012 and $11.3 million in 2013. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2014.

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

Note 15 - Commitments and contingencies:

Environmental matters - Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Litigation matters - We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

In March 2010, we were served with two complaints which were subsequently consolidated as Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB). A third plaintiff intervened into the case in July 2011. The defendants included us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). Plaintiffs sought to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002. The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct. In May 2010, defendants filed a motion to dismiss, which plaintiffs opposed. In March 2011, the court denied the motion to dismiss. In February 2012, the plaintiffs submitted their motion for class certification, which defendants opposed. In August 2012, the court granted the plaintiffs’ motion for class certification and trial was set for September 2013. On September 10, 2013, and following the agreement by the three other defendants in the third quarter of 2013 to enter into settlement agreements with the class plaintiffs, we also entered into a settlement agreement with the class plaintiffs, without admitting any fault or wrongdoing, and agreed to pay an aggregate of $35 million (payable in two installments at specified times, expected to occur by mid-2014). Following the service of the Class Action Fairness Notice and the Order of Final Approval from the court, we, and the other defendants, will be dismissed with prejudice from this matter. Other operating expense in 2013 includes a $35 million charge related to this settlement. See also Note 8.

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

In November 2013, we were served with the complaint, The Valspar Corporation, et al  v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  Plaintiff opted out of the settlement in the original lawsuit, Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB) and filed its own lawsuit against the Defendants.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.

Concentrations of credit risk - Sales of TiO2 accounted for approximately 92% of our sales in 2011, 90% in 2012 and 90% in 2013. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 4,000 customers, with the top ten customers approximating 30% of net sales in 2011 and 34% in both 2012 and 2013. We did not have sales to a single customer comprising 10% or more of our net sales in 2011. In each of 2012 and 2013, one customer, Behr Process Corporation, accounted for approximately 10% of our net sales. The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2011	2012	2013
Europe	53%	47%	49%
North America	32%	35%	33%

Long-term contracts - We have long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2016. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $820 million over the life of the contracts in years subsequent to December 31, 2013. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $123 million at December 31, 2013.

Operating leases - Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately one-third of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us. We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP. Under the terms of a master supply and services agreement, a majority-owned subsidiary of Bayer provides raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility. This agreement, as amended, expires in 2017 and will automatically renew for successive three year terms until terminated by either party upon one year’s prior notice.

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $13 million in 2011, $16 million in 2012 and $15 million in 2013. At December 31, 2013, future minimum payments under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2014	$12.2
2015	10.3
2016	5.0
2017	3.6
2018	3.2
2019 and thereafter	23.4
Total	$57.7

Approximately $18 million of the $57.7 million aggregate future minimum rental commitments at December 31, 2013 relates to our Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2013. As discussed above, any change in the rent is based solely on negotiations between Bayer and us, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes - We and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, along with every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability computed in accordance with the tax allocation policy.

Note 16 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2012 and 2013:

	Fair value measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2012
Currency forward contracts	$1.8	$1.8	$-	$-
Noncurrent marketable securities (See Note 6)	21.6	21.6	-	-
December 31, 2013
Currency forward contracts	$(1.0)	$(1.0)	$-	$-
Noncurrent marketable securities (See Note 6)	30.4	30.4	-	-

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

At December 31, 2013, we had currency forward contracts to exchange:

•

an aggregate of $36.0 million for an equivalent value of Canadian dollars at an exchange rate ranging from Cdn. $1.02 to Cdn. $1.06 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature from January 2014 through December 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option;

•

an aggregate $20.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.12 to kroner 6.25 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from January 2014 through October 2014; and

•

an aggregate €20.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.04 to kroner 8.41 per euro.  These contracts with DnB Nor Bank ASA mature at a rate of €5.0 million per month in certain months from January 2014 through October 2014.

The estimated fair value of such currency forward contracts at December 31, 2013 was a $1.0 million net liability, of which $.2 million is recognized as part of accounts and other receivables and $1.2 million is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet, with a corresponding $1.0 million currency transaction loss in our Consolidated Statement of Operations (2012 - $1.8 million net asset, recognized as part of accounts and other receivables, with a corresponding $1.8 million currency transaction gain in our Consolidated Statement of Operations).  We did not use hedge accounting for any of our contracts to the extent we held such contracts during 2011, 2012 and 2013.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2012 and 2013.

	December 31, 2012		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$292.9	$292.9	$63.8	$63.8
Notes payable and long-term debt:
Variable rate:
European credit facility	13.2	13.2	-	-
Term loan	384.5	396.8	-	-
Note payable to Contran	-	-	170.0	170.0
North American credit facility	-	-	11.1	11.1
Common stockholders’ equity	1,062.1	2,260.2	935.1	2,207.2

At December 31, 2012, the estimated market price of our term loan was $1,017.5 per $1,000 principal amount.  The fair value of our term loan was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Notes and term loan trade were not active.  The fair values of our note payable to Contran and our European credit facility represent Level 2 inputs, and are deemed to approximate book value.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 1 and 6.

Note 17 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Year ended December 31, 2012
Net sales	$561.3	$545.3	$472.9	$396.8
Gross margin	261.5	163.3	86.0	49.6
Net income (loss)	136.9	64.5	35.2	(18.1)
Basic and diluted income (loss) per share	$1.18	$.56	$.30	$(.16)
Year ended December 31, 2013
Net sales	$463.6	$481.1	$419.1	$368.6
Gross margin	3.9	9.6	47.2	51.5
Net income (loss)	(41.1)	(33.9)	(29.9)	2.9
Basic and diluted income (loss) per share	$(.35)	$(.29)	$(.26)	$.03
We recognized the following amounts during 2012:

•	a $7.2 million pre-tax interest charge related to the June redemption of our outstanding Senior Secured Notes in the second quarter (see Note 9),
•	a $3.9 million pre-tax loss on the sale of TIMET stock in the fourth quarter (see Note 6),
•

an incremental tax benefit of $11.1 million in the third quarter as we determined that due to global changes in the business we would not remit certain dividends from non-U.S. jurisdictions.  As a result, certain current year tax attributes were available for carryback to offset prior year tax expense.  See Note 10.

•

an incremental tax of $8.0 million in the fourth quarter.  As a result of a change in circumstances related to our sale and the sale by certain of our affiliates of their shares of TIMET common stock, which sale provided an opportunity for us and other members of our consolidated U.S. federal income tax group to elect to claim foreign tax credits, we determined that we could tax-efficiently remit non-cash dividends from our non-U.S. jurisdictions before the end of the year that absent the TIMET sale would not have been considered.  Such incremental income tax recognized in the fourth quarter is the incremental income tax on the non-cash dividends remitted in the fourth quarter.  Our provision for income taxes in the fourth quarter of 2012 also includes a $2.8 million expense related to a net increase in our reserve for uncertain tax positions.  See Note 10.  In addition, an aggregate $3.5 million of such fourth quarter 2012 provision for income taxes is a correction of amounts that should have been recognized in the third quarter of 2011 and is not material to any current or prior periods.

We recognized the following amounts during 2013:

•	a $6.6 million pre-tax charge related to the February voluntary prepayment of an aggregate $290 million principal amount of our term loan in the first quarter (see Note 9),
•	a $35 million pre-tax litigation settlement charge included in corporate expense in the third quarter (see Note 15),
•	a $2.3 million pre-tax charge related to the July voluntary prepayment of the remaining $100 million principal amount of our term loan in the third quarter (see Note 9),
•

pre-tax charges aggregating approximately $28 million consisting of unabsorbed fixed production and other costs as a result of the Canadian plant lockout in the third and fourth quarters of approximately $19 million, $7 million as a result of the pension curtailment charge discussed in Note 11, and $2 million for severance and other back-to-work expenses associated with reaching terms of the new Canadian collective bargaining agreement.  Approximately $7 million of the costs (primarily related to unabsorbed fixed production costs) related to the third quarter of 2013 with the remaining costs recognized in the fourth quarter of 2013, and

•	a tax benefit in the fourth quarter of $3.9 million related to the utilization of certain current year U.S. losses.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.