Form 10-Q
period 2014-03-31
KRONOS WORLDWIDE INC
filed 2014-05-08
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

Number of shares of the Registrant’s common stock outstanding on April 30, 2014: 115,864,598.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2013	2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53.8	$179.0
Restricted cash	2.6	2.1
Accounts and other receivables	282.5	331.5
Inventories, net	416.6	405.0
Prepaid expenses and other	9.1	10.9
Deferred income taxes	16.6	9.4

Total current assets	781.2	937.9

Other assets:
Investment in TiO2 manufacturing joint venture	102.3	97.8
Marketable securities	30.4	15.3
Deferred income taxes	148.4	145.2
Other	20.5	25.4

Total other assets	301.6	283.7

Property and equipment:
Land	46.3	48.3
Buildings	242.7	244.1
Equipment	1,122.8	1,140.9
Mining properties	130.1	131.6
Construction in progress	50.0	30.3

	1,591.9	1,595.2
Less accumulated depreciation and amortization	1,055.6	1,060.8

Net property and equipment	536.3	534.4

Total assets	$1,619.1	$1,756.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2013	2014
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.1	$3.9
Accounts payable and accrued liabilities	264.0	260.3
Income taxes	8.9	8.7
Deferred income taxes	2.0	2.0

Total current liabilities	278.0	274.9

Noncurrent liabilities:
Long-term debt	180.4	346.6
Deferred income taxes	19.5	13.9
Accrued pension cost	163.8	158.1
Accrued postretirement benefits cost	7.8	7.6
Other	34.5	34.3

Total noncurrent liabilities	406.0	560.5

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.5	1,398.5
Retained deficit	(312.6)	(315.7)
Accumulated other comprehensive loss	(152.0)	(163.4)

Total stockholders' equity	935.1	920.6

Total liabilities and stockholders' equity	$1,619.1	$1,756.0

Commitments and contingencies (Notes 8 and 12) See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2013	2014
	(unaudited)

Net sales	$463.6	$420.1
Cost of sales	459.7	339.6

Gross margin	3.9	80.5

Selling, general and administrative expense	49.4	49.1
Other operating income (expense):
Currency transaction gains (losses), net	1.8	(2.7)
Other operating expense, net	(3.2)	(2.7)

Income (loss) from operations	(46.9)	26.0

Other income (expense):
Interest and dividend income	.3	.2
Loss on prepayment of debt, net	(6.6)	-
Interest expense	(6.4)	(4.0)

Income (loss) before income taxes	(59.6)	22.2

Income tax expense (benefit)	(18.5)	7.9

Net income (loss)	$(41.1)	$14.3

Net income (loss) per basic and diluted share	$(.35)	$.12

Cash dividends per share	$.15	$.15

Weighted average shares used in the calculation of net income (loss) per share	115.9	115.9

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2013	2014
	(unaudited)

Net income (loss)	$(41.1)	$14.3

Other comprehensive income (loss), net of tax:
Marketable securities	3.7	(10.6)
Currency translation	(27.3)	(2.6)
Defined benefit pension plans	2.5	1.9
Other postretirement benefit plans	-	(.1)

Total other comprehensive loss, net	(21.1)	(11.4)

Comprehensive income (loss)	$(62.2)	$2.9

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2014

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)

Balance at December 31, 2013	$1.2	$1,398.5	$(312.6)	$(152.0)	$935.1

Net income	-	-	14.3	-	14.3
Other comprehensive loss, net of tax	-	-	-	(11.4)	(11.4)
Dividends paid	-	-	(17.4)	-	(17.4)

Balance at March 31, 2014	$1.2	$1,398.5	$(315.7)	$(163.4)	$920.6

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(41.1)	$14.3
Depreciation and amortization	12.6	12.6
Deferred income taxes	(32.7)	9.4
Loss on prepayment of debt, net	6.6	-
Benefit plan expense greater (less) than cash funding:
Defined benefit plan expense greater (less) than cash funding	1.4	(1.7)
Other postretirement benefit plans	-	(.2)
Distributions from TiO2 manufacturing joint venture, net	9.8	4.5
Other, net	2.4	1.4
Change in assets and liabilities:
Accounts and other receivables	(83.0)	(61.2)
Inventories	93.1	8.6
Prepaid expenses	.5	(1.9)
Accounts payable and accrued liabilities	33.0	3.9
Income taxes	16.4	.4
Accounts with affiliates	(59.7)	7.5
Other, net	1.4	(.1)

Net cash used in operating activities	(39.3)	(2.5)

Cash flows from investing activities:
Capital expenditures	(19.0)	(16.3)
Change in restricted cash, net	.7	.6

Net cash used in investing activities	(18.3)	(15.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	191.8	429.3
Principal payments	(295.3)	(262.3)
Deferred financing fees	-	(6.1)
Dividends paid	(17.4)	(17.4)

Net cash provided by (used in) financing activities	(120.9)	143.5

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended
	March 31,
	2013	2014
	(unaudited)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$(178.5)	$125.3
Currency translation	(2.0)	(.1)

Balance at beginning of period	282.7	53.8

Balance at end of period	$102.2	$179.0

Supplemental disclosures -
Cash paid for:
Interest, net of capitalized interest	$5.9	$3.1
Income taxes	14.0	1.9
Accrual for capital expenditures	4.1	4.6

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2014, (i) Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock (ii) NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, (iii) Valhi owned approximately 83% of NL’s outstanding common stock and (iv) a wholly-owned subsidiary of Contran Corporation (Contran) held approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the Securities and Exchange Commission (SEC) on March 12, 2014 (2013 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2014 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31, 2013	March 31, 2014
	(In millions)
Trade receivables	$226.1	$286.8
Receivable from affiliate -
Louisiana Pigment Company, L.P.	14.2	-
Income taxes, net – Valhi	-	3.8
Other	-	.3
Recoverable VAT and other receivables	28.3	28.1
Refundable income taxes	14.9	13.5
Allowance for doubtful accounts	(1.0)	(1.0)
Total	$282.5	$331.5

Note 3 - Inventories, net:

	December 31, 2013	March 31, 2014
	(In millions)
Raw materials	$66.6	$67.6
Work in process	18.0	21.9
Finished products	262.6	246.5
Supplies	69.4	69.0
Total	$416.6	$405.0

Note 4 - Marketable securities:

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

Marketable security	Fair value measurement level	Market Value	Cost Basis	Unrealized gain (loss)
		(In millions)
December 31, 2013
Valhi common stock	1	$30.3	$15.3	$15.0
NL and CompX common stocks	1	.1	.1	-
Total		$30.4	$15.4	$15.0
March 31, 2014
Valhi common stock	1	$15.2	$15.3	$(.1)
NL and CompX common stocks	1	.1	.1	-
Total		$15.3	$15.4	$(.1)

At December 31, 2013 and March 31, 2014, we held approximately 1.7 million shares of Valhi’s common stock which we purchased during 2010 and 2011. We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2013 and March 31, 2014, the quoted per share market price of Valhi’s common stock was $17.58 and $8.82, respectively.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31, 2013	March 31, 2014
	(In millions)
Deferred financing costs, net	$2.5	$8.2
Restricted cash	7.4	7.2
Pension asset	.2	.1
Other	10.4	9.9
Total	$20.5	$25.4

Note 6 - Accounts payable and accrued liabilities:

	December 31, 2013	March 31, 2014
	(In millions)
Accounts payable	$123.9	$150.0
Employee benefits	26.7	25.9
Accrued sales discounts and rebates	16.7	14.4
Accrued interest	.1	.6
Accrued legal settlement	35.0	15.0
Payable to affiliates:
Louisiana Pigment Company, L.P.	21.1	17.1
Income taxes, net - Valhi	.5	-
Other	.1	-
Other	39.9	37.3
Total	$264.0	$260.3

Note 7 - Long-term debt:

	December 31, 2013	March 31, 2014
	(In millions)
Term loan	$-	$348.3
Note payable to Contran	170.0	-
Revolving North American credit facility	11.1	-
Other	2.4	2.2
Total debt	183.5	350.5
Less current maturities	3.1	3.9
Total long-term debt	$180.4	$346.6

Term loan - In February 2014, we entered into a new $350 million term loan. We used $170 million of the net proceeds of the new term loan to prepay the outstanding principal balance of our note payable to Contran (along with accrued and unpaid interest through the prepayment date), and such note payable was cancelled. The term loan was issued at 99.5% of the principal amount, or an aggregate of $348.25 million. The remaining $172.8 million net proceeds of the term loan are available for our general corporate purposes. The new term loan:

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

•	is also collateralized by a second priority lien on all of the U.S. assets which collateralize our North American revolving facility;
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

The average interest rate on the term loan borrowings as of and for the period from issuance to March 31, 2014 was 4.75%. The carrying value of the term loan at March 31, 2014 includes unamortized original issue discount of $1.7 million.

In 2013, we voluntarily repaid our entire $400 million term loan that was issued in June 2012.  We prepaid an aggregate $290 million principal amount in February 2013 and we recognized a non-cash pre-tax interest charge of $6.6 million in the first quarter of 2013 related to this prepayment consisting of the write-off of unamortized original issue discount costs and deferred financing costs associated with such prepayment.  Funds for such $290 million prepayment were provided by $100 million of our cash on hand as well as borrowings of $190 million under a 2013 loan agreement from Contran as described below.  In July 2013, we voluntarily prepaid the remaining $100 million principal amount outstanding under such term loan.

Note payable to Contran - As discussed above, in February 2013 we entered into a promissory note with Contran. This loan from Contran contained terms and conditions similar to the terms and conditions of our prior $400 million term loan, except that the loan from Contran was unsecured and contained no ongoing financial maintenance covenant. The independent members of our board of directors approved the terms and conditions of the loan from Contran.  As discussed above, in February 2014 we used $170 million of the proceeds from our new term loan and prepaid the remaining balance owed to Contran under this note payable (without penalty), and the note payable to Contran was cancelled. The average interest rate on these borrowings for the year-to-date period ended February 18, 2014 (the payoff date) was 7.375%.

Revolving European credit facility - During the first three months of 2014, we had no borrowings or repayments under our European credit facility. At March 31, 2014, there were no outstanding borrowings under this facility. Our European credit facility requires the maintenance of certain financial ratios. At September 30, 2013, and based on the earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers, we would not have met the financial covenant test if the borrowers had any net debt outstanding. In December 2013, the lenders under our European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but our ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA. At March 31, 2014 we are in compliance with the minimum EBITDA set forth in the waiver, and our borrowing availability was 75% of the credit facility, or €90 million ($123.4 million).

Revolving North American credit facility - During the first three months of 2014, we borrowed $81.0 million and repaid $92.1 million under our North American revolving credit facility. The average interest rate on outstanding borrowings for the year-to-date period ended February 18, 2014 when the outstanding balance was repaid was 3.75%. At March 31, 2014 we had approximately $107 million available for borrowing under this revolving facility.

Canada - At March 31, 2014, an aggregate of Cdn. $7.9 million letters of credit were outstanding under our Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit.

At March 31, 2014, an aggregate Cdn. $1.8 million (USD $1.6 million) was outstanding under our Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada. Borrowings under this agreement are non-interest bearing.

Restrictions and other - Our European credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. Our term loan and North American revolving credit facility also contain restrictive covenants. At March 31, 2014, there were no restrictions on our ability to pay dividends.

We are in compliance with all of our debt covenants at March 31, 2014.

Note 8 - Income taxes:

	Three months ended March 31,
	2013	2014
	(In millions)
Expected tax expense (benefit), at U.S. Federal statutory income tax rate of 35%	$(20.9)	$7.8
Non-U.S. tax rates	(.4)	(.7)
Incremental tax on earnings of non-U.S. companies	(1.4)	(.1)
U.S. state income taxes, net	1.1	.1
Adjustments to the reserve for uncertain tax positions, net	1.9	.2
Domestic manufacturing credit	(1.1)	.5
Nondeductible expenses	2.3	.2
Other, net	-	(.1)
Total	$(18.5)	$7.9

	Three months ended March 31,
	2013	2014
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(18.5)	$7.9
Other comprehensive income (loss):
Marketable securities	2.1	(5.3)
Currency translation	(3.8)	(.7)
Pension plans	1.1	.9
OPEB plans	-	(.1)
Total	$(19.1)	$2.7

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 and 2012, we received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.9 million (see Note 7). If the full amount of the proposed adjustment contained in the re-assessment notices were ultimately to be assessed against us, the cash tax liability would be approximately $15.2 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will change by $3 million during the next twelve months related to certain adjustments to our prior year returns.

Note 9 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2013	2014
	(In millions)
Service cost	$3.3	$2.6
Interest cost	5.5	5.7
Expected return on plan assets	(5.1)	(5.4)
Amortization of prior service cost	.4	.2
Amortization of net transition obligations	.1	-
Recognized actuarial losses	3.1	2.6
Total	$7.3	$5.7

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended March 31,
	2013	2014
	(In millions)
Service cost	$.1	$-
Interest cost	.1	.1
Amortization of prior service credit	(.2)	(.2)
Recognized actuarial losses	.1	.1
Total	$.1	$-

Contribution - We expect our 2014 contributions for our pension and other postretirement plans to be approximately $26 million.

Note 10 - Other noncurrent liabilities:

	December 31, 2013	March 31, 2014
	(In millions)
Reserve for uncertain tax positions	$16.5	$16.3
Employee benefits	12.2	12.1
Other	5.8	5.9
Total	$34.5	$34.3

Note 11 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss for the three months ended March 31, 2013 and 2014 are presented in the table below.

	Three months ended March 31,
	2013	2014
	(In millions)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of year	$4.2	$10.8
Other comprehensive income (loss) - unrealized gains (losses) arising during the year	3.7	(10.6)
Balance at end of period	$7.9	$.2
Currency translation:
Balance at beginning of year	$(63.5)	$(56.8)
Other comprehensive loss	(27.3)	(2.6)
Balance at end of period	$(90.8)	$(59.4)
Defined benefit pension plans:
Balance at beginning of year	$(137.3)	$(109.4)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.5	1.9
Balance at end of period	$(134.8)	$(107.5)
OPEB plans:
Balance at beginning of year	$(.5)	$3.4
Other comprehensive loss - amortization of prior service cost and net losses included in net periodic OPEB cost	-	(.1)
Balance at end of period	$(.5)	$3.3
Total accumulated other comprehensive loss:
Balance at beginning of year	$(197.1)	$(152.0)
Other comprehensive loss	(21.1)	(11.4)
Balance at end of period	$(218.2)	$(163.4)

See Note 9 for amounts related to our defined benefit pension plans and OPEB plans.

Note 12 - Commitments and contingencies:

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

Please refer to our 2013 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 13 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2013 and March 31, 2014:

	Fair Value Measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2013
Currency forward contracts	$(1.0)	$(1.0)	$-	$-
Noncurrent marketable securities (See Note 4)	30.4	30.4	-	-
March 31, 2014
Currency forward contracts	$(.9)	$(.9)	$-	$-
Noncurrent marketable securities (See Note 4)	15.3	15.3	-	-

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

At March 31, 2014, we had currency forward contracts to exchange:

•

an aggregate of $27.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.06 per U.S. dollar. These contracts with Wells Fargo Bank, N.A. mature from April 2014 through December 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option;

•

an aggregate $10.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.24 to kroner 6.25 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from July 2014 through October 2014; and

•

an aggregate €15.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.07 to kroner 8.41 per euro. These contracts with DnB Nor Bank ASA mature at a rate of €5.0 million per month in certain months from April 2014 through October 2014.

The estimated fair value of our currency forward contracts at March 31, 2014 was a $.9 million net liability, of which $.5 million is recognized as part of accounts and other receivables and $1.4 million is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. There is also a corresponding $.9 million currency transaction loss recognized in our Condensed Consolidated Statement of Operations. We are not currently using hedge accounting for our outstanding currency forward contracts at March 31, 2014, and we did not use hedge accounting for any of such contracts we previously held in 2013.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2013 and March 31, 2014.

	December 31, 2013		March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash, cash equivalents and restricted cash	$63.8	$63.8	$188.3	$188.3
Notes payable and long-term debt:
Variable rate:
Term loan	-	-	348.3	355.0
Note payable to Contran	170.0	170.0	-	-
North American credit facility	11.1	11.1	-	-
Common stockholders’ equity	935.1	2,207.2	920.6	1,932.6

At March 31, 2014, the estimated market price of our term loan was $1,014.4 per $1,000 principal amount. The fair value of our term loan is based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair values of our note payable to Contran and our European credit facility represent Level 2 inputs, and are deemed to approximate book value. The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including coatings, plastics, paper and other industrial and specialty products. For the three months ended March 31, 2014, approximately one-half of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

The factors having the most impact on our reported operating results are:

•	our TiO2 sales and production volumes,
•	TiO2 selling prices,
•	manufacturing costs, particularly raw materials, maintenance and energy-related expenses and
•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of our third-party feedstock ore. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Executive summary

We reported net income of $14.3 million, or $.12 per share, in the first quarter of 2014 as compared to a net loss of $41.1 million, or $.35 per share, in the first quarter of 2013. We reported income in the first quarter of 2014 compared to a net loss in the first quarter of 2013 principally due to improved results from operations resulting primarily from lower raw material costs, partially offset by lower average selling prices and sales volumes in 2014.

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

Results of operations

Quarter ended March 31, 2014 compared to the quarter ended March 31, 2013

	Three months ended March 31,
	2013		2014
	(Dollars in millions)
Net sales	$463.6	100%	$420.1	100%
Cost of sales	459.7	99	339.6	81
Gross margin	3.9	1	80.5	19
Other operating income and expense, net	50.8	11	54.5	13
Income (loss) from operations	$(46.9)	(10)%	$26.0	6%
TiO2 operating statistics:				% Change
Sales volumes*	132		122	(7)%
Production volumes*	122		120	(2)%
Percentage change in net sales:
TiO2 product pricing				(5)%
TiO2 sales volumes				(7)
TiO2 product mix				1
Changes in currency exchange rates				2
Total				(9)%

*	Thousands of metric tons

Current industry conditions - As previously discussed, after about a year of decreasing selling prices within the TiO2 industry, our TiO2 selling prices generally stabilized during the second half of 2013.  Our average selling prices at the end of the first quarter of 2014 were 4% lower as compared to the end of 2013, with lower prices primarily in certain export markets that resulted from competitive pressures.  As a result, we experienced significantly lower sales to our generally lower-margin export markets in the first quarter of 2014 as compared to the same period in 2013.  Demand for TiO2 products has generally been strong in 2014 in European and North American markets, as customers have generally depleted their inventories in response to general global economic uncertainty.

We operated our production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While our production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at our Canadian production facility, our utilization rates were also impacted by the lockout at the Canadian production facility in the first quarter of 2014, as restart of production at the facility did not begin until February 2014. We operated our production facilities at overall average capacity utilization rates of 90% in the first quarter of 2014, primarily as a result of the restart of production at our Canadian facility.

Our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than TiO2 sold in the first quarter of 2014, as a substantial portion of the TiO2 products we sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012. We have seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and continuing into 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.

Net sales - Net sales in the first quarter of 2014 decreased 9%, or $43.5 million, compared to the first quarter of 2013 primarily due to a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $23 million) and to a 7% decrease in sales volumes (which decreased net sales by approximately $32 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 7% in the first quarter of 2014 as compared to the first quarter of 2013, with the lower volumes in export markets offset in part by increased demand in certain European markets. We estimate that changes in currency exchange rates increased net sales by approximately $7 million as compared to the first quarter of 2013.

Cost of sales - Cost of sales decreased $120.1 million or 26% in the first quarter of 2014 compared to 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $93 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), a 7% decrease in sales volumes and a 2% decrease in TiO2 production volumes. As expected, our cost of sales per metric ton of TiO2 sold in the first quarter of 2014 was significantly lower than TiO2 sold in the first quarter of 2013, primarily due to lower raw material costs as discussed above, and our cost of sales as a percentage of net sales correspondingly decreased to 81% in the first quarter of 2014 compared to 99% in the same period of 2013.

Gross margin and income (loss) from operations - Income from operations increased by $72.9 million from a loss of $46.9 million in the first quarter of 2013 to income of $26.0 million in the first quarter of 2014. Income (loss) from operations as a percentage of net sales increased to 6% in the first quarter of 2014 from (10)% in the same period of 2013. This increase was driven by the increase in gross margin, which increased to 19% for the first quarter of 2014 compared to 1% for the first quarter of 2013. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), lower selling prices and sales volumes.  Additionally, changes in currency exchange rates have positively affected our gross margin and income from operations. We estimate that changes in currency exchange rates increased income from operations by approximately $8 million in the first quarter of 2014 as compared to the same period in 2013.

Other non-operating income (expense) - We recognized an aggregate $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first quarter of 2013 related to the voluntary prepayment of $290 million of our prior term loan. See Note 7 to our Condensed Consolidated Financial Statements.

Interest expense decreased $2.4 million from $6.4 million in the first quarter of 2013 to $4.0 million in the first quarter of 2014 primarily due to lower average interest rates on outstanding borrowings in the first quarter of 2014 and slightly lower average debt balances. We currently expect our interest expense for all of 2014 will be higher as compared to 2013, as higher overall average debt levels resulting from the new term loan we issued in February 2014 would more than offset the favorable impact of lower average interest rates on outstanding borrowings.

Income tax expense (benefit) - We recognized income tax expense of $7.9 million in the first quarter of 2014 compared to a benefit of $18.5 million in the same period last year. This difference is primarily due to our increased earnings. See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss carryforwards in Germany (the equivalent of $842 million and $127 million for German corporate and trade tax purposes, respectively, at December 31, 2013) and in Belgium (the equivalent of $102 million for Belgian corporate tax purposes at December 31, 2013). At March 31, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such German carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German and Belgian operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended March 31, 2014 vs March 31, 2013
	Transaction gains (losses) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs 2013
	2013	2014	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$7	$7
Income from operations	2	(3)	(5)	13	8

Outlook

During the first quarter of 2014 we operated our production facilities at 90% of practical capacity.  This reflects an increased plant utilization rate as compared to the last half of 2013.  While our production capacity utilization rates in the second half of 2013 were impacted by the lockout at our Canadian production facility, our utilization rates were also impacted by the lockout at the Canadian production facility in the first quarter of 2014, as restart of production at the facility did not begin until February 2014. While we expect our production volumes to be higher in 2014 as compared to 2013, we expect to continue to operate below production capacity in 2014.  The less-than-full production utilization is principally due to the ramp-up of operations at our Canadian facility following the end of the lockout as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2014 as compared to 2013.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and continuing into 2014, and consequently our cost of sales per metric ton of TiO2 sold in the first quarter of 2014 was significantly lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2013. Given the time lag between when we procure third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in our cost of sales, we expect our cost of sales per metric ton of TiO2 sold in calendar 2014 will be lower than the cost of sales per metric ton of TiO2 sold in calendar 2013, and our cost of sales per metric ton of TiO2 sold in the remainder of 2014 will be lower than the cost per metric ton of TiO2 sold in the first quarter of 2014.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for our products over the past year and generate an acceptable operating margin.  We started 2014 with selling prices 6% lower than as compared to the beginning of 2013, and prices declined by an additional 4% in the first quarter of 2014. Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased. In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis. As a result, lead times for delivery are increasing. With the strong sales volumes experienced in 2013 and in certain established markets during the first quarter of 2014, we continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets, which we believe will support implementation of selling price increases during 2014.  The extent to which we will be able to achieve price increases during 2014 will depend on market conditions.

Overall, we expect that income from operations in 2014 will be higher as compared to 2013, as a result of:

•	the favorable effect of lower third-party feedstock ore costs,
•	the favorable effects of anticipated higher sales and production volumes in 2014 (in part from the resumption of production at our Canadian TiO2 production facility),
•	the litigation settlement charge recognized in third quarter 2013, and
•	the favorable impact of increases in our selling prices that we would be able to achieve during 2014.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely. Given the lead time required for such production capacity expansions, we expect a prolonged shortage of TiO2 products will occur as economic conditions improve and global demand levels for TiO2 continue to increase.

Our expectations for our future operating results are based upon a number of factors beyond our control, including worldwide growth of GDP, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash used in operating activities was $2.5 million in the first three months of 2014 compared to $39.3 million used in the first three months of 2013.  This $36.8 million net decrease in the amount of cash used was primarily due to the net effects of the following:

•	higher income from operations in 2014 of $72.9 million,
•

higher net cash used in 2014 of $27.5 million associated with relative changes in our inventories, receivables, payables and accruals primarily due to a significant amount of cash provided by relative changes in our inventories in the first quarter of 2013 resulting principally from lower inventory costs,

•	lower net distributions from our TiO2 manufacturing joint venture in 2014 of $5.3 million, primarily due to the timing of the joint venture’s working capital needs,
•	lower net cash paid for income taxes in 2014 of $12.1 million resulting from prior year decreased profitability and timing of tax payments, and
•	lower cash paid for interest in 2014 of $2.8 million, primarily due to lower average interest rates on borrowings in 2014.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•

Our average days sales outstanding, or DSO, increased from December 31, 2013 to March 31, 2014 due to higher average daily net sales resulting from higher sales volumes in the first quarter of 2014 as compared to the fourth quarter of 2013, partially offset by lower selling prices in the first quarter of 2014.

•	Our average days sales in inventory, or DSI, decreased from December 31, 2013 to March 31, 2014 principally due to lower inventory costs and lower inventory volumes in the first quarter of 2014.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2012	March 31, 2013	December 31, 2013	March 31, 2014
DSO	61 days	65 days	62 days	67 days
DSI	102 days	68 days	75 days	65 days

Investing activities

Our capital expenditures of $19.0 million and $16.3 million in the three months ended March 31, 2013 and 2014, respectively, were primarily to maintain and improve the cost effectiveness of our existing manufacturing facilities.

Financing activities

During the three months ended March 31, 2014, we:

—	borrowed $348.3 million on our new term loan,
—	repaid $170.0 million of our note payable with Contran,
—	borrowed $81.0 million on our revolving North American credit facility and subsequently repaid $92.1 million, and
—	paid a quarterly dividend to stockholders of $.15 per share for an aggregate dividend of $17.4 million.

Outstanding debt obligations

At March 31, 2014, our consolidated debt comprised:

—	$350.0 million aggregate borrowings under our new term loan ($348.3 million carrying amount, net of unamortized original issue discount) due in February 2020, and
—	approximately $2.2 million of other indebtedness.

Our North American and European revolvers and our new term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios.   In December 2013, the lenders under our European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but our ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA.  We are in compliance with all of our debt covenants at March 31, 2014, as amended by the waiver with respect to our European revolving credit facility discussed above.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity, including the requirement to maintain a specified level of EBITDA with respect to our European revolving credit facility consistent with the waiver; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  We believe we have alternate sources of liquidity, including cash on hand and borrowings under our North American revolver, in order to adequately address any compliance issues which might arise.  Neither our new term loan nor our North American revolving credit facility contains a financial maintenance covenant.

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

At March 31, 2014, we had aggregate cash, cash equivalents and restricted cash on hand of $188.3 million, of which $62.6 million was held by non-U.S. subsidiaries.  At March 31, 2014, we had approximately $107 million available for borrowing under our North American revolving credit facility.  Based on our EBITDA over the last twelve months ending March 31, 2014, we have €90 million ($123.4 million) available under our European credit facility at March 31, 2014.  We do not anticipate requesting an extension to the waiver at June 30, 2014.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2015) and our long-term obligations (defined as the five-year period ending March 31, 2019, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $68 million in capital expenditures to maintain and improve our existing facilities during 2014, including the $16.3 million we have spent through March 31, 2014.

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

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2013 Annual Report.

Commitments and contingencies

See Notes 8 and 12 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

Not applicable

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices.  There have been no material changes in these market risks since we filed our 2013 Annual Report, and refer you to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2013 Annual Report.  See also Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Bobby D. O’Brien, our Vice Chairman, President and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2014.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12 of the Condensed Consolidated Financial Statements and to our 2013 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2013 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2014.

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

Kronos Worldwide, Inc. (Registrant)

Date: May 7, 2014	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2014	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)