Form 10-Q
period 2014-09-30
KRONOS WORLDWIDE INC
filed 2014-11-07
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Number of shares of the Registrant’s common stock outstanding on October 31, 2014: 115,872,598.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2013	2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53.8	$151.2
Restricted cash	2.6	2.0
Accounts and other receivables	282.5	329.9
Inventories, net	416.6	399.6
Prepaid expenses and other	9.1	10.8
Deferred income taxes	16.6	4.1

Total current assets	781.2	897.6

Other assets:
Investment in TiO2 manufacturing joint venture	102.3	89.1
Marketable securities	30.4	11.3
Deferred income taxes	148.4	135.8
Other	20.5	16.8

Total other assets	301.6	253.0

Property and equipment:
Land	46.3	45.1
Buildings	242.7	230.6
Equipment	1,122.8	1,080.6
Mining properties	130.1	127.8
Construction in progress	50.0	37.1

	1,591.9	1,521.2
Less accumulated depreciation and amortization	1,055.6	1,020.4

Net property and equipment	536.3	500.8

Total assets	$1,619.1	$1,651.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2013	2014
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.1	$3.9
Accounts payable and accrued liabilities	264.0	205.2
Income taxes	8.9	.3
Deferred income taxes	2.0	1.9

Total current liabilities	278.0	211.3

Noncurrent liabilities:
Long-term debt	180.4	345.7
Deferred income taxes	19.5	11.0
Accrued pension cost	163.8	144.5
Accrued postretirement benefits cost	7.8	7.5
Other	34.5	30.5

Total noncurrent liabilities	406.0	539.2

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.5	1,398.6
Retained deficit	(312.6)	(285.4)
Accumulated other comprehensive loss	(152.0)	(213.5)

Total stockholders' equity	935.1	900.9

Total liabilities and stockholders' equity	$1,619.1	$1,651.4

Commitments and contingencies (Notes 8 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Net sales	$419.1	$414.8	$1,363.8	$1,278.4
Cost of sales	371.9	319.1	1,303.1	1,008.4

Gross margin	47.2	95.7	60.7	270.0

Selling, general and administrative expense	44.7	47.7	143.4	145.9
Other operating income (expense):
Currency transaction gains (losses), net	(.3)	2.9	(1.4)	2.8
Other operating expense, net	(39.2)	(3.0)	(47.5)	(8.7)

Income (loss) from operations	(37.0)	47.9	(131.6)	118.2

Other income (expense):
Interest and dividend income	.3	.2	.9	.7
Loss on prepayment of debt, net	(2.3)	-	(8.9)	-
Interest expense	(4.5)	(3.9)	(16.6)	(12.6)

Income (loss) before income taxes	(43.5)	44.2	(156.2)	106.3

Income tax expense (benefit)	(13.6)	12.3	(51.3)	27.0

Net income (loss)	$(29.9)	$31.9	$(104.9)	$79.3

Net income (loss) per basic and diluted share	$(.26)	$.28	$(.91)	$.68

Cash dividends per share	$.15	$.15	$.45	$.45

Weighted average shares used in the calculation of net income (loss) per share	115.9	115.9	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Net income (loss)	$(29.9)	$31.9	$(104.9)	$79.3

Other comprehensive income (loss), net of tax:
Marketable securities	8.2	-	9.4	(13.2)
Currency translation	21.0	(46.7)	(.6)	(53.6)
Defined benefit pension plans	2.4	1.9	7.4	5.7
Other postretirement benefit plans	-	(.2)	(.1)	(.4)

Total other comprehensive income (loss), net	31.6	(45.0)	16.1	(61.5)

Comprehensive income (loss)	$1.7	$(13.1)	$(88.8)	$17.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2014

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2013	$1.2	$1,398.5	$(312.6)	$(152.0)	$935.1

Net income	-	-	79.3	-	79.3
Other comprehensive loss, net of tax	-	-	-	(61.5)	(61.5)
Issuance of common stock	-	.1	-	-	.1
Dividends paid	-	-	(52.1)	-	(52.1)

Balance at September 30, 2014	$1.2	$1,398.6	$(285.4)	$(213.5)	$900.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(104.9)	$79.3
Depreciation and amortization	37.6	37.6
Deferred income taxes	(62.1)	20.6
Loss on prepayment of debt, net	8.9	-
Benefit plan expense greater than cash funding	2.5	.1
Distributions from TiO2 manufacturing joint venture, net	4.0	13.2
Other, net	5.1	2.3
Change in assets and liabilities:
Accounts and other receivables	(37.3)	(77.2)
Inventories	242.9	(7.1)
Prepaid expenses	(3.0)	(2.5)
Accounts payable and accrued liabilities	16.0	(40.2)
Income taxes	(8.8)	(1.9)
Accounts with affiliates	(40.7)	5.0
Other, net	.6	(2.7)

Net cash provided by operating activities	60.8	26.5

Cash flows from investing activities:
Capital expenditures	(49.9)	(39.9)
Change in restricted cash, net	.6	7.5
Other, net	(.1)	-

Net cash used in investing activities	(49.4)	(32.4)

Cash flows from financing activities:
Indebtedness:
Borrowings	294.8	430.4
Principal payments	(476.5)	(264.3)
Deferred financing fees	-	(6.1)
Dividends paid	(52.2)	(52.1)
Treasury stock acquired	(.7)	-

Net cash provided by (used in) financing activities	(234.6)	107.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended
	September 30,
	2013	2014
	(unaudited)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$(223.2)	$102.0
Currency translation	.3	(4.6)
Balance at beginning of period	282.7	53.8

Balance at end of period	$59.8	$151.2

Supplemental disclosures -
Cash paid for:
Interest, net of capitalized interest	$15.6	$10.8
Income taxes	33.6	19.7
Accrual for capital expenditures	3.7	5.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2014, (i) Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock (ii) NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, (iii) Valhi owned approximately 83% of NL’s outstanding common stock and (iv) a wholly-owned subsidiary of Contran Corporation held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the Securities and Exchange Commission (SEC) on March 12, 2014 (2013 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2014 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	September 30,
	2013	2014
	(In millions)
Trade receivables	$226.1	$288.4
Receivable from affiliates:
Louisiana Pigment Company, L.P.	14.2	-
Income taxes, net - Valhi	-	5.8
Other	-	1.2
Recoverable VAT and other receivables	28.3	27.6
Refundable income taxes	14.9	7.9
Allowance for doubtful accounts	(1.0)	(1.0)

Total	$282.5	$329.9

Note 3 - Inventories, net:

	December 31,	September 30,
	2013	2014
	(In millions)
Raw materials	$66.6	$62.2
Work in process	18.0	28.6
Finished products	262.6	242.1
Supplies	69.4	66.7

Total	$416.6	$399.6

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	gain (loss)
		(In millions)
December 31, 2013
Valhi common stock	1	$30.3	$15.3	$15.0
NL and CompX common stocks	1.1		.1	-
Total		$30.4	$15.4	$15.0

September 30, 2014
Valhi common stock	1	$11.2	$15.3	$(4.1)
NL and CompX common stocks	1.1		.1	-
Total		$11.3	$15.4	$(4.1)

At December 31, 2013 and September 30, 2014, we held approximately 1.7 million shares of Valhi’s common stock which we purchased during 2010 and 2011.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2013 and September 30, 2014, the quoted per share market price of Valhi’s common stock was $17.58 and $6.53, respectively.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

With respect to our investment in Valhi stock, our cost basis has exceeded its market value since March 2014, but we consider such decline in market price to be temporary at September 30, 2014.  We considered all available evidence in reaching this conclusion, including our ability and intent to hold this investment for a reasonable period of time sufficient for the recovery of fair value, as evidenced by the amount of liquidity we currently have with cash on hand.  We will continue to monitor the quoted market price for this investment.  In this regard, as of October 31, 2014, the aggregate quoted market price for our shares of Valhi common stock was $5.1 million less than our aggregate cost basis.  If we conclude in the future that a decline in value of one or more of these securities was other than temporary, we would recognize impairment through an income statement charge at that time.  Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

Note 5 - Other noncurrent assets:

	December 31,	September 30,
	2013	2014
	(In millions)
Deferred financing costs, net	$2.5	$7.2
Restricted cash	7.4	.3
Pension asset	.2	.4
Other	10.4	8.9

Total	$20.5	$16.8

Note 6 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2013	2014
	(In millions)
Accounts payable	$123.9	$105.1
Employee benefits	26.7	29.5
Accrued sales discounts and rebates	16.7	19.5
Reserve for uncertain tax positions	3.1	-
Accrued interest	.1	.5
Accrued legal settlement	35.0	-
Payables to affiliates:
Louisiana Pigment Company, L.P.	21.1	15.3
Income taxes, net - Valhi	.5	-
Other	.1	-
Other	36.8	35.3

Total	$264.0	$205.2

Note 7 - Long-term debt:

	December 31,	September 30,
	2013	2014
	(In millions)
Term loan	$-	$346.7
Note payable to Contran	170.0	-
Revolving North American credit facility	11.1	-
Other	2.4	2.9
Total debt	183.5	349.6
Less current maturities	3.1	3.9
Total long-term debt	$180.4	$345.7

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

The average interest rate on the term loan borrowings as of and for the period from issuance to September 30, 2014 was 4.75%. The carrying value of the term loan at September 30, 2014 includes unamortized original issue discount of $1.6 million.

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

European revolving credit facility - During the first nine months of 2014, we had no borrowings or repayments under our European revolving credit facility. There were no borrowings outstanding at September 30, 2014.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers. At September 30, 2013, and based on the net debt to EBITDA of the borrowers, we would not have met this financial covenant test if the borrowers had any net debt outstanding. In December 2013, the lenders under our European revolving credit facility granted a waiver through June 30, 2014 with respect to the net debt to EBITDA financial test, but our ability to borrow any amounts under the facility was subject to the requirement that the borrowers maintain a specified minimum level of EBITDA. We met the specified minimum level of EBITDA during the waiver period that ended June 30, 2014. Based upon the borrowers’ last twelve months EBITDA as of September 30, 2014 and the net debt to EBITDA financial test, our borrowing availability at September 30, 2014 is approximately 53% of the credit facility, or €64 million ($81 million).

Revolving North American credit facility - During the first nine months of 2014, we borrowed $81.0 million and repaid $92.1 million under our North American revolving credit facility. The average interest rate on outstanding borrowings for the year-to-date period ended February 18, 2014 when the outstanding balance was repaid was 3.75%. At September 30, 2014 we had approximately $97 million available for borrowing under this revolving facility.

Canada - At September 30, 2014, an aggregate of Cdn. $.3 million letters of credit were outstanding under our Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit.  During the second quarter of 2014, letters of credit aggregating Cdn. $7.6 million, issued in connection with the appeal of a Canadian income tax assessment, were cancelled (see Note 8) and an equivalent amount of restricted cash deposits at the Bank of Montreal collateralizing such letters of credit, classified as noncurrent restricted cash, were released (see Note 5).

In September 2014, we borrowed an additional Cdn. $1.2 million under our Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada.  At September 30, 2014, an aggregate Cdn. $3.0 million (USD $2.7 million) was outstanding under this agreement.  Borrowings under this agreement are non-interest bearing.

Restrictions and other - Our European credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. Our term loan and North American revolving credit facility also contain restrictive covenants. At September 30, 2014, there were no restrictions on our ability to pay dividends.

We are in compliance with all of our debt covenants at September 30, 2014.

Note 8 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(15.3)	$15.5	$(54.7)	$37.2
Non-U.S. tax rates	.7	(1.3)	3.2	(3.1)
Incremental net tax benefit on earnings and losses of non-U.S. companies	1.3	(1.5)	(3.4)	(2.8)
Adjustment to the reserve for uncertain tax positions, net	-	.4	1.5	(5.1)
Refund of prior year tax	-	(2.0)	-	(2.0)
U.S. state income taxes and other, net	(.3)	1.2	2.1	2.8

Total	$(13.6)	$12.3	$(51.3)	$27.0

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(13.6)	$12.3	$(51.3)	$27.0
Other comprehensive income (loss):
Marketable securities	3.8	-	4.5	(6.7)
Currency translation	4.1	(8.9)	2.8	(10.5)
Pension plans	1.1	.8	3.3	2.6
OPEB plans	-	-	(.1)	(.1)

Total	$(4.6)	$4.2	$(40.8)	$12.3

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

Our provision for income taxes in the third quarter of 2014 includes a $2 million cash tax benefit associated with certain U.S. income tax credits, which we elected to claim on our 2012 amended tax return filed in the third quarter of 2014.

Note 9 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In millions)
Service cost	$3.2	$2.5	$9.7	$7.6
Interest cost	5.4	5.7	16.2	17.1
Expected return on plan assets	(4.9)	(5.3)	(14.9)	(16.1)
Amortization of prior service cost	.4	.2	1.2	.6
Amortization of net transition obligations	.1	-	.3	-
Recognized actuarial losses	3.1	2.5	9.3	7.7

Total	$7.3	$5.6	$21.8	$16.9

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In millions)
Service cost	$.1	$-	$.3	$.1
Interest cost	.2	.1	.4	.3
Amortization of prior service credit	(.2)	(.2)	(.5)	(.7)
Recognized actuarial loss	.1	.1	.3	.2

Total	$.2	$-	$.5	$(.1)

Contributions - We expect our 2014 contributions for our pension and other postretirement plans to be approximately $24 million.

Note 10 - Other noncurrent liabilities:

	December 31,	September 30,
	2013	2014
	(In millions)
Reserve for uncertain tax positions	$16.5	$13.9
Employee benefits	12.2	11.0
Other	5.8	5.6

Total	$34.5	$30.5

Note 11 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and 2014 are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In millions)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$5.4	$(2.4)	$4.2	$10.8
Other comprehensive income (loss) - unrealized gains (losses) arising during the year	8.2	-	9.4	(13.2)

Balance at end of period	$13.6	$(2.4)	$13.6	$(2.4)

Currency translation:
Balance at beginning of period	$(85.1)	$(63.7)	$(63.5)	$(56.8)
Other comprehensive income (loss)	21.0	(46.7)	(.6)	(53.6)

Balance at end of period	$(64.1)	$(110.4)	$(64.1)	$(110.4)

Defined benefit pension plans:
Balance at beginning of period	$(132.3)	$(105.6)	$(137.3)	$(109.4)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.4	1.9	7.4	5.7

Balance at end of period	$(129.9)	$(103.7)	$(129.9)	$(103.7)

OPEB plans:
Balance at beginning of period	$(.6)	$3.2	$(.5)	$3.4
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	-	(.2)	(.1)	(.4)

Balance at end of period	$(.6)	$3.0	$(.6)	$3.0

Total accumulated other comprehensive loss:
Balance at beginning of period	$(212.6)	$(168.5)	$(197.1)	$(152.0)
Other comprehensive income (loss)	31.6	(45.0)	16.1	(61.5)

Balance at end of period	$(181.0)	$(213.5)	$(181.0)	$(213.5)

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

Note 13 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2013 and September 30, 2014:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In millions)
Asset (liability)
December 31, 2013
Currency forward contracts	$(1.0)	$(1.0)	$-	$-
Noncurrent marketable securities (See Note 4)	30.4	30.4	-	-

September 30, 2014
Currency forward contracts	$.6	$.6	$-	$-
Noncurrent marketable securities (See Note 4)	11.3	11.3	-	-

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

At September 30, 2014, we had currency forward contracts to exchange:

—

an aggregate of $9.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.06 per U.S. dollar. These contracts with Wells Fargo Bank, N.A. mature from October 2014 through December 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option;

—

an aggregate €25.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.38 to kroner 8.56 per euro. These contracts with DnB Nor Bank ASA mature at a rate of €5.0 million per quarter from December 2014 through December 2015.

The estimated fair value of our currency forward contracts at September 30, 2014 was a $.6 million net asset, of which $1.1 million is recognized as part of accounts and other receivables and $.5 million is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. There is also a corresponding net $.6 million currency transaction gain recognized in our Condensed Consolidated Statement of Operations. We are not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2014, and we did not use hedge accounting for any of such contracts we previously held in 2013.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2013 and September 30, 2014.

	December 31, 2013		September 30, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash	$63.8	$63.8	$153.5	$153.5
Notes payable and long-term debt:
Variable rate:
Term loan	-	-	346.7	343.9
Note payable to Contran	170.0	170.0	-	-
North American credit facility	11.1	11.1	-	-
Common stockholders' equity	935.1	2,207.2	900.9	1,596.7

At September 30, 2014, the estimated market price of our term loan was $987.50 per $1,000 principal amount. The fair value of our term loan is based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair values of our note payable to Contran and our European credit facility represent Level 2 inputs, and are deemed to approximate book value. The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 14 - Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning with the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the Standard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including coatings, plastics, paper and other industrial and specialty products. For the nine months ended September 30, 2014, approximately one-half of our sales volumes were into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $31.9 million, or $.28 per share, in the third quarter of 2014 as compared to a net loss of $29.9 million, or $.26 per share, in the third quarter of 2013. For the first nine months of 2014, we reported net income of $79.3 million, or $.68 per share, compared to a net loss of $104.9 million, or $.91 per share, in the first nine months of 2013.  We reported net income in the third quarter of 2014 compared to a loss in the third quarter of 2013 principally due to improved results from operations resulting primarily from lower raw material costs and higher production and sales volumes, partially offset by lower average selling prices as well as a third quarter 2013 litigation settlement charge.  We reported net income in the first nine months of 2014 compared to a loss in the first nine months of 2013 principally due to improved results from operations resulting primarily from lower raw material costs and higher production volumes, partially offset by lower average selling prices and lower sales volumes in 2014 as well as the third quarter 2013 litigation settlement charge.

Our results in the first nine months of 2014 include a second quarter aggregate non-cash income tax benefit of $5.7 million ($.05 per share) related to a net reduction in our reserve for uncertain tax positions.  Our results in the first nine months of 2013 include a first quarter non-cash pre-tax charge of $6.6 million ($4.3 million, or $.04 per share, net of income tax benefit) and a third quarter charge of $2.3 million ($1.5 million, or $.01 per share, net of income tax benefit) related to the voluntary prepayment of $290 million and $100 million principal amount, respectively, of our term loan, consisting of the write-off of original issue discount costs and deferred financing costs associated with such prepayments.  Our results in the third quarter of 2013 also include a pre-tax litigation settlement expense of $35 million ($22.5 million, or $.19 per share, net of income tax benefit).

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

Results of operations

Current industry conditions

As previously discussed, after about a year of decreasing selling prices within the TiO2 industry, our TiO2 selling prices were generally stable during the second half of 2013.  Our average selling prices at the end of the third quarter of 2014 were 7% lower than at the end of 2013, with most of the decline occurring in the first half of the year, and with lower prices in all major markets, most notably in certain export markets.  We experienced significantly lower sales to our generally lower-margin export markets in the first half of 2014 compared to the same period of 2013, however we experienced higher sales in most major markets, including the export markets, in the third quarter of 2014 as compared to the third quarter of 2013.  Demand for TiO2 products has generally been stable in 2014 in most European and North American markets.

We operated our production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While our production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at our Canadian production facility that ended in December 2013, our utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  We operated our production facilities at overall average capacity utilization rates of 96% in the third quarter of 2014, compared to 90% in the first quarter and 97% in the second quarter of 2014.

Our cost of sales per metric ton of TiO2 sold in 2013 (particularly in the first quarter) was significantly higher than TiO2 sold in the first nine months of 2014, as a substantial portion of the TiO2 products we sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.  We have seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and continuing into 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.

Quarter ended September 30, 2014 compared to the quarter ended September 30, 2013

	Three months ended September 30,
	2013		2014
	(Dollars in millions)
Net sales	$419.1	100%	$414.8	100%
Cost of sales	371.9	89	319.1	77
Gross margin	47.2	11	95.7	23
Other operating income and expense, net	84.2	20	47.8	11
Income (loss) from operations	$(37.0)	(9)%	$47.9	12%

				% Change
TiO2 operating statistics:
Sales volumes*	121		125	4%
Production volumes*	113		134	18%
Percentage change in net sales:
TiO2 product pricing				(6)%
TiO2 sales volumes				4
TiO2 product mix				-
Changes in currency exchange rates				1
Total				(1)%

*	Thousands of metric tons

Net sales - Net sales in the third quarter of 2014 decreased 1%, or $4.3 million, compared to the third quarter of 2013 primarily due to the net effects of a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $25 million) and a 4% increase in sales volumes (which increased net sales by approximately $17 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 4% in the third quarter of 2014 as compared to the third quarter of 2013 due to higher sales primarily in certain export and U.S. markets. We estimate that changes in currency exchange rates increased our net sales by approximately $3 million as compared to the third quarter of 2013.

Cost of sales - Cost of sales decreased $52.8 million or 14% in the third quarter of 2014 compared to 2013 due to the net impact of lower raw materials and other production costs of approximately $50 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), a 4% increase in sales volumes, an 18% increase in TiO2 production volumes and currency fluctuations (primarily the euro). In addition, in the third quarter of 2013 we recognized approximately $7 million in unabsorbed fixed production costs related to a union labor lockout at our Canadian production facility.  Our cost of sales as a percentage of net sales decreased to 77% in the third quarter of 2014 compared to 89% in the same period of 2013, primarily due to lower raw material costs and lower unabsorbed fixed costs as discussed above.

Other operating expense, net - Other operating expense in the third quarter of 2013 includes a $35 million litigation settlement charge.

Gross margin and income (loss) from operations - Income from operations increased by $84.9 million from a loss of $37.0 million in the third quarter of 2013 to income of $47.9 million in the third quarter of 2014. Income (loss) from operations as a percentage of net sales increased to 12% in the third quarter of 2014 from (9)% in the same period of 2013.  This increase was driven by the increase in gross margin, which increased to 23% for the third quarter of 2014 compared to 11% for the third quarter of 2013 and by the third quarter 2013 litigation settlement charge as discussed above. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, higher sales volumes and lower selling prices.  Additionally, changes in currency exchange rates have positively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates increased income from operations by approximately $8 million in the third quarter of 2014 as compared to the same period in 2013.

Other non-operating income (expense) - We recognized an aggregate $2.3 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the third quarter of 2013 related to the voluntary prepayment of the remaining $100 million principal amount of our prior term loan.  See Note 7 to our Condensed Consolidated Financial Statements.

Interest expense decreased $.6 million from $4.5 million in the third quarter of 2013 to $3.9 million in the third quarter of 2014 primarily due to lower average interest rates on our outstanding borrowings in the third quarter of 2014, partially offset by slightly higher average debt levels. We currently expect our interest expense for all of 2014 will be lower than 2013, as the favorable impact of lower average interest rates on outstanding borrowings will offset the impact of higher overall average debt levels resulting from the new term loan we issued in February 2014.

Income tax expense (benefit) - We recognized income tax expense of $12.3 million in the third quarter of 2014 compared to a benefit of $13.6 million in the same period last year.  This difference is primarily due to our increased earnings.  See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss carryforwards in Germany (the equivalent of $842 million and $127 million for German corporate and trade tax purposes, respectively, at December 31, 2013) and in Belgium (the equivalent of $102 million for Belgian corporate tax purposes at December 31, 2013).  At September 30, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such German carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German and Belgian operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine months ended September 30,
	2013		2014
	(Dollars in millions)
Net sales	$1,363.8	100%	$1,278.4	100%
Cost of sales	1,303.1	96	1,008.4	79
Gross margin	60.7	4	270.0	21
Other operating income and expense, net	192.3	14	151.8	12
Income (loss) from operations	$(131.6)	(10)%	$118.2	9%
				% Change
TiO2 operating statistics:
Sales volumes*	397		380	(4)%
Production volumes*	359		388	8%
Percentage change in net sales:
TiO2 product pricing				(5)%
TiO2 sales volumes				(4)
TiO2 product mix				1
Changes in currency exchange rates				2
Total				(6)%

*	Thousands of metric tons

Net sales - Net sales in the nine months ended September 30, 2014 decreased 6%, or $85.4 million, compared to the nine months ended September 30, 2013 primarily due to the effects of a 4% decrease in sales volumes (which decreased net sales by approximately $55 million) and a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $68 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 4% in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to lower sales in certain export markets. We estimate that changes in currency exchange rates increased our net sales by approximately $23 million as compared to the first nine months of 2013.

Cost of sales - Cost of sales decreased $294.7 million or 23% in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $235 million (primarily caused by lower third-party feedstock ore costs), an 8% increase in TiO2 production volumes, a 4% decrease in sales volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 79% in the first nine months of 2014 compared to 96% in the same period of 2013, primarily due to lower raw material costs and the approximately $7 million in unabsorbed fixed production costs related to the union labor lockout at our Canadian production facility, as discussed above.

Other operating expense, net - Other operating expense in the first nine months of 2013 includes a third quarter litigation settlement charge of $35 million.

Gross margin and income (loss) from operations - Income from operations increased by $249.8 million from a loss of $131.6 million in the first nine months of 2013 to income of $118.2 million in the first nine months of 2014. Income (loss) from operations as a percentage of net sales increased to 9% in the first nine months of 2014 from (10)% in the same period of 2013.  This increase was driven by the increase in gross margin, which increased to 21% for the first nine months of 2014 compared to 4% for the first nine months of 2013 and by the 2013 litigation settlement charge as discussed above.  As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, lower selling prices and lower sales volumes.  Additionally, changes in currency exchange rates have positively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates increased income from operations by approximately $28 million in the first nine months of 2014 as compared to the same period in 2013.

Other non-operating expense - We recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first and third quarters of 2013 related to the voluntary prepayment of our prior term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013. See Note 7 to our Condensed Consolidated Financial Statements.

Interest expense decreased $4.0 million from $16.6 million in the nine months ended September 30, 2013 to $12.6 million in the nine months ended September 30, 2014 primarily due to lower average interest rates on outstanding borrowings in the first nine months of 2014 partially offset by slightly higher average debt levels.

Income tax expense (benefit) - We recognized income tax expense of $27.0 million in the first nine months of 2014 compared to an income tax benefit of $51.3 million in the same period last year.  This difference is primarily due to our increased earnings.  In addition, our income tax expense in the first nine months of 2014 was favorably impacted by an aggregate non-cash income tax benefit of $5.1 million related to a net reduction in our reserve for uncertain tax positions.  See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Impact of changes in currency exchange rates three months ended September 30, 2014 vs September 30, 2013
	Transaction gains recognized			Translation gain/loss - impact of rate changes	Total currency impact 2014 vs 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$3	$3
Income from operations	-	3	3	5	8

Impact of changes in currency exchange rates nine months ended September 30, 2014 vs September 30, 2013
	Transaction gains recognized			Translation gain/loss - impact of rate changes	Total currency impact 2014 vs 2013
	2013	2014	Change
	(In millions)
Impact on::
Net sales	$-	$-	$-	$23	$23
Income from operations come from operations	(1)	3	4	24	28

Outlook

During the first nine months of 2014 we operated our production facilities at 94% of practical capacity.  This reflects an increased plant utilization rate as compared to the same period of 2013.  While our production capacity utilization rates in the second half of 2013 were impacted by the lockout at our Canadian production facility that ended in December 2013, our utilization rates continued to be impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  While we expect our production volumes to be higher in 2014 as compared to 2013, we expect to continue to operate below full production capacity in 2014.  The less-than-full production utilization is principally due to the ramp-up of operations at our Canadian facility following the end of the lockout as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and continuing into 2014, and consequently our cost of sales per metric ton of TiO2 sold in the first nine months of 2014 was significantly lower than our cost of sales per metric ton of TiO2 sold in the first nine months of 2013.  Given the time lag between when we procure third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in our cost of sales, we expect our cost of sales per metric ton of TiO2 sold in calendar 2014 will be lower than the cost of sales per metric ton of TiO2 sold in calendar 2013, and our cost of sales per metric ton of TiO2 sold in the fourth quarter of 2014 will be lower than the cost of sales per metric ton of TiO2 sold in the first nine months of 2014.  Although the cost of feedstock ore has and continues to moderate, as discussed below our average TiO2 selling prices have declined during 2014.  We started 2014 with selling prices 6% lower than the beginning of 2013, and prices declined by an additional 7% in the first nine months of 2014.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013 and in certain established markets during the first nine months of 2014, we continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

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

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely. Given the lead time required for such production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

Cash provided by operating activities was $26.5 million in the first nine months of 2014 compared to $60.8 million in the first nine months of 2013. This $34.3 million decrease in the amount of cash provided was primarily due to the net effects of the following:

—	higher income from operations in 2014 of $249.8 million,

—

net cash used in 2014 of $122.4 million associated with relative changes in our inventories, receivables, payables and accruals as compared to net cash provided by such relative changes in 2013 of $178.0 million, primarily due to a significant amount of cash provided by relative changes in our inventories in 2013 resulting principally from lower inventory costs,

—	lower net cash paid for income taxes in 2014 of $13.9 million resulting from prior year decreased profitability and timing of tax payments,
—	higher net distributions from our TiO2 manufacturing joint venture in 2014 of $9.2 million, primarily due to the timing of the joint venture’s working capital needs, and
—	lower cash paid for interest in 2014 of $4.8 million, primarily due to lower average interest rates on borrowings.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

—

Our average days sales outstanding, or DSO, increased from December 31, 2013 to September 30, 2014, due to higher average daily net sales resulting from higher sales volumes in the third quarter of 2014 as compared to the fourth quarter of 2013, partially offset by lower selling prices in the third quarter of 2014, and

—

Our average days sales in inventory, or DSI, decreased from December 31, 2013 to September 30, 2014 principally due to higher sales volumes in the third quarter of 2014 as compared to the fourth quarter of 2013, as well as higher inventory volumes offset by lower inventory raw material costs in 2014.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2012	September 30, 2013	December 31, 2013	September 30, 2014
DSO	61 days	67 days	62 days	68 days
DSI	102 days	57 days	75 days	68 days

Investing activities

Our capital expenditures of $49.9 million and $39.9 million in the nine months ended September 30, 2013 and 2014, respectively, were primarily to maintain and improve the cost effectiveness of our existing manufacturing facilities.  In addition, we had a net reduction in restricted cash of $7.5 million in the nine months ended September 30, 2014, principally related to the release of certain restricted cash deposits upon the cancellation of certain letters of credit issued in connection with the appeal of a Canadian income tax assessment which was completed in our favor.  See Notes 7 and 8 to our Condensed Consolidated Financial Statements.

Financing activities

During the nine months ended September 30, 2014, we:

—	borrowed $348.3 million on our new term loan and subsequently repaid $1.7 million,
—	repaid $170.0 million under our note payable with Contran,
—	borrowed $81.0 million on our revolving North American credit facility and subsequently repaid $92.1 million, and
—	paid quarterly dividends to stockholders aggregating $.45 per share ($52.1 million).

Outstanding debt obligations

At September 30, 2014, our consolidated debt comprised:

—	$348.2 million aggregate borrowing under our term loan ($346.7 million carrying amount, net of unamortized original issue discount) due in February 2020, and
—	approximately $2.9 million of other indebtedness.

Our North American and European revolvers and our new term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  In December 2013, the lenders under our European revolving credit facility granted a waiver through June 30, 2014 with respect to the financial test, but our ability to borrow any amounts under the facility was subject to the requirement that the borrowers maintain a specified level of EBITDA.  We met the specified minimum level of EBITDA during the waiver period that ended June 30, 2014.  We are in compliance with all of our debt covenants at September 30, 2014.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  We believe we have alternate sources of liquidity, including cash on hand and borrowings under our North American revolver, in order to adequately address any compliance issues which might arise.  Neither our new term loan nor our North American revolving credit facility contains a financial maintenance covenant.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent-level obligations, including our term loan, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  The term loan is collateralized by, among other things, a first priority lien on (i) 100% of the common stock of certain of our U.S. wholly-owned subsidiaries, (ii) 65% of the common stock or other ownership interest of our Canadian subsidiary (Kronos Canada, Inc.) and certain first-tier European subsidiaries (Kronos Titan GmbH and Kronos Denmark ApS) and (iii) a $395.7 million unsecured promissory note issued by our wholly-owned subsidiary, Kronos International, Inc. (KII).  The term loan is also collateralized by a second priority lien on our U.S. assets which collateralize our North American revolving credit facility.  Our North American revolving credit facility is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories.  Our European revolving credit facility is collateralized by, among other things, the accounts receivable and inventories of the borrowers plus a limited pledge of all the other assets of the Belgian borrower.

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

At September 30, 2014, we had aggregate cash, cash equivalents and restricted cash on hand of $153.5 million, of which $71.1 million was held by non-U.S. subsidiaries.  At September 30, 2014, we had approximately $97 million available for borrowing under our North American revolving credit facility.  Based on the terms of our European credit facility (including the net debt to EBITDA financial test discussed above), and the borrowers’ EBITDA over the last twelve months ending September 30, 2014, our borrowing availability at September 30, 2014 under this facility is approximately 53% of the credit facility, or €64 million ($81 million).  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2015) and our long-term obligations (defined as the five-

year period ending September 30, 2019, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $68 million in capital expenditures to maintain and improve our existing facilities during 2014, including the $39.9 million we have spent through September 30, 2014.

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

Recent accounting pronouncements

See Note 14 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management, with the participation of Bobby D. O’Brien, our Vice Chairman of the Board, President and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12 of the Condensed Consolidated Financial Statements, our 2013 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 for descriptions of certain legal proceedings.

Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB). We paid the final installment in July 2014, and we and the other defendants have been dismissed with prejudice from this matter.

Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  In October 2014, the plaintiffs filed their second amended complaint, with the same allegations as in their original complaint.  Now excluded from the class are indirect purchasers of titanium dioxide in the states of Iowa, Hawaii, Illinois, Maine, Montana, Nevada, North Dakota, South Dakota, Utah, Vermont and West Virginia.

The Valspar Corporation, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  In October 2014, the court granted our motion to transfer, and the case is now proceeding in the trial court in the U.S. District Court for the Southern District of Texas.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2013 Annual report. There have been no material changes to such risk factors during the nine months ended September 30, 2014.

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

Kronos Worldwide, Inc.
(Registrant)
Date: November 7, 2014	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2014	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)