Form 10-K
period 2014-12-31
KRONOS WORLDWIDE INC
filed 2015-03-12
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:

For the fiscal year ended December 31, 2014

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

The aggregate market value of the 21.0 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2014 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $328.3 million.

As of February 27, 2015, 115,872,598 shares of the Registrant’s common stock were outstanding.

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

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

●	Future supply and demand for our products
●	The extent of the dependence of certain of our businesses on certain market sectors
●	The cyclicality of our business
●	Customer and producer inventory levels
●	Unexpected or earlier-than-expected industry capacity expansion
●	Changes in raw material and other operating costs (such as energy and ore costs)
●	Changes in the availability of raw materials (such as ore)
●	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
●	Competitive products and substitute products
●	Customer and competitor strategies
●	Potential consolidation of our competitors
●	Potential consolidation of our customers
●	The impact of pricing and production decisions
●	Competitive technology positions
●	The introduction of trade barriers
●	Possible disruption of our business, or increases in our cost of doing business, resulting from terrorist activities or global conflicts
●

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks)
●	Our ability to renew or refinance credit facilities
●	Our ability to maintain sufficient liquidity
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
●	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)

●	Government laws and regulations and possible changes therein
●	The ultimate resolution of pending litigation
●	Possible future litigation.

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

General

Kronos Worldwide, Inc. (NYSE: KRO) (Kronos), a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. We, along with our distributors and agents, sell and provide technical services for our products to approximately 4,000 customers in 100 countries with the majority of sales in Europe and North America. We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

TiO2 is a white inorganic pigment used in a wide range of products for its exceptional durability and its ability to impart whiteness, brightness and opacity. TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, food and cosmetics. TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power (or opacity), which is the ability to cover or mask other materials effectively and efficiently. TiO2 is designed, marketed and sold based on specific end-use applications.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3.0% since 1990. Per capita consumption of TiO2 in Western Europe and the United States far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis. We believe that Western Europe and North America currently account for approximately 19% and 17% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

At December 31, 2014, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 30% was owned by NL Industries, Inc. (NYSE: NL). Valhi also owns approximately 83% of NL Industries’ outstanding common stock.  A wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons, Serena Simmons Connelly and Annette C. Simmons may be deemed to control Contran, Valhi, NL and us.

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

	2012	2013	2014
Europe	19%	18%	18%
North America	19%	18%	17%

We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2014. Overall, we are one of the top five producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a powder or slurry form via rail, truck and/or ocean carrier. Sales of our core TiO2 pigments represented approximately 90% of our net sales in 2014. We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate TiO2 sales volume by geographic region and end use for the year ended December 31, 2014:

Sales volumes percentages by geographic region		Sales volumes percentages by end-use
Europe	50%	Coatings	56%
North America	33%	Plastics	31%
Asia Pacific	7%	Other	8%
Rest of World	10%	Paper	5%

Some of the principal applications for our products include the following.

TiO2 for coatings - Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our net sales in 2014:

●

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

●

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

●

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

Manufacturing, operations and properties

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments, and in 2014, chloride process production facilities represented approximately 45% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●

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

●

Sulfate process - The Sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

We produced 511,000 metric tons of TiO2 in 2014, up from the 474,000 metric tons we produced in 2013. Our production amounts include our share of the output produced by our TiO2 manufacturing joint venture discussed below in “TiO2 Manufacturing Joint Venture.” Our average production capacity utilization rates were approximately 85%, 86% and 92% of capacity in 2012, 2013 and 2014, respectively.  Our production utilization rates in 2013 were impacted by the previously-reported lockout at our Canadian production facility that began in June 2013.  We operated our Canadian plant at approximately 15% of the plant’s capacity with non-union management employees during the lockout.  Our production rates in 2014 were also impacted by such lockout, as restart of production at the facility did not begin until February 2014.  Our production rates in 2014 were also impacted by the implementation of certain productivity-enhancing improvement projects at other facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Our production capacity in 2014 was 555,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of our expected 2015 manufacturing capacity by plant location and type of manufacturing process:

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

Our production capacity has increased by approximately 16% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that our annual attainable production capacity for 2015 is approximately 555,000 metric tons.  While we expect our production capacity rate to be higher in 2015 as compared to 2014, we expect that we will operate at less-than-full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.

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

The joint venture is not consolidated in our financial statements, because we do not control it. We account for our interest in the joint venture by the equity method. The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture. We are required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Huntsman with the exception of feedstock (purchased natural rutile ore or slag) and packaging costs for the pigment grades produced. Our share of net costs is reported as cost of sales as the TiO2 is sold. See Notes 5 and 14 to our Consolidated Financial Statements.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Tronox Mineral Sands (PTY) LTD under a supply contract that expires in December 2015. We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015. We purchase natural rutile ore under contracts primarily from Iluka Resources, Limited (under a new contract entered into in January 2015) and Sierra Rutile Limited, both of which expire in 2015. In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts, and contracts that we may enter into, will meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2014. We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a supply contract that expires at the end of 2015. We expect the raw materials purchased under these contracts, and contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly.

The following table summarizes our raw materials purchased or mined in 2014.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants -
Purchased slag or rutile ore	460
Sulfate process plants:
Ilmenite ore mined and used internally	330
Purchased slag	29

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

We sell a majority of our products through our direct sales force operating from six sales offices in Europe and one sales office in North America. We also utilize sales agents and distributors who are authorized to sell our products in specific geographic areas. In Europe, our sales efforts are conducted primarily through our direct sales force and our sales agents. Our agents do not sell any TiO2 products other than Kronos® brand products. In North America, our sales are made primarily through our direct sales force and supported by a network of distributors. In addition to our direct sales force and sales agents, many of our sales agents also act as distributors to service our smaller customers in all regions. We offer customer and technical service to the customers who purchase our products through distributors as well as to our larger customers serviced by our direct sales force.

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2014 (Behr Process Corporation – 10%). Our largest ten customers accounted for approximately 35% of sales in 2014.

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

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2014, we had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; and Tronox Incorporated. The top five TiO2 producers account for approximately 54% of the world’s production capacity.  Huntsman completed its purchase of the TiO2 business of Sachtleben Chemie GmbH in 2014, and has also announced its intent to spin-off the consolidated TiO2 business within two years of the acquisition.  In February 2015, Huntsman announced a plan to reduce its TiO2 capacity by approximately 100,000 metric tons at one of its European sulfate process facilities.  DuPont has announced its intent to spin-off its TiO2 operations into a separate publicly traded company by mid-2015.

The following chart shows our estimate of worldwide production capacity in 2014:

Worldwide production capacity - 2014
DuPont	16%
Huntsman	13%
Cristal	11%
Kronos	8%
Tronox	6%
Other	46%

DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor.

Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut down of various TiO2 plants in France, the United States, the United Kingdom and China. In addition, in May 2011, DuPont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity.  Although overall industry demand is expected to be generally higher in 2015 as compared to 2014 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects. If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity. We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications. Our expenditures for these activities were approximately $19 million in 2012, $18 million in 2013 and $19 million in 2014.  We expect to spend approximately $21 million on research and development in 2015.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since 2009, we have added four new grades for pigments and other applications.

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

Trademarks and trade secrets - Our trademarks, including Kronos®, are covered by issued and/or pending registrations, including in Canada and the United States. We protect the trademarks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks. We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security. We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees

As of December 31, 2014, we employed the following number of people:

Europe	2,110
Canada	330
United States (1)	45
Total	2,485

(1)Excludes employees of our Louisiana joint venture.

Certain employees at each of our production facilities are organized by labor unions. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. In Canada, our union employees are covered by a collective bargaining agreement that expires in June 2018.  At December 31, 2014, approximately 85% of our worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

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

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $12.3 million in 2014 and are currently expected to be approximately $14 million in 2015.

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

Below are certain risk factors associated with our business. See also certain risk factors discussed in Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”  In addition to the potential effect of these risk factors, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

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

The global market in which we operate our business is concentrated with the top five TiO2 producers accounting for over 50% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels. We experienced significantly higher ore costs in 2012 which carried over into 2013.  We have seen moderation in the purchase cost of third-party feedstock ore in 2013 and throughout 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  We may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2016.  While we believe we will be able to renew these contracts, there can be no assurance we will be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration. Our current agreements (including those entered into in January 2015) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $532 million in years subsequent to December 31, 2014. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $164 million at December 31, 2014. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2014, our total consolidated debt was approximately $348.6 million, which relates primarily to a term loan entered into in February 2014. Our level of debt could have important consequences to our stockholders and creditors, including:

●	making it more difficult for us to satisfy our obligations with respect to our liabilities;
●	increasing our vulnerability to adverse general economic and industry conditions;
●

requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;

●	limiting the ability of our subsidiaries to pay dividends to us;
●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, at December 31, 2014 we are party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with our indebtedness, we are committed to pay approximately $454 million in 2015. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our or our subsidiaries’ credit facilities in the future will, in some instances, depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO).  As of February 27, 2015, there were approximately 2,300 holders of record of our common stock.  The following table sets forth the high and low closing per share sales price for our common stock for the periods indicated according to Bloomberg and dividends paid during such periods.  On February 27, 2015 the closing price of our common stock was $12.26.

	High	Low	Cash dividends paid
Year ended December 31, 2013
First Quarter	$20.23	$15.65	$.15
Second Quarter	17.68	14.54	.15
Third Quarter	16.90	14.56	.15
Fourth Quarter	19.05	14.62	.15

Year ended December 31, 2014
First Quarter	$18.80	$14.74	$.15
Second Quarter	16.96	14.29	.15
Third Quarter	16.00	13.78	.15
Fourth Quarter	13.87	11.88	.15

January 1, 2015 through February 27, 2015	$13.07	$11.12	$-

In February 2015, our board of directors declared a first quarter 2015 regular quarterly dividend of $.15 per share, payable on March 19, 2015 to stockholders of record as of March 9, 2015.  The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon our results of operations, financial condition, cash requirements for our business, the current long-term outlook for our business and other factors deemed relevant by our board.  There are currently no restrictions on our ability to pay dividends, although provisions in certain credit agreements to which we are a party could in the future limit or restrict our ability to pay dividends.

In December 2010 our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We have 1,951,000 shares available for repurchase under the plan at December 31, 2014.  See Note 13 to our Consolidated Financial Statements.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P Composite 500 Stock Index and the S&P 500 Diversified Chemicals Index.  The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2009 and reinvestment of cash dividends and other distributions to stockholders.

	2009	2010	2011	2012	2013	2014
Kronos common stock	$100	$263	$234	$261	$265	$189
S&P 500 Composite Stock Index	100	115	117	136	180	205
S&P 500 Diversified Chemicals Index	100	141	132	160	229	247

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2014, 185,000 shares are available for award under this plan.  See Note 13 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2010	2011	2012	2013	2014
	(In millions, except per share data and TiO2 operating statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$1,449.7	$1,943.3	$1,976.3	$1,732.4	$1,651.9
Gross margin	345.3	748.4	560.4	112.2	349.7
Income (loss) from operations	178.4	546.5	359.6	(132.6)	149.7
Net income (loss)	130.6	321.0	218.5	(102.0)	99.2
Net income (loss) per share (1), (2)	1.29	2.77	1.89	(.88)	.86
Cash dividends per share (2)	.125	1.075	.60	.60	.60

BALANCE SHEET DATA (at year end):
Total assets	$1,707.6	$1,823.9	$2,027.0	$1,619.1	$1,642.5
Notes payable and long-term debt including current maturities	539.6	365.1	400.1	183.5	348.6
Common stockholders' equity (1)	761.2	924.3	1,062.1	935.1	781.1

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$126.0	$295.6	$76.9	$130.4	$87.7
Investing activities	(145.8)	(218.1)	149.8	(68.2)	(54.0)
Financing activities (1)	295.1	(299.6)	(28.1)	(292.3)	89.6

TiO2 OPERATING STATISTICS:
Sales volume (3)	528	503	470	498	496
Production volume (3)	524	550	469	474	511
Production capacity at beginning of year (3)	532	532	550	550	555
Production rate as a percentage of capacity	99%	103%	85%	86%	92%

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

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  During 2014, approximately one-half of our sales volumes were sold into European markets.  We believe we are the largest producer of TiO2 in Europe with an estimated 18% share of European TiO2 sales volumes in 2014. In addition, we estimate we have a 17% share of North American TiO2 sales volumes in 2014. Our production facilities are located throughout Europe and North America.

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

The factors having the most impact on our reported operating results are:

●	Our TiO2 sales and production volumes,
●	TiO2 selling prices,
●	Manufacturing costs, particularly raw materials such as third-party feedstock ore, maintenance and energy-related expenses, and
●	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of our third-party feedstock ore. TiO2 selling prices generally follow industry trends and the selling prices will increase or decrease generally as a result of competitive market pressures.

In addition, our effective income tax rate in each of 2012 and 2014 was impacted by certain favorable and unfavorable developments discussed below.

Executive summary

We reported net income of $99.2 million, or $.86 per share for 2014 compared to a net loss of $102.0 million, or $.88 per share for 2013.  We reported net income in 2014 compared to a loss in 2013 principally due to improved results from operations primarily resulting from lower raw material costs and higher production volumes, partially offset by lower average selling prices in 2014 as well as a 2013 litigation settlement charge and unabsorbed fixed production and other costs associated with the labor lockout at our Canadian plant as further discussed below.

We reported a net loss of $102.0 million, or $.88 per share for 2013 compared to net income of $218.5 million, or $1.89 per share for 2012.  We had a net loss in 2013 compared to net income in 2012 principally due to a loss from operations in 2013 resulting from the unfavorable effects of lower average selling prices, higher raw material costs, a litigation settlement charge in 2013 and a lower effective income tax rate in 2012.  Also negatively impacting 2013 results were unabsorbed fixed production and other costs associated with the labor lockout at our

Canadian plant, and costs resulting from the terms of a new collective bargaining agreement reached with our unionized Canadian workforce, and other back-to-work expenses as further discussed below.

Our net income in 2014 includes an aggregate non-cash income tax benefit of $5.1 million ($.04 per share) related to a net reduction in our reserve for uncertain tax positions (mostly in the second quarter).

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

●

Long-lived assets - We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of Accounting Standard Codification, or ASC, Topic 360-10-35 Property, Plant and Equipment and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present. We did not evaluate any long-lived assets for impairment during 2014 because no such impairment indicators were present.

●

Benefit plans - We maintain various defined benefit pension plans and postretirement benefits other than pensions, or OPEB, plans. The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of return on plan assets, expected health care trend rates and expected mortality. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

●

Income taxes - We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, at December 31, 2014 we have substantial net operating loss carryforwards in Germany (the equivalent of $738 million for German corporate purposes and $94 million for German trade tax purposes) and Belgium (the equivalent of $87 million for Belgian corporate tax purposes). At December 31, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

●

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

Comparison of 2014 to 2013 Results of Operations

	Year ended December 31,
	2013		2014
	(Dollars in millions)
Net sales	$1,732.4	100%	$1,651.9	100%
Cost of sales	1,620.2	94	1,302.2	79
Gross margin	112.2	6	349.7	21
Other operating expense, net	244.8	14	200.0	12
Income (loss) from operations	$(132.6)	(8)%	$149.7	9%

				% Change
TiO2 operating statistics:
Sales volumes*	498		496	-%
Production volumes*	474		511	8%
Percentage change in net sales:
TiO2 product pricing				(6)%
TiO2 sales volumes				-
TiO2 product mix				-
Changes in currency exchange rates				1
Total				(5)%

* Thousands of metric tons

Industry conditions and 2014 overview – After about a year of decreasing selling prices within the TiO2 industry, our TiO2 selling prices were generally stable during the second half of 2013.  However, as a result of competitive pressures, our average selling prices decreased throughout 2014, and our average selling prices at the end of 2014 were 9% lower than at the end of 2013, with lower prices in all major markets, most notably in certain export markets.  We experienced significantly lower sales to our generally lower-margin export markets in the first half of 2014 compared to the same period of 2013 while other major markets remained steady; however, we experienced higher sales in most major markets, including the export markets, in the second half of 2014 as compared to the second half of 2013.  Demand for TiO2 products has generally been stable in 2014 in most European and U.S. markets.

We operated our production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While our production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at our Canadian production facility that ended in December 2013, our utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  We operated our production facilities at overall average capacity utilization rates of 90%, 97% 96% and 86% in the first, second, third and fourth quarters of 2014, respectively.  Our production rates in the fourth quarter of 2014 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Our cost of sales per metric ton of TiO2 sold in 2013 (particularly in the first quarter) was significantly higher than TiO2 sold in 2014, as a substantial portion of the TiO2 products we sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.  We have seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and throughout 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.

Net sales - Our net sales decreased 5% or $80.5 million in 2014 compared to 2013, primarily due a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $104 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes in 2014 remained relatively stable compared to 2013 as slightly higher sales in Europe were offset by lower sales in certain export markets.  In addition, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $12 million, or 1%, as compared to 2013.

Cost of sales - Cost of sales decreased $318.0 million or 20% in 2014 compared to 2013 due to the net impact of lower raw materials and other production costs of approximately $250 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), an 8% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 79% in 2014 compared to 94% in 2013, primarily due to the net effects of lower raw material and other production costs and the lower average TiO2 selling prices discussed above. In addition, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at the Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for our Canadian workforce, each of which were charged directly to cost of sales as discussed below.

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

Other operating expense, net – Other operating expense in 2013 includes a previously-reported third quarter litigation settlement charge of $35 million.

Gross margin and income (loss) from operations - Income from operations increased by $282.3 million from a loss of $132.6 million in 2013 to income of $149.7 in 2014.  Income (loss) from operations as a percentage of net sales increased to 9% in 2014 from (8)% in 2013.  This increase was driven by the improvement in gross margin, which increased to 21% in 2014 compared to 6% in 2013 and by the 2013 litigation settlement charge as discussed above.  As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), lower selling prices, higher production volumes and 2013 costs associated with reaching a new Canadian collective bargaining agreement and related unabsorbed fixed costs charged directly to cost of sales.  Additionally, changes in currency exchange rates have positively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates increased income from operations by approximately $42 million in 2014 as compared to 2013.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12% and 11% for 2014 and 2013 respectively.

Other non-operating income (expense) – In 2013, we recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary prepayment of our prior term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013.  See Note 9 to our Condensed Financial Statements.

Interest expense decreased $2.6 million from $19.6 million in 2013 to $17.0 million in 2014 primarily due lower average interest rates on outstanding borrowings in 2014 partially offset by higher average debt levels.  See Note 9 to our Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $34.5 million in 2014 compared to an income tax benefit of $57.9 million in 2013.  This difference is primarily due to our increased earnings in 2014.  In addition, our income tax expense in 2014 was favorably impacted by an aggregate non-cash income tax benefit of $5.1 million related to a net reduction in our reserve for uncertain tax positions.  See Note 10 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Cost of sales - Cost of sales increased $204.3 million or 14% in 2013 compared to 2012 due to the net impact of higher raw materials and other production costs of approximately $115 million (primarily caused by higher third-party feedstock ore costs), a 6% increase in sales volumes, a 1% increase in production volumes and currency fluctuations (primarily the euro).  Our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 (and a portion of the TiO2 products we sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in the first quarter of 2013 (and a portion of the TiO2 products we sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  As expected, the cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012 primarily due to the lower feedstock ore costs as discussed and quantified above.  Cost of sales as a percentage of net sales increased to 94% in 2013 compared to 72% in 2012 primarily due to the combined effects of higher raw materials and other production costs and the lower average TiO2 selling prices as discussed above.  In addition, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at the Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for our Canadian workforce, each of which were charged directly to cost of sales as discussed above.

We reduced our TiO2 production volumes during 2012 in order to align inventory levels with lower demand, which resulted in approximately $25 million of unabsorbed fixed production costs that were charged directly to cost of sales.

Other operating expense, net – Other operating expense in 2013 includes the litigation settlement charge of $35 million.

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

We recognized an aggregate $8.9 million pre-tax charge in 2013, consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary aggregate prepayments of our term loan of $390 million.  See Note 9 to our Condensed Financial Statements.

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

Impact of changes in currency exchange rates - 2014 vs. 2013
				Translation
				gain/loss-	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2013	2014	Change	rate changes	2014 vs. 2013
			(In millions)
Impact on:
Net sales	$-	$-	$-	$12	$12
Income from operations	(4)	4	8	34	42

Impact of changes in currency exchange rates - 2013 vs. 2012
				Translation
				gain/loss-	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2012	2013	Change	rate changes	2013 vs. 2012
			(In millions)
Impact on:
Net sales	$-	$-	$-	$18	$18
Income from operations	(1)	(4)	(3)	1	(2)

Outlook

During 2014 we operated our production facilities at 92% of practical capacity.  This reflects an increased plant utilization rate as compared to 2013, with our utilization rates impacted in the second half of 2013 and the first quarter of 2014 by the lockout at our Canadian production facility, and impacted in the fourth quarter of 2014 by the implementation of certain productivity-enhancing improvement projects at other facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.  While we expect our production volumes to be higher in 2015 as compared to 2014, we expect to continue to operate below full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2015 as compared to 2014.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and throughout 2014, and consequently our cost of sales per metric ton of TiO2 sold in 2014 was significantly lower than our cost of sales per metric ton of TiO2 sold in 2013.  Given the time lag between when we procure third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in our cost of sales, we expect our cost of sales per metric ton of TiO2 sold in 2015 will be slightly lower than the cost of sales per metric ton of TiO2 sold in 2014.  Although the cost of feedstock ore has and continues to moderate, as discussed below our average TiO2 selling prices have declined during 2014.  We started 2014 with selling prices 6% lower than the beginning of 2013, and our average selling prices at the end of 2014 were 9% below prices at the end of 2013.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  We continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

Overall, we currently expect that income from operations in 2015 will be comparable to 2014, as the favorable effect of higher sales volumes will be mostly offset by the effects of lower anticipated average selling prices (since our average selling prices at the beginning of 2015 are 9% lower than the beginning of 2014).

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

Cash provided by operating activities was $87.7 million in 2014 compared to $130.4 million in 2013.  This $42.7 million decrease was primarily due to the net effects of the following:

●	higher income from operations in 2014 of $282.3 million,
●

net cash used in 2014 of $106.1 million associated with relative changes in our inventories, receivables, prepaids, payables and accruals as compared to net cash provided by such relative changes in 2013 of $219.8 million, primarily due to a significant amount of cash provided by relative changes in our inventories in 2013 resulting principally from lower inventory costs,

●	lower net cash paid for income taxes in 2014 of $15.7 million due to the timing of payments,
●	lower cash paid for interest in 2014 of $3.9 million, primarily due to lower average interest rates on borrowings, and
●	lower cash funding of pension plans in 2014 of $6.9 million.

Cash provided by operating activities was $130.4 million in 2013 compared to $76.9 million in 2012.  This $53.5 million increase was primarily due to the net effects of the following:

●	lower income from operations in 2013 of $492.2 million,
●	lower net cash used in 2013 of $419.9 million associated with relative changes in our inventories, receivables, prepaids, payables and accruals,
●	lower net cash paid for income taxes in 2013 of $61.1 million resulting from our decreased profitability,
●	higher net distributions from our TiO2 joint venture in 2013 of $31.6 million, primarily due to the timing of the joint venture’s working capital needs, and
●

lower cash paid for interest in 2013 of $17.0 million, primarily due to lower debt levels in 2013, and to financing costs incurred in 2012 associated with the new term loan and a $6.2 million call premium paid upon redemption of the Senior Secured Notes.

Changes in working capital are affected by accounts receivable and inventory changes.  As shown below:

●

Our average days sales outstanding decreased slightly from December 31, 2013 to December 31, 2014 as a result of lower average selling prices, offset by higher sales volumes in the fourth quarter of 2014 compared to the fourth quarter of 2013 and by higher average daily net sales, and

●	Our average days sales in inventory increased slightly from December 31, 2013 to December 31, 2014, due to higher inventory volumes offset by lower inventory raw material costs.

For comparative purposes, we have provided prior year numbers below.

	December 31, 2012	December 31, 2013	December 31, 2014

Days sales outstanding	61 days	62 days	61 days
Days sales in inventory	102 days	75 days	76 days

Investing activities

Our capital expenditures were $74.8 million in 2012, $67.6 million in 2013 and $61.2 million in 2014.  Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities.  Our capital expenditures during the past three years include an aggregate of approximately $62.3 million (including $12.3 million in 2014) for our ongoing environmental protection and compliance programs.  In addition, we had a net reduction in restricted cash of $7.2 million in 2014, principally related to the release of certain restricted cash deposits upon the cancellation of certain letters of credit issued in connection with the appeal of a Canadian income tax assessment which was completed in our favor.  See Notes 9 and 10 to our Consolidated Financial Statements.

During 2012, we:

●	collected a net $136.1 million on our unsecured revolving demand promissory note with Valhi,
●	sold our 4.2 million shares of common stock of TIMET for $70.0 million, and
●	sold $21.1 million in mutual fund marketable securities.

Our marketable securities are discussed in Note 6 to our Consolidated Financial Statements.   Our loan to Valhi is further discussed in Note 14 to our Consolidated Financial Statements.

Financing activities

During 2014, we:

●	borrowed $348.3 million on our new term loan and subsequently repaid $2.6 million,
●	repaid $170.0 million under our note payable with Contran,
●	borrowed $81.0 million on our revolving North American credit facility and subsequently repaid $92.1 million,
●	borrowed $1.1 million from a Canadian economic development agency, and
●	paid quarterly dividends to stockholders aggregating $.60 per share ($69.5 million).

During 2013, we:

●	voluntarily prepaid $390.0 million principal amount on our prior term loan,
●	borrowed $190.0 million and subsequently repaid $20 million on our note payable with Contran entered into in February 2013,
●	borrowed $162.1 million and subsequently repaid $151.0 million on our revolving North American credit facility,
●	borrowed €10 million ($12.8 million when borrowed) on our European credit facility and subsequently repaid an aggregate €20 million ($26.5 million when repaid),
●	borrowed $1.7 million from a Canadian economic development agency,
●	purchased 49,000 shares of our common stock in open market transactions for $.7 million, and
●	paid quarterly dividends to stockholders aggregating $.60 per share ($69.5 million).

During 2012, we:

●	borrowed €80 million ($107.4 million when borrowed) on our European credit facility and subsequently repaid an aggregate €70 million ($88.6 million when repaid),
●	borrowed an aggregate $394.0 million on a term loan entered into in June 2012 that was issued at 98.5% of the principal amount borrowed and subsequently repaid $10.0 million principal amount,

●	retired €279.2 million principal amount of our 6.5% Senior Secured Notes ($352.3 million when retired),
●	borrowed and subsequently repaid $71 million on our revolving North American credit facility, and
●	paid quarterly dividends to stockholders aggregating $.60 per share ($69.5 million).

In February 2015, our board of directors declared a first quarter 2015 regular quarterly dividend of $.15 per share, payable March 19, 2015 to stockholders of record as of March 9, 2015.

Outstanding debt obligations and borrowing availability

At December 31, 2014, our consolidated debt comprised:

●	$347.4 million aggregate borrowing under our term loan ($345.9 million carrying amount, net of unamortized original issue discount) due in February 2020, and
●	approximately $2.7 million of other indebtedness.

Our North American and European revolvers and our term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at December 31, 2014) are discussed in Note 9 to our Consolidated Financial Statements.  We are in compliance with all of our debt covenants at December 31, 2014.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

In addition to the outstanding indebtedness indicated above, at December 31, 2014 we had $94.2 million available for borrowing under our North American revolving credit facility, and we could borrow all such available amount without violating any of the facility’s covenants.  At December 31, 2014, based upon the last twelve months EBITDA and the net debt to EBITDA financial test for our European revolving credit facility, our borrowing availability under such facility is approximately 54% of the credit facility, or €65 million ($79 million).

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

Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2015) and our long-term obligations (defined as the five-year period ending December 31, 2019, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2014 we had:

	Held by
	U.S. entities	Non-U.S. entities	Total
	(In millions)
Cash and cash equivalents	$63.6	$104.1	$167.7
Restricted cash	-	2.2	2.2
Noncurrent marketable securities	11.1	-	11.1

Stock repurchase program

At December 31, 2014, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 13 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $72 million to maintain and improve our existing facilities during 2015, including approximately $14 million in the area of environmental compliance, protection and improvement.  The majority of our expenditures in 2015 will be to maintain and improve the cost-effectiveness of our manufacturing facilities.  Our capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.  Capital spending for 2015 is expected to be funded through cash on hand or borrowing under existing credit facilities.

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

Recent accounting pronouncements

See Note 17 to our Consolidated Financial Statements.

Debt and other contractual commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 9, 14, 15 and 16 to our Consolidated Financial Statements. The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments. The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2014.

	Payment due date
Contractual commitment	2015	2016/ 2017	2018/ 2019	2020 and after	Total
Indebtedness:
Principal (1)	$3.9	$7.3	$8.0	$331.4	$350.6
Interest payments (2)	16.5	32.4	31.7	2.1	82.7
Operating leases	9.7	12.7	6.7	21.6	50.7
Long-term supply contracts for the purchase of TiO2 feedstock (3)	353.0	178.8	-	-	531.8
Long-term service and other supply contracts (4)	52.5	80.2	17.8	13.9	164.4
Fixed asset acquisitions	10.7	-	-	-	10.7
Estimated tax obligations (5)	7.8	-	-	-	7.8
	$454.1	$311.4	$64.2	$369.0	$1,198.7

(1)

At December 31, 2014, a significant portion of the amount shown for indebtedness relates to our term loan ($347.4 million at December 31, 2014 which includes $1.5 million unamortized original issue discount).  See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the Consolidated Financial Statements.

(2)

The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2014 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.

(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements. The pricing under these agreements is generally negotiated quarterly or semi-annually. The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first half 2015 pricing. The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts. Our obligation for the purchase of TiO2 feedstock is more fully described in Note 15 to our Consolidated Financial Statements and above in “Business – raw materials.” The amounts shown in the table above include the feedstock ore requirements from contracts we entered into in January 2015.

(4)

The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2014 exchange rates. See Note 15 to our Consolidated Financial Statements.

(5)	The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2014, which is assumed to be paid during 2015.

The above table does not reflect:

●

Any amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. We expect to be required to contribute an aggregate of approximately $19 million to our defined benefit pension plans and OPEB plans during 2015. Such defined benefit pension plans and OPEB plans are discussed below in greater detail. See Note 11 to our Consolidated Financial Statements.

●

Any amounts we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits. See Note 10 to our Consolidated Financial Statements; and

●

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

We recognized consolidated defined benefit pension plan expense of $25.1 million in 2012, $36.8 million in 2013 and $21.8 million in 2014. Included in our 2013 defined benefit plan expense is a curtailment charge of $7.3 million resulting from amendments to one of our Canadian plans.  Certain non-U.S. employees are covered by plans in their respective countries, principally in Germany, Canada and Norway.  Participation in the defined benefit pension plan in Germany was closed to new participants effective in 2005.  German employees hired beginning in 2005 participate in a new plan in which the retirement benefit is based upon the amount of employee and employer contributions to the plan, but for which in accordance with German law the employer guarantees a minimum rate of return on invested assets and a guaranteed indexed lifetime benefit payment after retirement based on the participant’s account balance at the time of retirement. In accordance with GAAP, the new pension plan is accounted for as a defined benefit plan, principally because of such guaranteed minimum rate of return and guaranteed lifetime benefit payment.  Participation in the defined benefit plan in Canada with respect to hourly and salaried workers was closed to new participants in December 2013 and 2014, respectively, and existing hourly and salaried plan participants will no longer accrue additional defined pension benefits after December 2013 and 2014, respectively.  Our U.S. plan was closed to new participants in 1996, and existing participants no longer accrued any additional benefits after that date.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our plans which aggregated $28.2 million in 2012, $27.0 million in 2013 and $20.1 million in 2014.

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

At December 31, 2014, approximately 66%, 18%, 9% and 3% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2012 and expense in 2013	Obligations at December 31, 2013 and expense in 2014	Obligations at December 31, 2014 and expense in 2015
Germany	3.5%	3.5%	2.3%
Canada	3.9%	4.7%	3.8%
Norway	4.3%	4.0%	2.3%
U.S.	3.6%	4.5%	3.8%

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

At December 31, 2014, approximately 56%, 25%, 13% and 4% of the plan assets related to our plans in the Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Substantially all of the assets of our U.S. plan are invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits sponsored by Contran and certain of its affiliates, including us.  Such assumed asset mixes are discussed in Note 11 to our Consolidated Financial Statements.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2014
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	19%	43%	13%	60%
Fixed income securities	67	47	60	32
Real estate	11	-	8	-
Other	3	10	19	8
Total	100%	100%	100%	100%

	December 31, 2013
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	25%	53%	11%	64%
Fixed income securities	61	41	60	35
Real estate	10	-	8	-
Other	4	6	21	1
Total	100%	100%	100%	100%

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

Our assumed long-term rates of return on plan assets for 2012, 2013 and 2014 were as follows:

	2012	2013	2014
Germany	4.8%	4.8%	4.3%
Canada	5.8%	5.8%	5.5%
Norway	4.8%	4.8%	3.8%
U.S.	10.0%	10.0%	7.5%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2015 as we used in 2014 for purposes of determining the 2015 defined benefit pension plan expense.

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

During 2014, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $103.9 million. This actuarial loss resulted primarily from the decrease in discount rates from December 31, 2013 to December 31, 2014 and the adoption of new mortality tables for our U.S. plan, partially offset by an actual return on plan assets during 2014 in excess of the expected return.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2015, we expect our defined benefit pension expense will approximate $26 million in 2015. In comparison, we expect to be required to contribute approximately $19 million to such plans during 2015.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2014, our aggregate projected benefit obligations would have increased by approximately $30.2 million at that date and our defined benefit pension expense would be expected to increase by approximately $2.3 million during 2014. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1.1 million during 2014.

OPEB plans

Certain of our subsidiaries in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. Under other postretirement employee benefits (OPEB) accounting, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. We recognize the full unfunded status of our OPEB plans as a liability.  See Note 11 to the Consolidated Financial Statements for a discussion of the consolidated OPEB cost we recognized during the last three years, the amount of our accrued OPEB costs, and the associated actuarial assumptions utilized.

Based on such actuarial assumptions and our current expectation for what actual average currency exchange rates will be during 2015, we expect our consolidated OPEB benefit will approximate $.1 million in 2015. In comparison, we expect to be required to make approximately $.4 million of contributions to such plans during 2015.

We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2014, our aggregate projected benefit obligations at that date and our OPEB cost during 2014 would not be materially impacted.  Similarly, a one percent assumed change in health care trend rates for all plans would not materially impact our OPEB costs.

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2014, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to indebtedness.  At December 31, 2014, the majority of our aggregate indebtedness comprised variable-rate instruments. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2014.   See Note 9 to our Consolidated Financial Statements.

	Indebtedness Amount		Year-end
	Carrying amount	Fair value	interest rate	Maturity date
	(In millions)
December 31, 2014
Variable rate indebtedness:
Term loan	$345.9	$341.5	4.75%	2020
December 31, 2013
Variable rate indebtedness:
Note payable to Contran	$170.0	$170.0	7.38%	2018
North American credit facility	11.1	11.1	3.75%	2017
	$181.1	$181.1

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  See Note 16 to our Consolidated Financial Statements for a discussion of certain currency forward contracts to which we are a party at December 31, 2014.

Marketable security prices

We are exposed to market risk due to changes in prices of the marketable securities which we own. The fair value of securities which includes investments in publicly-traded shares of related parties was $30.4 million and $11.1 million, respectively, at December 31, 2013 and December 31, 2014. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be approximately $3 million and $1 million, respectively, at December 31, 2013 and December 31, 2014.

Raw materials

We are exposed to market risk from changes in commodity prices relating to our raw materials. As discussed in Item 1 we generally enter into long-term supply agreements for certain of our raw material requirements. Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers. For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals, and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

●

Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in this Annual Report on Form 10-K.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2014, our chief executive officer filed such annual certification with the NYSE. The 2014 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2014 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2015 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2015 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2015 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2015 proxy statement. See also Note 14 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by the Item is incorporated by reference to our 2015 proxy statement.

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

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2014 will be furnished to the Commission upon request.

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

10.16

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

10.18

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

10.24

Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Titanium Metals Corp., Valhi, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.48 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.25**

Seventh Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2014 in the original principal amount of $100.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.

10.26

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2012 - incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-31763) of the Registrant dated May 8, 2013.

10.27

Credit Agreement, dated February 18, 2014, by and among Kronos Worldwide, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

10.28

Guaranty and Security Agreement, dated February 18, 2014, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

10.29

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
Bobby D. O’Brien, March 12, 2015
(Vice Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steven L. Watson	/s/ Bobby D. O’Brien
Steven L. Watson, March 12, 2015	Bobby D. O’Brien, March 12, 2015
(Chairman of the Board)	(Vice Chairman, President and Chief Executive Officer)
/s/ Thomas P. Stafford	/s/ C. H. Moore, Jr.
Thomas P. Stafford, March 12, 2015	C. H. Moore, Jr., March 12, 2015
(Director)	(Director)
/s/ C. Kern Wildenthal	/s/ Keith R. Coogan
C. Kern Wildenthal, March 12, 2015	Keith R. Coogan, March 12, 2015
(Director)	(Director)
/s/ Loretta J. Feehan	/s/ R. Gerald Turner
Loretta J. Feehan, March 12, 2015	R. Gerald Turner, March 12, 2015
(Director)	(Director)
/s/ Tim C. Hafer	/s/ Gregory M. Swalwell
Tim C. Hafer, March 12, 2015	Gregory M. Swalwell, March 12, 2015
(Vice President, Controller, Principal Accounting Officer)	(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Kronos Worldwide, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kronos Worldwide, Inc. and its subsidiaries at December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2015

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2013	2014

Current assets:
Cash and cash equivalents	$53.8	$167.7
Restricted cash	2.6	2.2
Accounts and other receivables	268.3	260.2
Receivable from affiliate	14.2	18.0
Inventories, net	416.6	423.6
Prepaid expenses and other	9.1	8.2
Deferred income taxes	16.6	6.3

Total current assets	781.2	886.2

Other assets:
Investment in TiO2 manufacturing joint venture	102.3	89.0
Marketable securities	30.4	11.1
Deferred income taxes	148.4	165.4
Other	20.5	11.1

Total other assets	301.6	276.6

Property and equipment:
Land	46.3	42.6
Buildings	242.7	220.6
Equipment	1,122.8	1,035.6
Mining properties	130.1	116.7
Construction in progress	50.0	24.4

	1,591.9	1,439.9
Less accumulated depreciation and amortization	1,055.6	960.2

Net property and equipment	536.3	479.7

Total assets	$1,619.1	$1,642.5

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2013	2014

Current liabilities:
Current maturities of long-term debt	$3.1	$3.9
Accounts payable and accrued liabilities	242.3	202.6
Payables to affiliates	21.7	19.9
Income taxes	8.9	7.8
Deferred income taxes	2.0	3.7

Total current liabilities	278.0	237.9

Noncurrent liabilities:
Long-term debt	180.4	344.7
Deferred income taxes	19.5	6.8
Accrued pension cost	163.8	237.1
Accrued postretirement benefits cost	7.8	8.1
Other	34.5	26.8

Total noncurrent liabilities	406.0	623.5

Stockholders' equity:
Common stock, $.01 par value; 240.0 shares authorized; 115.9 shares issued	1.2	1.2
Additional paid-in capital	1,398.5	1,398.6
Retained deficit	(312.6)	(282.9)
Accumulated other comprehensive loss	(152.0)	(335.8)

Total stockholders' equity	935.1	781.1

Total liabilities and stockholders' equity	$1,619.1	$1,642.5

Commitments and contingencies (Notes 10 and 15)

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2012	2013	2014

Net sales	$1,976.3	$1,732.4	$1,651.9
Cost of sales	1,415.9	1,620.2	1,302.2

Gross margin	560.4	112.2	349.7

Selling, general and administrative expense	183.4	190.4	191.9
Other operating income (expense):
Currency transaction gains (losses), net	(1.0)	(3.8)	4.0
Disposition of property and equipment	(1.0)	(.8)	(.9)
Other income (expense), net	(1.5)	(1.1)	(.7)
Corporate expense	(13.9)	(48.7)	(10.5)

Income (loss) from operations	359.6	(132.6)	149.7

Other income (expense):
Interest and dividend income	9.0	1.2	1.0
Securities transactions, net	(3.9)	-	-
Loss on prepayment of debt, net	(7.2)	(8.9)	-
Interest expense	(26.7)	(19.6)	(17.0)

Income (loss) before income taxes	330.8	(159.9)	133.7

Income tax expense (benefit)	112.3	(57.9)	34.5

Net income (loss)	$218.5	$(102.0)	$99.2

Net income (loss) per basic and diluted share	$1.89	$(.88)	$.86

Cash dividends per share	$.60	$.60	$.60

Weighted average shares used in the calculation of
net income (loss) per share	115.9	115.9	115.9

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2012	2013	2014

Net income (loss)	$218.5	$(102.0)	$99.2

Other comprehensive income (loss), net of tax:
Marketable securities	(.9)	6.6	(13.7)
Currency translation	28.3	6.7	(103.0)
Defined benefit pension plans	(38.1)	27.9	(66.0)
Other postretirement benefit plans	(.6)	3.9	(1.1)

Total other comprehensive income (loss), net	(11.3)	45.1	(183.8)

Comprehensive income (loss)	$207.2	$(56.9)	$(84.6)

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2013 and 2014

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive	Treasury
	stock	capital	(deficit)	loss	stock	Total

Balance at December 31, 2011	$1.2	$1,399.0	$(290.1)	$(185.8)	$-	$924.3

Net income	-	-	218.5	-	-	218.5
Other comprehensive loss, net of tax	-	-	-	(11.3)	-	(11.3)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.60 per share	-	-	(69.5)	-	-	(69.5)

Balance at December 31, 2012	1.2	1,399.1	(141.1)	(197.1)	-	1,062.1

Net loss	-	-	(102.0)	-	-	(102.0)
Other comprehensive income, net of tax	-	-	-	45.1	-	45.1
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.60 per share	-	-	(69.5)	-	-	(69.5)
Treasury stock acquired	-	-	-	-	(.7)	(.7)
Treasury stock retired	-	(.7)	-	-	.7	-

Balance at December 31, 2013	1.2	1,398.5	(312.6)	(152.0)	-	935.1

Net income	-	-	99.2	-	-	99.2
Other comprehensive loss, net of tax	-	-	-	(183.8)	-	(183.8)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.60 per share	-	-	(69.5)	-	-	(69.5)

Balance at December 31, 2014	$1.2	$1,398.6	$(282.9)	$(335.8)	$-	$781.1

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2012	2013	2014

Cash flows from operating activities:
Net income (loss)	$218.5	$(102.0)	$99.2
Depreciation and amortization	47.8	50.2	49.2
Deferred income taxes	22.6	(67.9)	19.6
Loss on prepayment of debt, net	7.2	8.9	-
Call premium paid	(6.2)	-	-
Security transactions, net	3.9	-	-
Benefit plan expense greater (less) than cash funding	(3.3)	9.2	.5
Distributions from (contributions to) TiO2 manufacturing joint
venture, net	(20.7)	10.9	10.6
Other, net	.5	8.2	10.7
Change in assets and liabilities:
Accounts and other receivables	-	24.8	(27.8)
Inventories	(184.8)	222.2	(52.3)
Prepaid expenses	(3.7)	.8	(.4)
Accounts payable and accrued liabilities	(56.2)	9.1	(21.1)
Income taxes	(18.5)	(9.6)	6.3
Accounts with affiliates	67.2	(37.2)	(4.1)
Other noncurrent assets	(11.4)	(1.5)	2.6
Other noncurrent liabilities	14.0	4.3	(5.3)

Net cash provided by operating activities	76.9	130.4	87.7

Cash flows from investing activities:
Capital expenditures	(74.8)	(67.6)	(61.2)
Loan to Valhi:
Loans	(178.7)	-	-
Collections	314.8	-	-
Proceeds from sale of marketable securities:
TIMET common stock	70.0	-	-
Mutual funds	21.1	-	-
Change in restricted cash	(2.6)	(.5)	7.2
Other, net	-	(.1)	-

Net cash provided by (used in) investing activities	149.8	(68.2)	(54.0)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2012	2013	2014

Cash flows from financing activities:
Indebtedness:
Borrowings	572.4	366.6	430.4
Principal payments	(523.8)	(588.7)	(265.2)
Deferred financing fees	(7.1)	-	(6.1)
Dividends paid	(69.5)	(69.5)	(69.5)
Treasury stock acquired	-	(.7)	-
Other, net	(.1)	-	-

Net cash provided by (used in) financing activities	(28.1)	(292.3)	89.6

Cash and cash equivalents - net change from:
Operating, investing and financing activities	198.6	(230.1)	123.3
Effect of exchange rate changes on cash	1.6	1.2	(9.4)

Net change for the year	200.2	(228.9)	113.9

Balance at beginning of year	82.5	282.7	53.8

Balance at end of year	$282.7	$53.8	$167.7

Supplemental disclosures –
Cash paid for:
Interest (including call premium), net of amounts capitalized	$35.6	$18.6	$14.7
Income taxes	94.3	33.2	17.5
Accrual for capital expenditures	12.2	7.4	7.0

See accompanying notes to consolidated financial statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation - At December 31, 2014, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

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

Marketable securities and securities transactions - We carry marketable securities at fair value.  Accounting Standard Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 - Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
●	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Property and equipment and depreciation - We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $1.1 million in 2012, $1.5 million in 2013 and $2.9 million in 2014.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 15.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We made net payments of income taxes to Valhi of $32.1 million in 2012, $24.2 million in 2013 and $8.2 million in 2014.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested.  The earnings of non-U.S. subsidiaries subject to permanent reinvestment plans aggregated $659 million at December 31, 2014.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non-U.S. subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Net sales - We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer.  Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which we do not recognize sales until the product is received by the customer) or other standard shipping terms.  We state sales net of price, early payment and distributor discounts and volume rebates.  We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Selling, general and administrative expense; shipping and handling costs - Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $89 million in 2012, $93 million in 2013 and $95 million in 2014.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $19 million in 2012, $18 million in 2013 and $19 million in 2014. We expense advertising costs as incurred and these costs were not material in any year presented.

Note 2 - Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (TiO2).  TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics.  At December 31, 2013 and 2014 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $492 million and $380 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net sales - point of origin:
Germany	$977.7	$915.8	$844.1
United States	1,042.8	830.4	783.1
Norway	284.0	261.2	256.8
Belgium	272.9	254.6	249.3
Canada	339.1	246.5	252.3
Eliminations	(940.2)	(776.1)	(733.7)
Total	$1,976.3	$1,732.4	$1,651.9

Net sales - point of destination:
Europe	$1,011.4	$904.6	$882.9
North America	662.0	575.7	544.3
Other	302.9	252.1	224.7
Total	$1,976.3	$1,732.4	$1,651.9

	December 31,
	2013	2014
	(In millions)
Identifiable assets - net property and equipment:
Germany	$266.4	$237.9
Belgium	100.1	88.8
Norway	96.8	82.3
Canada	65.1	61.8
Other	7.9	8.9
Total	$536.3	$479.7

Note 3 - Accounts and other receivables:

	December 31,
	2013	2014
	(In millions)
Trade receivables	$226.1	$230.9
Recoverable VAT and other receivables	28.3	23.4
Refundable income taxes	14.9	7.5
Allowance for doubtful accounts	(1.0)	(1.6)
Total	$268.3	$260.2

Note 4 - Inventories, net:

	December 31,
	2013	2014
	(In millions)
Raw materials	$66.6	$76.0
Work in process	18.0	32.9
Finished products	262.6	252.5
Supplies	69.4	62.2
Total	$416.6	$423.6

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

	Years ended December 31,
	2012	2013	2014
	(In millions)
Distributions from LPC	$79.5	$70.7	$48.0
Contributions to LPC	(100.2)	(59.8)	(37.4)
Net distributions (contributions)	$(20.7)	$10.9	$10.6

Summary balance sheets of LPC are shown below:

	December 31,
	2013	2014
	(In millions)
ASSETS
Current assets	$127.2	$107.4
Property and equipment, net	114.1	110.6
Total assets	$241.3	$218.0

LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$33.9	$37.3
Partners' equity	207.4	180.7
Total liabilities and partners' equity	$241.3	$218.0

Summary income statements of LPC are shown below:

	Years ended December 31,
	2012	2013	2014
	(In millions)
Revenues and other income:
Kronos	$250.2	$224.5	$193.1
Tioxide	227.5	224.6	193.8
Total revenues and other income	477.7	449.1	386.9

Cost and expenses:
Cost of sales	477.3	448.7	386.4
General and administrative	.4	.4	.5
Total costs and expenses	477.7	449.1	386.9
Net income	$-	$-	$-

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

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
December 31, 2013
Valhi common stock	1	$30.3	$15.3	$15.0
NL and CompX common sticks	1.1		.1	-
Total		$30.4	$15.4	$15.0

December 31, 2014
Valhi common stock	1	$11.0	$15.3	$(4.3)
NL and CompX common stocks	1.1		.1	-
Total		$11.1	$15.4	$(4.3)

At December 31, 2013 and 2014, we held approximately 1.7 million shares of Valhi’s common stock, which we purchased prior to 2012. We also held a nominal number of shares of CompX and NL common stocks. At December 31, 2013 and 2014, the quoted per share market price of Valhi’s common stock was $17.58 and $6.41, respectively.

With respect to our investment in Valhi stock, our cost basis has exceeded its market value since March 2014, but we consider such decline in market price to be temporary at December 31, 2014.  We considered all available evidence in reaching this conclusion, including our ability and intent to hold this investment for a reasonable period of time sufficient for the recovery of fair value, as evidenced by the amount of liquidity we currently have with cash on hand.  We will continue to monitor the quoted market price for this investment.  In this regard, as of February 27, 2015, the aggregate quoted market price for our shares of Valhi common stock was $4.5 million less than our aggregate cost basis.  If we conclude in the future that a decline in value of one or more of these securities was other than temporary, we would recognize impairment through an income statement charge at that time.  Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

Prior to December 31, 2012, we held approximately 4.2 million shares, or 2.4%, of Titanium Metals Corporation’s (TIMET) outstanding common stock, which we purchased prior to 2012. TIMET was also an affiliate of ours, as Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons (including us) owned a majority of TIMET’s outstanding common stock. In December 2012, we sold all of our shares of TIMET common stock for $70.0 million ($16.50 per share) pursuant to a cash tender offer by a third party, and all of our affiliates also sold their shares of TIMET common stock for the same price. Securities transactions in 2012 consist of a $3.9 million pre-tax loss we recognized on the sale of these TIMET shares.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7 - Other noncurrent assets:

	December 31,
	2013	2014
	(In millions)
Deferred financing costs, net	$2.5	$6.8
Restricted cash	7.4	-
Pension asset	.2	-
Other	10.4	4.3
Total	$20.5	$11.1

Note 8 - Accounts payable and accrued liabilities:

	December 31,
	2013	2014
	(In millions)
Accounts payable	$123.9	$121.4
Employee benefits	26.7	24.6
Accrued sales discounts and rebates	16.7	14.8
Accrued interest	.1	.5
Accrued legal settlement	35.0	-
Other	39.9	41.3
Total	$242.3	$202.6

Note 9 - Long-term debt:

	December 31,
	2013	2014
	(In millions)
Term loan	$-	$345.9
Note payable to Contran	170.0	-
Revolving North American credit facility	11.1	-
Other	2.4	2.7
Total debt	183.5	348.6
Less current maturities	3.1	3.9
Total long-term debt	$180.4	$344.7

Term loans - In 2013, we voluntarily repaid our entire $400 million term loan that was issued in June 2012. We prepaid an aggregate $290 million principal amount in February 2013 and recognized a non-cash pre-tax interest charge of $6.6 million in the first quarter of 2013 related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment. Funds for such prepayment were provided by $100 million of our cash on hand as well as borrowings of $190 million under a 2013 loan agreement from Contran as described below. In July 2013, we voluntarily prepaid the remaining $100 million principal amount outstanding under such term loan, using $50 million of our cash on hand and borrowings of $50 million under our revolving North American credit facility. We recognized a non-cash pre-tax interest charge of $2.3 million in the third quarter of 2013 related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment.

In February 2014, we entered into a new $350 million term loan.  The term loan was issued at 99.5% of the principal amount, or an aggregate of $348.3 million.  We used $170 million of the net proceeds of the new term loan to prepay the outstanding principal balance of our note payable to Contran (along with accrued and unpaid interest

through the prepayment date), and such note payable was cancelled.    The remaining net proceeds of the term loan are available for our general corporate purposes.  The new term loan:

•	bears interest, at our option, at LIBOR (with LIBOR no less than 1.0%) plus 3.75%, or the base rate, as defined in the agreement, plus 2.75%;
•

requires quarterly principal repayments of $875,000 which commenced in June 2014, other mandatory principal repayments of formula-determined amounts under specified conditions with all remaining principal balance due in February 2020.  Voluntary principal prepayments are permitted at any time, provided that a call premium of 1% of the principal amount of such prepayment applies to any voluntary prepayment made on or before February 2015 (there is no prepayment penalty applicable to any voluntary prepayment after February 2015).  We made no such voluntary prepayments through February 2015;

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

•	is also collateralized by a second priority lien on all of the U.S. assets which collateralize our North American revolving facility, as discussed below;
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

The average interest rate on the term loan borrowings as of and for the period from issuance to December 31, 2014 was 4.75%.  The carrying value of the term loan at December 31, 2014 includes unamortized original issue discount of $1.5 million.

Note payable to Contran - As discussed above, in February 2013 we entered into a promissory note with Contran. This loan from Contran contained terms and conditions similar to the terms and conditions of our prior $400 million term loan, except that the loan from Contran was unsecured and contained no ongoing financial maintenance covenant. The independent members of our board of directors approved the terms and conditions of the loan from Contran.  In 2013, we borrowed $190 million and subsequently repaid $20 million.  As discussed above, in February 2014 we used $170 million of the proceeds from our new term loan and prepaid the remaining balance owed to Contran under this note payable (without penalty), and the note payable to Contran was cancelled.

Senior Secured Notes - In 2012, we redeemed the remaining €279.2 million principal amount of our Senior Secured Notes that were outstanding, and recognized an aggregate $7.2 million pre-tax charge related to such early extinguishment consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with their redemption.

Revolving credit facilities

Revolving North American credit facility - In June 2012, we entered into a $125 million revolving bank credit facility which matures in June 2017. Borrowings under the revolving credit facility are available for our general corporate purposes. Available borrowings on this facility are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, of certain of our North American subsidiaries less any outstanding letters of credit up to $15 million issued under the facility (with revolving borrowings by our Canadian subsidiary limited to $25 million). Any amounts outstanding under the revolving credit facility bear interest, at our option, at LIBOR plus a margin ranging from 1.5% to 2.0% or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 1.0%. The credit facility is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions which, among other things, restricts the borrowers’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and under certain conditions requires the maintenance of a specified financial covenant (fixed charge coverage ratio, as defined) to be at least 1.1 to 1.0.  During 2014, we borrowed $81.0 million and repaid $92.1 million under this facility. The average interest rate on outstanding borrowings for the year-to-date period ended February 18, 2014 when the outstanding balance was repaid was 3.75%.  At December 31, 2014 we had approximately $94.2 million available for borrowing under this revolving facility.

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

We had no borrowings or repayments under this facility during 2014.  At December 31, 2014, there were no outstanding borrowings under this facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of December 31, 2014 and the net debt to EBITDA financial test, our borrowing availability at December 31, 2014 is approximately 54% of the credit facility, or €65 million ($79 million).

Canada - In December 2011, our Canadian subsidiary entered into an agreement with an economic development agency of the Province of Quebec, Canada pursuant to which we have borrowed an aggregate of Cdn. $3.0 million through December 31, 2014.  We borrowed an additional Cdn. $1.5 million under this facility in January 2015 (and no additional amounts are expected to be borrowed under this facility).  Borrowings may only be used to fund capital improvements at our Canadian plant and are limited to a specified percentage of such capital improvements. Borrowings are non-interest bearing, with monthly payments commencing in 2018. The agreement contains certain restrictive covenants, which, among other things, restricts the subsidiary’s ability to sell assets or enter into mergers, and requires our subsidiary to maintain certain financial ratios and maintain specified levels of employment. At December 31, 2014, we had Cdn. $3.0 million (USD $2.6 million), outstanding under this agreement.

Prior to December 31, 2014, we had an aggregate of Cdn. $7.9 million of letters of credit outstanding issued by a bank on behalf of our Canadian subsidiary.  These letters of credit were issued in connection with the appeal of a Canadian income tax assessment discussed in Note 10.  Upon the successful completion of the appeal in 2014, such letters of credit were cancelled, and an equivalent amount of restricted cash deposits which had been collateralizing such letters of credit, classified as noncurrent restricted cash, were released (See Note 7).

Aggregate maturities and other - Aggregate maturities of debt at December 31, 2014 are presented in the table below.

Years ending December 31,	Amount
(In millions)
2015	$3.9
2016	3.8
2017	3.5
2018	4.0
2019	4.0
2020 and thereafter	330.9
Gross maturities	350.1
Less original issue discount	1.5

Total	$348.6

We are in compliance with all of our debt covenants at December 31, 2014.

Note 10 - Income taxes:

	Years ended December 31,
	2012	2013	2014
	(In millions)
Pre-tax income (loss):
U.S.	$115.9	$(15.1)	$59.2
Non-U.S.	214.9	(144.8)	74.5
Total	$330.8	$(159.9)	$133.7

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$115.8	$(56.0)	$46.8
Non-U.S. tax rates	(11.9)	4.2	(4.2)
Incremental net tax (benefit) on earnings and losses of non-U.S. companies	1.0	(7.4)	(3.7)
Adjustment to the reserve for uncertain tax positions, net	4.3	(.4)	(5.1)
French dividend surtax	.3	-	-
U.S. state income taxes and other, net	2.8	1.7	.7
Provision for income taxes (benefit)	$112.3	$(57.9)	$34.5

	Years ended December 31,
	2012	2013	2014
	(In millions)
Components of income tax expense:
Currently payable (refundable):
U.S. federal and state	$45.8	$7.3	$1.9
Non-U.S.	42.6	(1.2)	15.2
	88.4	6.1	17.1

Deferred income taxes (benefit):
U.S. federal and state	(4.2)	(22.0)	10.0
Non-U.S.	28.1	(42.0)	7.4
	23.9	(64.0)	17.4
Provision for income taxes (benefit)	$112.3	$(57.9)	$34.5

	Years ended December 31,
	2012	2013	2014
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$112.3	$(57.9)	$34.5
Other comprehensive income (loss):
Pension plans	(18.6)	11.8	(30.1)
OPEB plans	(.2)	1.4	(.4)
Currency translation	4.9	5.5	(16.9)
Marketable securities	(.9)	3.1	(6.7)
Total	$97.5	$(36.1)	$(19.6)

The components of our net deferred income taxes at December 31, 2013 and 2014 are summarized in the following table.

	December 31,
	2013		2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$3.5	$(2.3)	$4.6	$(4.9)
Property and equipment	-	(72.3)	-	(67.5)
Accrued OPEB costs	2.2	-	2.4	-
Accrued pension cost	19.9	-	47.6	-
Accrued legal settlement	12.6	-	-	-
Other accrued liabilities and deductible differences	10.3	-	19.3	-
Other taxable differences	-	(18.0)	-	(.9)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(2.6)	-	(2.6)
Tax loss and tax credit carryforwards	190.3	-	163.3	-
Valuation allowance	(.1)	-	(.1)	-
Adjusted gross deferred tax assets (liabilities)	238.7	(95.2)	237.1	(75.9)
Netting by tax jurisdiction	(73.7)	73.7	(65.4)	65.4
	165.0	(21.5)	171.7	(10.5)
Less net current deferred tax asset (liability)	16.6	(2.0)	6.3	(3.7)
Net noncurrent deferred tax asset (liability)	$148.4	$(19.5)	$165.4	$(6.8)

In the third quarter of 2012, France enacted certain changes in their income tax laws, including a 3% nondeductible surtax on all dividend distributions on which tax is assessed at the time of the distribution against the company making such distribution.  Consequently, our French subsidiary will be required to pay an additional 3% tax on all future dividend distributions.  Our undistributed earnings in France are deemed to be permanently reinvested and such tax will be recognized as part of our income tax expense if and when a dividend is declared and at that time the related tax will be remitted to the French government in accordance with the applicable tax law.  During 2013 and 2014, our French subsidiary distributed no dividends. At December 31, 2014, our French subsidiary has undistributed earnings of approximately $12.8 million that, if distributed, would be subject to the 3% surtax.  We also accrue U.S. incremental income taxes on earnings of non-U.S. subsidiaries which we have determined are not permanently reinvested.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  In 2011 and 2012 we received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004.  We objected to the re-assessments and believed the position was without merit.  Accordingly, we appealed the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.9 million (see Note 9).  In the second quarter of 2014, the Appeals Division of the Canadian Revenue Authority ruled in our favor and reversed in their entirety such notices of re-assessment.  As a result, we recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions in the second quarter of 2014 related to the completion of this Canadian income tax audit.  In addition, the related letters of credit have been cancelled (see Note 9).  Also during the second quarter of 2014, we recognized a non-cash income tax benefit of $3.1 million related to the release of a portion of our reserve for uncertain tax positions in conjunction with the completion of an audit of our U.S. income tax return for 2009. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2012, 2013 and 2014 was not material, and at December 31, 2012, 2013 and 2014, we had $3.4 million, $3.7 million and $2.8 million, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties discussed above) during 2012, 2013 and 2014:

	Years ended December 31,
	2012	2013	2014
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$8.8	$13.0	$15.9
Net increase (decrease):
Tax positions taken in prior periods	(.2)	(.3)	(5.4)
Tax positions taken in current period	4.3	3.9	1.1
Settlements with taxing authorities - cash paid	(.1)	-	-
Lapse due to applicable statute of limitations	(.1)	-	-
Change in currency exchange rates	.3	(.7)	(1.2)
Unrecognized tax benefits at end of year	$13.0	$15.9	$10.4

If our uncertain tax positions were recognized, a benefit of $16.4 million, $15.1 million and $8.8 million would affect our effective income tax rates for 2012, 2013 and 2014 respectively.  At December 31, 2014, we currently estimate that our unrecognized tax benefits will not change materially during the next twelve months related to our prior year returns.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway.  Our U.S. income tax returns prior to 2011 are generally considered closed to examination by applicable tax authorities.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2010 for Germany, 2011 for Belgium, 2009 for Canada and 2005 for Norway.

At December 31, 2014, we had the equivalent of $738 million and $94 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively and we had the equivalent of $87 million of net operating loss carryforwards for Belgian corporate tax purposes.  At December 31, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, if we generate operating losses in our German and Belgian operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Note 11 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense approximated $1.6 million in 2012, $1.8 million in 2013 and $2.6 million in 2014.

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

Defined benefit plans - We sponsor various defined benefit pension plans. Certain non-U.S. employees are covered by plans in their respective countries.  Our U.S. plan was closed to new participants in 1996, and existing participants no longer accrued any additional benefits after that date. The benefits under our plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $18.8 million to all of our defined benefit pension plans during 2015. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2015	$23.6
2016	23.3
2017	23.6
2018	24.1
2019	25.0
Next 5 years	139.0

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2013	2014
	(In millions)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$582.1	$595.1
Service cost	13.1	9.9
Interest cost	21.1	21.7
Participant contributions	1.9	1.9
Actuarial losses (gains)	(2.8)	120.5
Change in currency exchange rates	4.5	(74.4)
Benefits paid	(24.8)	(26.3)
Benefit obligations at end of the year	595.1	648.4

Change in plan assets:
Fair value of plan assets at beginning of the year	400.7	431.4
Actual return on plan assets	27.9	39.7
Employer contributions	26.7	19.8
Participant contributions	1.9	1.9
Change in currency exchange rates	(1.0)	(51.7)
Benefits paid	(24.8)	(26.3)
Fair value of plan assets at end of year	431.4	414.8
Funded status	$(163.7)	$(233.6)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$.2	$-
Accrued pension costs:
Current	(1.4)	(.7)
Noncurrent	(162.5)	(232.9)
Total	$(163.7)	$(233.6)

Accumulated other comprehensive loss:
Actuarial losses	$157.4	$248.3
Prior service cost	2.7	2.2
Total	$160.1	$250.5

Accumulated benefit obligations (ABO)	$550.2	$616.6

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below. In December 2013, we amended one of our Canadian plans in which participation with respect to hourly workers was closed to new participants in December 2013, and existing hourly plan participants will no longer accrue additional benefits after December 2013, resulting in a $7.1 million curtailment charge for recognition of previously unamortized prior service cost and transition obligation and $.2 million for special termination benefits.  In 2014, we amended the other Canadian plan in which participation with respect to salaried workers was closed to new participants in December 2014, and existing hourly plan participants will no longer accrue additional benefits after December 2014, resulting in a nominal curtailment charge.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2012, 2013 and 2014 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2011, 2012 and 2013, respectively, net of deferred income taxes.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net periodic pension cost:
Service cost benefits	$10.4	$13.1	$9.9
Interest cost on PBO	22.3	21.1	21.7
Expected return on plan assets	(17.0)	(18.5)	(20.0)
Settlement gain	-	-	(.3)
Curtailment loss	-	7.3	-
Recognized actuarial losses	7.9	12.5	10.0
Amortization of prior service cost	1.1	1.1	.5
Amortization of net transition obligations	.4	.4	.1
Total	$25.1	$37.0	$21.9

Certain information concerning our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2013	2014
	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$527.0	$621.7
ABO	489.5	592.5
Fair value of plan assets	364.2	390.6

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2013 and 2014 are presented in the table below.

Rate	December 31,
	2013	2014
Discount rate	3.8%	2.5%
Increase in future compensation levels	2.7%	2.6%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2012, 2013 and 2014 are presented in the table below.

Rate	Years ended December 31,
	2012	2013	2014
Discount rate	4.9%	3.7%	3.8%
Increase in future compensation levels	3.2%	3.1%	2.7%
Long-term return on plan assets	5.2%	5.0%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	December 31,
	2013	2014
	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$19.1	$17.2
Interest cost	.7	.8
Actuarial losses (gains)	(1.7)	2.9
Benefits paid	(.9)	(1.1)
Benefit obligations at end of the year	17.2	19.8

Change in plan assets:
Fair value of plan assets at beginning of the year	14.4	15.8
Actual return on plan assets	2.0	.5
Employer contributions	.3	.3
Benefits paid	(.9)	(1.1)
Fair value of plan assets at end of year	15.8	15.5
Funded status	$(1.4)	$(4.3)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$(.1)	$(.1)
Noncurrent	(1.3)	(4.2)
Total	$(1.4)	$(4.3)

Accumulated other comprehensive loss - actuarial losses	$8.1	$11.2

ABO	$17.2	$19.8

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below. The amounts shown below for recognized actuarial losses for 2012, 2013 and 2014 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2011, 2012 and 2013 respectively, net of deferred income taxes.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net periodic pension cost (income):
Interest cost on PBO	$.8	$.7	$.8
Expected return on plan assets	(1.3)	(1.4)	(1.2)
Recognized actuarial losses	.5	.5	.3
Total	$-	$(.2)	$(.1)

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2013 and 2014 are 4.5% and 3.8%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2012, 2013 and 2014 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

Rate	Years ended December 31,
	2012	2013	2014
Discount rate	4.2%	3.6%	4.5%
Long-term return on plan assets	10.0%	10.0%	7.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligations at December 31, 2013 and 2014 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive income (loss) at December 2013 and 2014. We expect approximately $15.8 million and $.4 million of the unrecognized actuarial losses and prior service costs, respectively, will be recognized as components of our consolidated net periodic defined benefit pension cost in 2015.

The table below details the changes in our consolidated other comprehensive income (loss) during 2012, 2013 and 2014.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$(66.9)	$14.7	$(103.9)
Plan curtailment	-	7.1	-
Settlements	-	-	(.3)
Amortization of unrecognized:
Net actuarial losses	8.3	13.0	10.3
Prior service cost	1.1	1.1	.5
Net transition obligations	.4	.4	.1
Total	$(57.1)	$36.3	$(93.3)

At December 31, 2013 and 2014, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Prior to his death in December 2013, Mr. Simmons was the sole trustee of the CMRT, and he along with the CMRT’s investment committee, of which Mr. Simmons was a member, actively managed the investments of the CMRT.  The CMRT’s long-term investment objective was to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons (prior to his death).  During the history of the CMRT from its inception in 1988 through December 31, 2013, the average annual rate of return was 14%. For the years ended December 31, 2012 and 2013, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily relied on the historical rates of return achieved by the CMRT, although we considered other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns would in the future continue to be achieved over the long-term.

Following the death of Mr. Simmons in December 2013, the Contran board of directors in January 2014 appointed a financial institution as the new directed trustee of the CMRT, and the Contran board appointed five individuals (all executive officers of Contran) as the new investment committee of the CMRT.  The new investment committee is in the process of reallocating to current and/or new investment managers or various mutual funds and comingled funds the portion of the CMRT assets that had previously been under direct and active management by

Mr. Simmons.  Such reallocation will be done prudently over a period of time, given the diverse asset composition of this portion of the portfolio.  Concurrent with this change in investment strategy in which there is no longer a portion of the CMRT’s assets under direct and active management by Mr. Simmons, and considering the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries, beginning in 2014 the assumed long-term rate of return for plan assets invested in the CMRT was reduced to 7.5%.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% and 80% of the assets of the CMRT at December 31, 2013 and 2014, respectively, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2013	2014
	(In millions)
CMRT asset value	$722.8	$715.5
CMRT fair value input:
Level 1	79%	67%
Level 2	4	13
Level 3	17	20
	100%	100%
CMRT asset mix:
Domestic equities, principally publicly traded	53%	48%
International equities, publicly traded	-	11
Fixed income securities, publicly traded	35	32
Privately managed limited partnerships	11	7
Other, primarily cash	1	2
	100%	100%

In determining the expected long-term rate of return on non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●

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

●

In Canada, we currently have a plan asset target allocation of 45% to equity securities, 47% to fixed income securities, 8% to other investments and cash. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The Canadian assets are Level 1 input because they are traded in active markets.

●

In Norway, we currently have a plan asset target allocation of 11% to equity securities, 79% to fixed income securities, 7% to real estate and the remainder primarily to other investments and liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 6%, 3%, 5% and 4%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 10% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

●

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

The composition of our December 31, 2013 and 2014 pension plan assets by fair value level is shown in the table below.  The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plan’s investment in the CMRT.

	Fair Value Measurements at December 31, 2013
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Germany	$247.5	$-	$-	$247.5
Canada:
Local currency equities	24.0	24.0	-	-
Non local currency equities	33.0	33.0	-	-
Local currency fixed income	44.7	44.7	-	-
Global mutual fund	6.1	6.1	-	-
Cash and other	.5	.5	-	-
Norway:
Local currency equities	2.0	2.0	-	-
Non local currency equities	5.2	5.2	-	-
Local currency fixed income	35.0	35.0	-	-
Non local currency fixed income	3.6	3.6	-	-
Real estate	4.8	-	-	4.8
Cash and other	13.2	12.4	-	.8
U.S.
CMRT	15.8	-	15.8	-
Other	11.8	3.4	-	8.4
Total	$447.2	$169.9	$15.8	$261.5

	Fair Value Measurements at December 31, 2014
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Germany	$240.7	$-	$-	$240.7
Canada:
Local currency equities	12.4	12.4	-	-
Non local currency equities	34.4	34.4	-	-
Local currency fixed income	50.3	50.3	-	-
Global mutual fund	10.1	10.1	-	-
Cash and other	.6	.6	-	-
Norway:
Local currency equities	1.9	1.9	-	-
Non local currency equities	5.1	5.1	-	-
Local currency fixed income	29.3	29.3	-	-
Non local currency fixed income	3.8	3.8	-	-
Real estate	4.5	-	-	4.5
Cash and other	10.3	9.2	-	1.1
U.S.
CMRT	15.5	-	15.5	-
Other	11.4	3.6	-	7.8
Total	$430.3	$160.7	$15.5	$254.1

A rollforward of the change in fair value of Level 3 assets follows.

	December 31,
	2013	2014
	(In millions)
Fair value at beginning of year	$238.1	$261.5
Gain on assets held at end of year	11.2	24.5
Gain on assets sold during the year	-	.3
Assets purchased	16.1	16.9
Assets sold	(14.6)	(15.2)
Transfers out	-	-
Currency exchange rate fluctuations	10.7	(33.9)
Fair value at end of year	$261.5	$254.1

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

Years ending December 31,	Amount
(In millions)
2015	$.4
2016	.4
2017	.4
2018	.4
2019	.4
Next 5 years	2.6

The funded status of our OPEB plans is presented in the table below:

	December 31,
	2013	2014
	(In millions)
Change in accumulated OPEB obligations:
Obligations at beginning of the year	$14.6	$8.2
Service cost	.3	.1
Interest cost	.6	.4
Actuarial losses (gains)	(1.6)	.8
Plan amendments	(4.4)	-
Curtailment	(.1)	-
Change in currency exchange rates	(.9)	(.6)
Benefits paid from employer contributions	(.3)	(.4)
Obligations at end of the year	8.2	8.5
Fair value of plan assets	-	-
Funded status	$(8.2)	$(8.5)

Amounts recognized in the balance sheet:
Current accrued pension costs	$(.4)	$(.4)
Noncurrent accrued pension costs	(7.8)	(8.1)
Total	$(8.2)	$(8.5)

Accumulated other comprehensive income:
Net actuarial losses	$3.0	$3.6
Prior service credit	(7.9)	(7.0)
Total	$(4.9)	$(3.4)

The amounts shown in the table above for net actuarial losses and prior service credit at December 31, 2013 and 2014 have not yet been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive income (loss). We expect to recognize approximately $.3 million of unrecognized actuarial losses and $.9 million of prior service credit as components of our periodic OPEB cost in 2015.

At December 31, 2014, the accumulated OPEB obligations for all OPEB plans comprised $.7 million related to U.S. plans and $7.8 million related to our Canadian plan (2013 - $.9 million and $7.3 million, respectively).

In the fourth quarter of 2013, we amended the benefit formula for most Canadian participants of our plans effective January 1, 2014, resulting in a curtailment gain as of December 31, 2013.  Key assumptions including the service cost and benefit duration as of December 31, 2013 and 2014 now reflect these plan revisions to the benefit formula.

The components of our periodic OPEB costs are presented in the table below. The amounts shown below for amortization of prior service credit and recognized actuarial losses for 2012, 2013 and 2014 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2011, 2012 and 2013, respectively, net of deferred income taxes.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net periodic OPEB cost:
Service cost	$.3	$.3	$.1
Interest cost	.6	.6	.4
Amortization of prior service credit	(.6)	(.6)	(.9)
Recognized actuarial losses	.3	.3	.2
Curtailment gain	-	(.6)	-
Total	$.6	$-	$(.2)

The table below details the changes in benefit obligations recognized in accumulated other comprehensive income (loss) during 2012, 2013 and 2014.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain/(loss)	$(.5)	$1.6	$(.8)
Plan amendments/curtailment	-	4.5	-
Amortization of unrecognized:
Net actuarial loss	.3	.3	.2
Prior service cost	(.6)	(1.1)	(.9)
Total	$(.8)	$5.3	$(1.5)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2013 and 2014 are presented in the table below. The weighted average discount rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

	2013	2014
Healthcare inflation:
Initial rate	7.0%	7.0%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2020	2021
Weighted average discount rate	4.6%	3.7%

Assumed health care cost trend rates affect the amounts we report for health care plans. A one percent change in assumed health care trend rates would not have a material effect on the net periodic OPEB cost for 2014 or on the accumulated OPEB obligation at December 31, 2014.

The weighted average discount rate used in determining the net periodic OPEB cost for 2014 was 4.6% (2013 - 3.9%; 2012 - 4.1%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of the assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2013 or 2014.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12 - Other noncurrent liabilities:

	December 31,
	2013	2014
	(In millions)
Reserve for uncertain tax positions	$16.5	$13.1
Employee benefits	12.2	8.1
Insurance claims and expenses	.3	.3
Other	5.5	5.3
Total	$34.5	$26.8

Note 13 - Stockholders’ equity:

Long-term incentive compensation plan - Prior to 2012, we had a long-term incentive compensation plan that provided for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to 150,000 shares of our common stock could be issued pursuant to this plan. During 2012 we awarded an aggregate of 4,500 shares of our common stock pursuant to this plan to members of our board of directors. In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan that would provide for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. The new plan was approved at our May 2012 shareholder meeting and shortly thereafter the prior long-term incentive compensation plan terminated. We awarded 7,000 and 8,000 shares, respectively, under this new plan in 2013 and 2014, and 185,000 shares are available for future award under this new plan at December 31, 2014.

Stock repurchase program – Prior to 2012, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We would use cash on hand or other sources of liquidity to acquire the shares. Repurchased shares will be added to our treasury and cancelled.

During 2013 we repurchased 49,000 shares in market transactions for an aggregate of $.7 million in cash.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At December 31, 2014 an additional 1,951,000 shares are available for repurchase under this authorization.

Accumulated other comprehensive loss - Changes in accumulated other comprehensive income for 2012, 2013 and 2014 are presented in the table below.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of year	$5.1	$4.2	$10.8
Other comprehensive income (loss):
Unrealized gains(losses) arising during the year	(5.5)	5.3	(13.7)
Less reclassification adjustment for amounts included in realized loss	4.6	1.3	-
Balance at end of year	$4.2	$10.8	$(2.9)

Currency translation:
Balance at beginning of year	$(91.8)	$(63.5)	$(56.8)
Other comprehensive income (loss)	28.3	6.7	(103.0)
Balance at end of year	$(63.5)	$(56.8)	$(159.8)

Defined benefit pension plans:
Balance at beginning of year	$(99.2)	$(137.3)	$(109.4)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	7.0	10.0	7.2
Net actuarial gain (loss) arising during year	(45.1)	12.6	(73.2)
Plan curtailment	-	5.3	-
Balance at end of year	$(137.3)	$(109.4)	$(175.4)

OPEB plans:
Balance at beginning of year	$.1	$(.5)	$3.4
Other comprehensive (income) loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.2)	(.6)	(.5)
Net actuarial gain (loss) arising during year	(.4)	1.2	(.6)
Plan amendments	-	3.3	-
Balance at end of year	$(.5)	$3.4	$2.3

Total accumulated other comprehensive loss:
Balance at beginning of year	$(185.8)	$(197.1)	$(152.0)
Other comprehensive income (loss)	(11.3)	45.1	(183.8)
Balance at end of year	$(197.1)	$(152.0)	$(335.8)

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

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2013	2014
	(In millions)
Current receivable from affiliate:
LPC	$14.2	$13.0
Income taxes receivable from Valhi	-	3.5
Other	-	1.5
	$14.2	$18.0
Current payables to affiliates:
LPC	$21.1	$19.9
Income taxes payable to Valhi	.5	-
Other	.1	-
Total	$21.7	$19.9

Note payable to Contran - noncurrent	$170.0	$-

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard:

●

In November 2010, we entered into an unsecured revolving demand promissory note with Valhi whereby, as amended, we have agreed to loan Valhi up to $100 million.  Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2016.  The amount of our outstanding loans to Valhi at any time is at our discretion.  As of December 31, 2013 and 2014, we had no outstanding loans to Valhi under this promissory note; and

●

In February 2013, we entered into a promissory note with Contran in which we borrowed $190 million on this note and subsequently repaid $20 million during 2013.  We prepaid and cancelled this note payable to Contran in February 2014 using a portion of the net proceeds of our new term loan.  See Note 9.

Interest income (including unused commitment fees) on our loan to Valhi was $7.1 million in 2012, $.5 million in 2013 and $.5 million in 2014.  Interest expense on our loan from Contran was $11.7 million in 2013 and $1.6 million in 2014.

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 5. Purchases of TiO2 from LPC were $250.2 million in 2012, $224.5 million in 2013 and $193.1 million in 2014. Sales of feedstock to LPC were $143.7 million in 2012, $141.1 million in 2013 and $98.4 million in 2014.

Under the terms of various intercorporate services agreements (ISAs) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The net ISA fee charged to us, approved by the independent members of our board of directors, is included in selling, general and administrative expense and corporate expense and was $11.2 million in 2012, $12.9 million in 2013 and $12.3 million in 2014. This agreement is renewed annually and we expect to pay approximately $13.4 million under the ISA during 2015.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI by us and our joint venture were $12.0 million in 2012, $11.3 million in 2013 and $10.7 million in 2014. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2015.

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

Note 15 - Commitments and contingencies:

Environmental matters - Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

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

In 2013 we entered into a settlement agreement with the class plaintiffs in the consolidated complaint,  Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB). Without admitting any fault or wrongdoing, we agreed to pay an aggregate of $35 million (which was paid in 2014), and we and the other defendants have been dismissed with prejudice from this matter.  Other operating expense in 2013 includes a $35 million charge related to this settlement.

In March 2013, we were served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI). The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc. As amended by plaintiffs’ second amended complaint, plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon, South Carolina, Tennessee and Wisconsin that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002. The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct. The case is now proceeding in the trial court. We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.

In November 2013, we were served with the complaint, The Valspar Corporation, et al  v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  The plaintiff opted out of the settlement in the original lawsuit, Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB) and filed its own lawsuit against the defendants.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In October 2014, the court granted our motion to transfer, and the case is now proceeding in the trial court in the United States District Court for the Southern District of Texas, Case No. 4:14-cv-01130.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.

Concentrations of credit risk - Sales of TiO2 accounted for approximately 90% of our sales in each of 2012, 2013 and 2014. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 4,000 customers, with the top ten customers approximating 34% of net sales in both 2012 and 2013 and 35% in 2014. In each of 2012, 2013 and 2014 one customer, Behr Process Corporation, accounted for approximately 10% of our net sales. The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2012	2013	2014
Europe	47%	49%	50%
North America	35%	33%	33%

Long-term contracts - We have long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2016. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $532 million over the life of the contracts in years subsequent to December 31, 2014. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $164 million at December 31, 2014.

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

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $16 million in 2012, $15 million in 2013 and $16 million in 2014. At December 31, 2014, future minimum payments under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2015	$9.7
2016	8.0
2017	4.7
2018	3.5
2019	3.2
2020 and thereafter	21.6
Total	$50.7

Approximately $16 million of the $50.7 million aggregate future minimum rental commitments at December 31, 2014 relates to our Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2014. As discussed above, any change in the rent is based solely on negotiations between Bayer and us, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

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

Note 16 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2013 and 2014:

	Fair value measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2013
Currency forward contracts	$(1.0)	$(1.0)	$-	$-
Noncurrent marketable securities (See Note 6)	30.4	30.4	-	-
December 31, 2014
Currency forward contracts	$(4.2)	$(4.2)	$-	$-
Noncurrent marketable securities (See Note 6)	11.1	11.1	-	-

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

At December 31, 2014, we had currency forward contracts to exchange:

•

an aggregate $37.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.75 to kroner 7.11 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature at a rate of $2.7 million to $5.0 million per month in certain months from January 2015 through December 2015; and

•

an aggregate €31.7 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.52 to kroner 8.81 per euro.  These contracts with DnB Nor Bank ASA mature at a rate of €1.1  to €5.0 million per month in certain months from February 2015 through December 2015.

The estimated fair value of such currency forward contracts at December 31, 2014 was a $4.2 million net liability, of which $4.2 million is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet, with a corresponding $4.2 million currency transaction loss in our Consolidated Statement of Operations (2013 - $1.0 million net liability, of which $.2 million was recognized as part of accounts and other receivables and $1.2 million was recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet, with a corresponding $1.0 million currency transaction loss in our Consolidated Statement of Operations).  We did not use hedge accounting for any of our contracts to the extent we held such contracts during 2012, 2013 and 2014.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2013 and 2014.

	December 31, 2013		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$63.8	$63.8	$169.9	$169.9
Notes payable and long-term debt:
Variable rate:
Term loan	-	-	345.9	341.5
Note payable to Contran	170.0	170.0	-	-
North American credit facility	11.1	11.1	-	-
Common stockholders' equity	935.1	2,207.2	781.1	1,508.7

At December 31, 2014, the estimated market price of our term loan was $983.1 per $1,000 principal amount.  The fair value of our term loan was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the term loan trades were not active.  The fair values of our note payable to Contran and our European credit facility represent Level 2 inputs, and are deemed to approximate book value.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 1 and 6.

Note 17 - Recent accounting pronouncements:

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

Note 18 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Year ended December 31, 2013
Net sales	$463.6	$481.1	$419.1	$368.6
Gross margin	3.9	9.6	47.2	51.5
Net income (loss)	(41.1)	(33.9)	(29.9)	2.9
Basic and diluted income (loss) per share	$(.35)	$(.29)	$(.26)	$.03
Year ended December 31, 2014
Net sales	$420.1	$443.5	$414.8	$373.5
Gross margin	80.5	93.8	95.7	79.7
Net income	14.3	33.1	31.9	19.9
Basic and diluted income per share	$.12	$.29	$.28	$.17

We recognized the following amounts during 2013:

•	a $6.6 million pre-tax charge related to the February voluntary prepayment of an aggregate $290 million principal amount of our term loan in the first quarter (see Note 9),
•	a $35 million pre-tax litigation settlement charge included in corporate expense in the third quarter (see Note 15),
•	a $2.3 million pre-tax charge related to the July voluntary prepayment of the remaining $100 million principal amount of our term loan in the third quarter (see Note 9),
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

In 2014 we recognized a non-cash income tax benefit of $5.7 million in the second quarter of 2014 related to a net reduction in our reserve for uncertain tax positions.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.