Form 10-Q
period 2015-03-31
KRONOS WORLDWIDE INC
filed 2015-05-07
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Number of shares of the Registrant’s common stock outstanding on April 30, 2015: 115,872,598.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2014	2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167.7	$121.4
Restricted cash	2.2	1.5
Accounts and other receivables	278.2	286.3
Inventories, net	423.6	394.0
Prepaid expenses and other	8.2	7.7
Deferred income taxes	6.3	6.2

Total current assets	886.2	817.1

Other assets:
Investment in TiO2 manufacturing joint venture	89.0	77.8
Marketable securities	11.1	10.8
Deferred income taxes	165.4	159.4
Other	11.1	9.3

Total other assets	276.6	257.3

Property and equipment:
Land	42.6	38.3
Buildings	220.6	199.3
Equipment	1,035.6	936.7
Mining properties	116.7	110.8
Construction in progress	24.4	23.8

	1,439.9	1,308.9
Less accumulated depreciation and amortization	960.2	878.8

Net property and equipment	479.7	430.1

Total assets	$1,642.5	$1,504.5

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2014	2015
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.9	$3.9
Accounts payable and accrued liabilities	222.5	178.2
Income taxes	7.8	8.4
Deferred income taxes	3.7	3.3

Total current liabilities	237.9	193.8

Noncurrent liabilities:
Long-term debt	344.7	344.7
Deferred income taxes	6.8	6.5
Accrued pension cost	237.1	208.7
Accrued postretirement benefits cost	8.1	7.6
Other	26.8	24.7

Total noncurrent liabilities	623.5	592.2

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.6	1,398.6
Retained deficit	(282.9)	(281.9)
Accumulated other comprehensive loss	(335.8)	(399.4)

Total stockholders' equity	781.1	718.5

Total liabilities and stockholders' equity	$1,642.5	$1,504.5

Commitments and contingencies (Notes 8 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2014	2015
	(unaudited)
Net sales	$420.1	$365.1
Cost of sales	339.6	287.7

Gross margin	80.5	77.4

Selling, general and administrative expense	49.1	43.4
Other operating income (expense):
Currency transaction gains (losses), net	(2.7)	1.6
Other operating expense, net	(2.7)	(3.4)

Income from operations	26.0	32.2

Other income (expense):
Interest and dividend income	.2	.2
Interest expense	(4.0)	(4.6)

Income before income taxes	22.2	27.8

Income tax expense	7.9	9.4

Net income	$14.3	$18.4

Net income per basic and diluted share	$.12	$.16

Cash dividends per share	$.15	$.15

Weighted average shares used in the calculation of net income per share	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2014	2015
	(unaudited)
Net income	$14.3	$18.4

Other comprehensive income (loss), net of tax:
Marketable securities	(10.6)	(.5)
Currency translation	(2.6)	(65.6)
Defined benefit pension plans	1.9	2.6
Other postretirement benefit plans	(.1)	(.1)

Total other comprehensive loss, net	(11.4)	(63.6)

Comprehensive income (loss)	$2.9	$(45.2)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2015

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2014	$1.2	$1,398.6	$(282.9)	$(335.8)	$781.1

Net income	-	-	18.4	-	18.4
Other comprehensive loss, net of tax	-	-	-	(63.6)	(63.6)
Dividends paid	-	-	(17.4)	-	(17.4)

Balance at March 31, 2015	$1.2	$1,398.6	$(281.9)	$(399.4)	$718.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income	$14.3	$18.4
Depreciation and amortization	12.6	11.0
Deferred income taxes	9.4	2.3
Benefit plan expense greater (less) than cash funding	(1.9)	-
Distributions from TiO2 manufacturing joint venture, net	4.5	11.2
Other, net	1.4	3.3
Change in assets and liabilities:
Accounts and other receivables	(61.2)	(40.3)
Inventories	8.6	(8.3)
Prepaid expenses	(1.9)	(.3)
Accounts payable and accrued liabilities	3.9	(18.6)
Income taxes	.4	(2.1)
Accounts with affiliates	7.5	13.3
Other, net	(.1)	.1

Net cash used in operating activities	(2.5)	(10.0)

Cash flows from investing activities:
Capital expenditures	(16.3)	(11.7)
Change in restricted cash, net	.6	.7

Net cash used in investing activities	(15.7)	(11.0)

Cash flows from financing activities:
Indebtedness:
Borrowings	429.3	1.3
Principal payments	(262.3)	(.9)
Deferred financing fees	(6.1)	-
Dividends paid	(17.4)	(17.4)

Net cash provided by (used in) financing activities	143.5	(17.0)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended
	March 31,
	2014	2015
	(unaudited)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$125.3	$(38.0)
Currency translation	(.1)	(8.3)
Balance at beginning of period	53.8	167.7

Balance at end of period	$179.0	$121.4

Supplemental disclosures -
Cash paid for:
Interest, net of capitalized interest	$3.1	$4.4
Income taxes	1.9	6.9
Accrual for capital expenditures	4.6	2.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2015, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the Securities and Exchange Commission (SEC) on March 12, 2015 (2014 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2015 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	March 31,
	2014	2015
	(In millions)
Trade receivables	$230.9	$256.5
Receivable from affiliates:
Louisiana Pigment Company, L.P.	13.0	-
Income taxes, net - Valhi	3.5	1.2
Other	1.5	2.1
Recoverable VAT and other receivables	23.4	17.2
Refundable income taxes	7.5	10.2
Allowance for doubtful accounts	(1.6)	(.9)

Total	$278.2	$286.3

Note 3 - Inventories, net:

	December 31,	March 31,
	2014	2015
	(In millions)
Raw materials	$76.0	$76.7
Work in process	32.9	33.0
Finished products	252.5	228.1
Supplies	62.2	56.2

Total	$423.6	$394.0

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss
		(In millions)
December 31, 2014
Valhi common stock	1	$11.0	$15.3	$(4.3)
NL and CompX common stocks	1.1		.1	-
Total		$11.1	$15.4	$(4.3)

March 31, 2015
Valhi common stock	1	$10.7	$15.3	$(4.6)
NL and CompX common stocks	1.1		.1	-
Total		$10.8	$15.4	$(4.6)

At December 31, 2014 and March 31, 2015, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2014 and March 31, 2015, the quoted per share market price of Valhi’s common stock was $6.41 and $6.23, respectively.

With respect to our investment in Valhi stock, our cost basis has exceeded its market value since March 2014, but we consider such decline in market price to be temporary at March 31, 2015.  We considered all available evidence in reaching this conclusion, including our ability and intent to hold this investment for a reasonable period of time sufficient for the recovery of fair value, as evidenced by the amount of liquidity we currently have with cash on hand.  We will continue to monitor the quoted market price for this investment.  In this regard, as of April 30, 2015, the aggregate quoted market price for our shares of Valhi common stock was $4.0 million less than our aggregate cost basis.  If we conclude in the future that a decline in value of one or more of these securities was other than temporary, we would recognize impairment through an income statement charge at that time.  Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	March 31,
	2014	2015
	(In millions)
Deferred financing costs, net	$6.8	$6.2
Other	4.3	3.1

Total	$11.1	$9.3

Note 6 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2014	2015
	(In millions)
Accounts payable	$121.4	$97.2
Employee benefits	24.6	20.3
Accrued sales discounts and rebates	14.8	10.5
Accrued interest	.5	.1
Payable to affiliates:
Louisiana Pigment Company, L.P.	19.9	11.6
Other	41.3	38.5

Total	$222.5	$178.2

Note 7 - Long-term debt:

	December 31,	March 31,
	2014	2015
	(In millions)
Term loan	$345.9	$345.1
Other	2.7	3.5
Total debt	348.6	348.6
Less current maturities	3.9	3.9
Total long-term debt	$344.7	$344.7

Term loan – During the first three months of 2015, we made our required quarterly principal payment of $.9 million.  The average interest rate on the term loan borrowings as of and for the quarter ended March 31, 2015 was 4.75%.  The carrying value of the term loan at March 31, 2015 includes unamortized original issue discount of $1.4 million.

Revolving credit facilities - Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2015 and the net debt to EBITDA financial test, our borrowing availability at March 31, 2015 is approximately 59% of the credit facility, or €71 million ($77 million).  In addition, at March 31, 2015 we had approximately $94.8 million available for borrowing under our North American revolving facility.

Other - We are in compliance with all of our debt covenants at March 31, 2015.

Note 8 - Income taxes:

	Three months ended
	March 31,
	2014	2015
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$7.8	$9.7
Non-U.S. tax rates	(.7)	(1.1)
Incremental tax on earnings of non-U.S. companies	(.1)	.4
Domestic manufacturing credit	.5	(.3)
U.S. state income tax and other, net	.4	.7

Total	$7.9	$9.4

	Three months ended
	March 31,
	2014	2015
	(In millions)
Comprehensive provision for income taxes allocable to:
Net income	$7.9	$9.4
Other comprehensive income (loss):
Marketable securities	(5.3)	(.1)
Currency translation	(.7)	(16.3)
Pension plans	.9	1.2
OPEB plans	(.1)	-

Total	$2.7	$(5.8)

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

Note 9 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2014	2015
	(In millions)
Service cost	$2.6	$2.9
Interest cost	5.7	4.0
Expected return on plan assets	(5.4)	(4.6)
Amortization of prior service cost	.2	.2
Recognized actuarial losses	2.6	3.5

Total	$5.7	$6.0

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended
	March 31,
	2014	2015
	(In millions)
Interest cost	$.1	$.1
Amortization of prior service credit	(.2)	(.2)
Recognized actuarial loss	.1	.1

Total	$-	$-

Contributions - We expect our 2015 contributions for our pension and other postretirement plans to be approximately $19 million.

Note 10 - Other noncurrent liabilities:

	December 31,	March 31,
	2014	2015
	(In millions)
Reserve for uncertain tax positions	$13.1	$12.5
Employee benefits	8.1	7.1
Insurance claims and expenses	.3	.3
Other	5.3	4.8

Total	$26.8	$24.7

Note 11 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2015 are presented in the table below.

	Three months ended
	March 31,
	2014	2015
	(In millions)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$10.8	$(2.9)
Other comprehensive loss - unrealized losses arising during the year	(10.6)	(.5)
Balance at end of period	$.2	$(3.4)

Currency translation:
Balance at beginning of period	$(56.8)	$(159.8)
Other comprehensive loss	(2.6)	(65.6)
Balance at end of period	$(59.4)	$(225.4)

Defined benefit pension plans:
Balance at beginning of period	$(109.4)	$(175.4)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	1.9	2.6
Balance at end of period	$(107.5)	$(172.8)

OPEB plans:
Balance at beginning of period	$3.4	$2.3
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)
Balance at end of period	$3.3	$2.2

Total accumulated other comprehensive loss:
Balance at beginning of period	$(152.0)	$(335.8)
Other comprehensive loss	(11.4)	(63.6)
Balance at end of period	$(163.4)	$(399.4)

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

Please refer to our 2014 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 13 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2014 and March 31, 2015:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In millions)
Asset (liability)
December 31, 2014
Currency forward contracts	$(4.2)	$(4.2)	$-	$-
Noncurrent marketable securities (See Note 4)	11.1	11.1	-	-

March 31, 2015
Currency forward contracts	$(4.5)	$(4.5)	$-	$-
Noncurrent marketable securities (See Note 4)	10.8	10.8	-	-

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transaction gains and losses.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At March 31, 2015, we had currency forward contracts to exchange:

●

an aggregate €15.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.53 to kroner 8.56 per euro.  These contracts with DnB Nor Bank ASA mature at a rate of €5.0 million per quarter from June 2015 through December 2015 and

●

an aggregate $16.2 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.75 to kroner 7.11 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature at a rate of $2.7 to $5.0 million per month in certain months from May 2015 to December 2015.

The estimated aggregate fair value of our currency forward contracts at March 31, 2015 was a $4.5 million net liability which is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet.  There is also a corresponding net $4.5 million currency transaction loss recognized in our Condensed Consolidated Statement of Operations.  We are not currently using hedge accounting for our outstanding currency forward contracts at March 31, 2015, and we did not use hedge accounting for any of such contracts we previously held in 2014.  Accordingly, changes in the aggregate fair value of currency forward contracts we hold are recognized as a currency transaction gain or loss.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2014 and March 31, 2015.

	December 31, 2014		March 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash	$169.9	$169.9	$122.9	$122.9
Notes payable and long-term debt:
Variable rate:
Term loan	345.9	341.5	345.1	350.8
Common stockholders' equity	781.1	1,508.7	718.5	1,465.8

At March 31, 2015, the estimated market price of our term loan was $1,012.50 per $1,000 principal amount.  The fair value of our term loan is based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 14 - Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning with the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the Standard.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs (or deferred financing costs) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Currently, such unamortized debt issue costs are generally presented as a noncurrent asset.  However, to the extent an entity has unamortized debt issuance costs associated with an unfunded debt liability, such as an undrawn revolving line of credit, such unamortized debt issue costs would continue to be recognized as an asset since there is no liability recognized from which such unamortized debt issue costs can be deducted.  The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition, measurement or amortization of debt issuance costs; therefore, the standard will not have a material effect on our Condensed Consolidated Financial Statements.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and the new guidance will be applied on a retrospective basis, although we have not yet determined when we will adopt the standard.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF    OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the three months ended March 31, 2015, approximately one-half of our sales volumes were into European markets.  Our production facilities are located in Europe and North America.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in global GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe that our customers’ inventory levels are influenced in part by their expectations for future changes in TiO2 market selling prices as well as their expectations for future availability of product.  Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products, with price and availability being the most significant competitive factors along with quality and customer service.

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

Executive summary

We reported net income of $18.4 million, or $.16 per share, in the first quarter of 2015 as compared to $14.3 million, or $.12 per share, in the first quarter of 2014.  Our net income in the first quarter of 2015 is higher principally due to the net effects of higher income from operations resulting from higher sales and production volumes, lower raw material and other production costs, a favorable net effect of changes in currency exchange rates and lower average selling prices in 2015.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products
●	The extent of the dependence of certain of our businesses on certain market sectors
●	The cyclicality of our business
●	Customer and producer inventory levels
●	Unexpected or earlier-than-expected industry capacity expansion
●	Changes in raw material and other operating costs (such as ore and energy costs)
●	Changes in the availability of raw materials (such as ore)
●	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
●	Competitive products and substitute products
●	Customer and competitor strategies
●	Potential consolidation of our competitors
●	Potential consolidation of our customers
●	The impact of pricing and production decisions
●	Competitive technology positions
●	The introduction of trade barriers
●	Possible disruption of our business, or increases in our cost of doing business, resulting from terrorist activities or global conflicts
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

Results of operations

Current industry conditions

Due to competitive pressures, our average selling prices decreased throughout 2014 and the first quarter of 2015.  Our average selling prices at the end of the first quarter of 2015 were 7% lower than at the end of 2014, with lower prices in all major markets.  We experienced higher sales volumes in all major markets, particularly in European and export markets, in the first quarter of 2015 as compared to the first quarter of 2014 as demand has generally been stable.

We operated our production facilities at overall average capacity utilization rates of 93% in the first quarter of 2015 compared to approximately 90% in the first quarter of 2014.  Our production capacity utilization rates in the first quarter of 2014 were impacted by a union labor lockout at our Canadian production facility that ended in December 2013, as restart of production at the facility did not begin until February 2014.  Our production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and continuing into the first quarter of 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2014 and into the first quarter of 2015.  Consequently, our cost of sales per metric ton of TiO2 sold in the first quarter of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2014 (excluding the effect of changes in currency exchange rates).

Quarter ended March 31, 2015 compared to the quarter ended March 31, 2014

	Three months ended March 31,
	2014		2015
	(Dollars in millions)
Net sales	$420.1	100%	$365.1	100%
Cost of sales	339.6	81	287.7	79
Gross margin	80.5	19	77.4	21
Other operating income and expense, net	54.5	13	45.2	12
Income from operations	$26.0	6%	$32.2	9%

				% Change
TiO2 operating statistics:
Sales volumes*	122		131	7%
Production volumes*	120		125	4%
Percentage change in net sales:
TiO2 product pricing				(11)%
TiO2 sales volumes				7
TiO2 product mix				(1)
Changes in currency exchange rates				(8)
Total				(13)%

*	Thousands of metric tons

Net sales - Net sales in the first quarter of 2015 decreased 13%, or $55.0 million, compared to the first quarter of 2014 primarily due to the net effects of an 11% decrease in average TiO2 selling prices (which decreased net sales by approximately $46 million) and a 7% increase in sales volumes (which increased net sales by approximately $29 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 7% in the first quarter of 2015 as compared to the first quarter of 2014 due to higher sales in all major markets, particularly in certain export and European markets.  We estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $33 million as compared to the first quarter of 2014.

Cost of sales - Cost of sales decreased $51.9 million or 15% in the first quarter of 2015 compared to 2014 due to the net impact of lower raw materials and other production costs of approximately $21 million (primarily caused by lower third-party feedstock ore costs), a 7% increase in sales volumes, a 4% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 79% in the first quarter of 2015 compared to 81% in the same period of 2014, as the favorable effect of lower raw material costs and efficiencies related to higher production volumes more than offset the unfavorable impact of lower average selling prices, as discussed above.

Gross margin and income from operations - Income from operations increased by $6.2 million, from $26.0 million in the first quarter of 2014 to $32.2 million in the first quarter of 2015.  Income from operations as a percentage of net sales increased to 9% in the first quarter of 2015 from 6% in the same period of 2014.  This increase was driven by the increase in gross margin percentage, which increased to 21% for the first quarter of 2015 compared to 19% for the first quarter of 2014.  As discussed and quantified above, our gross margin percentage increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, higher sales volumes and lower selling prices.  While our gross margin percentage was higher in the first quarter of 2015 compared to the first quarter of 2014, our gross margin dollars were lower, as the favorable impact of higher sales and production volumes, lower manufacturing costs and the effect of changes in currency exchange rates was more than offset by the unfavorable impact of lower average selling prices.  We estimate that changes in currency exchange rates increased income from operations by approximately $14 million in the first quarter of 2015 as compared to the same period in 2014, as discussed below.

Other non-operating income (expense) - Interest expense increased $.6 million from $4.0 million in the first quarter of 2014 to $4.6 million in the first quarter of 2015 primarily due to higher average debt levels in the first quarter of 2015. We currently expect our interest expense for all of 2015 will be comparable to 2014, due to expected comparable annual average debt levels resulting from the term loan we issued in February 2014.  See Note 7 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $9.4 million in the first quarter of 2015 compared to $7.9 million in the same period last year.  This increase in our income tax expense in the first quarter of 2015 is primarily due to our increased earnings.  See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.  For interim financial reporting purposes, we apply an effective tax rate methodology in determining our provision for income taxes.  Generally, we expect the effective tax rate associated with our non-US earnings to be lower than our U.S. statutory rate of 35%.  The decrease in our effective tax rate in the first quarter of 2015 is primarily due to the relative impact of our domestic production tax credit and our non-US earnings, in each case as a percentage of the reported amount of our pre-tax income in the periods presented.

We have substantial net operating loss carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014).  At March 31, 2015, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German and Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Effects of Currency Exchange Rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 13 to our Condensed Consolidated Financial Statements, we periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates three months ended March 31, 2015 vs March 31, 2014
	Transaction gains/losses recognized			Translation gain/loss - impact of rate changes	Total currency impact 2015 vs 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(33)	$(33)
Income from operations	(3)	2	5	9	14

The $33 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian kroner in 2015 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $14 million increase in income from operations was comprised of the following:

•

approximately $5 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian kroner and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a greater amount of local currency in 2015 as compared to 2014, and

•

approximately $9 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian kroner, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014.  Overall, the strengthening of the U.S. dollar relative to the euro in 2015 did not have a significant translational impact on our income from operations, as the reduction in net sales caused by such strengthening was substantially offset by the effect of our euro-denominated operating costs being translated into fewer U.S. dollars in 2015.

Outlook

During the first quarter of 2015 we operated our production facilities at 93% of practical capacity.  While we expect our production volumes to be higher in 2015 as compared to 2014, we expect to continue to operate below full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2015 as compared to 2014.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 continuing into 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold in the first quarter of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2014 (excluding the effect of changes in currency exchange rates).  While we expect our cost of sales per metric ton of TiO2 sold for the remainder of 2015 will be comparable to such per-metric ton cost in the first quarter of 2015, such per-metric ton cost for the remainder of 2015 is expected to continue to be slightly lower as compared to the same periods in 2014 (excluding the effect of changes in currency exchange rates).

We started 2015 with selling prices 9% lower than the beginning of 2014, and prices declined by an additional 7% in the first quarter of 2015.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2015, we continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

Overall, we currently expect that income from operations in 2015 will be comparable to 2014, as the favorable effect of higher sales volumes and moderating raw material costs will be mostly offset by the effects of lower anticipated average selling prices (since our average selling prices at the beginning of 2015 were 9% lower than the beginning of 2014).

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital.  Cash used in operating activities was $10.0 million in the first three months of 2015 compared to $2.5 million in the first three months of 2014.  This $7.5 million increase in the amount of cash used was primarily due to the net effects of the following:

●	higher income from operations in 2015 of $6.2 million,
●	a higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2015 of $10.0 million as compared to 2014,
●	higher net cash paid for income taxes in 2015 of $5.0 million primarily due to the timing of tax payments, and
●	higher net distributions from our TiO2 manufacturing joint venture in 2015 of $6.7 million, primarily due to the timing of the joint venture’s working capital needs.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

●

Our average days sales outstanding, or DSO, increased from December 31, 2014 to March 31, 2015, due to higher accounts receivable resulting from higher sales volumes in 2015 partially offset by the effect of lower sales prices in the first quarter of 2015 as compared to the fourth quarter of 2014, and

●	Our average days sales in inventory, or DSI, decreased from December 31, 2014 to March 31, 2015 principally due to lower inventory volumes and lower inventory raw material costs.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2013	March 31, 2014	December 31, 2014	March 31, 2015
DSO	62 days	67 days	61 days	67 days
DSI	75 days	65 days	76 days	71 days

Investing activities

Our capital expenditures of $16.3 million and $11.7 million in the three months ended March 31, 2014 and 2015, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the three months ended March 31, 2015, we paid quarterly dividends to stockholders aggregating $.15 per share ($17.4 million).

Outstanding debt obligations

At March 31, 2015, our consolidated debt comprised:

●	$346.5 million aggregate borrowing under our term loan ($345.1 million carrying amount, net of unamortized original issue discount) due in February 2020, and
●	approximately $3.5 million of other indebtedness.

Our North American and European revolvers and our term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2015) are discussed in Note 9 to our Consolidated Financial Statements included in our 2014 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2015.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At March 31, 2015, we had aggregate cash, cash equivalents and restricted cash on hand of $122.9 million, of which $57.9 million was held by non-U.S. subsidiaries.  At March 31, 2015, we had approximately $94.8 million available for borrowing under our North American revolving credit facility.  Based on the terms of our European credit facility (including the net debt to EBITDA financial test discussed above), and the borrowers’ EBITDA over the last twelve months ending March 31, 2015, our borrowing availability at March 31, 2015 under this facility is approximately 59% of the credit facility, or €71 million ($77 million).  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2016) and our long-term obligations (defined as the five-year period ending March 31, 2020, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $68 million in capital expenditures to maintain and improve our existing facilities during 2015, including the $11.7 million we have spent through March 31, 2015.

Stock repurchase program

In December 2010 our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2015, we have 1,951,000 shares available for repurchase.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2014 Annual Report.

Commitments and contingencies

See Notes 8 and 12 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

See Note 14 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices.  There have been no material changes in these market risks since we filed our 2014 Annual Report, and refer you to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2014 Annual Report.  See also Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Bobby D. O’Brien, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of our equity method investees and (ii) internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X.  However, our assessment of internal control over financial reporting with respect to our equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12 of the Condensed Consolidated Financial Statements and our 2014 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2014 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2015.

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

Kronos Worldwide, Inc.
(Registrant)
Date: May 6, 2015	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 6, 2015	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)