Form 10-Q
period 2015-09-30
KRONOS WORLDWIDE INC
filed 2015-11-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

Number of shares of the Registrant’s common stock outstanding on October 30, 2015: 115,880,598.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2014	2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167.7	$126.8
Restricted cash	2.2	1.4
Accounts and other receivables	278.2	248.3
Inventories, net	423.6	385.4
Prepaid expenses and other	8.2	10.3
Deferred income taxes	6.3	9.0

Total current assets	886.2	781.2

Other assets:
Investment in TiO2 manufacturing joint venture	89.0	81.4
Marketable securities	11.1	3.3
Deferred income taxes	165.4	7.0
Other	11.1	8.5

Total other assets	276.6	100.2

Property and equipment:
Land	42.6	38.7
Buildings	220.6	201.0
Equipment	1,035.6	952.9
Mining properties	116.7	102.7
Construction in progress	24.4	32.1

	1,439.9	1,327.4
Less accumulated depreciation and amortization	960.2	896.1

Net property and equipment	479.7	431.3

Total assets	$1,642.5	$1,312.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2014	2015
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.9	$3.8
Accounts payable and accrued liabilities	222.5	195.3
Income taxes	7.8	5.4
Deferred income taxes	3.7	.2

Total current liabilities	237.9	204.7

Noncurrent liabilities:
Long-term debt	344.7	342.9
Deferred income taxes	6.8	8.8
Accrued pension cost	237.1	211.9
Accrued postretirement benefits cost	8.1	7.2
Other	26.8	29.5

Total noncurrent liabilities	623.5	600.3

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.6	1,398.7
Retained deficit	(282.9)	(488.2)
Accumulated other comprehensive loss	(335.8)	(404.0)

Total stockholders' equity	781.1	507.7

Total liabilities and stockholders' equity	$1,642.5	$1,312.7

Commitments and contingencies (Notes 8 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Net sales	$414.8	$336.5	$1,278.4	$1,061.8
Cost of sales	319.1	293.3	1,008.4	894.7

Gross margin	95.7	43.2	270.0	167.1

Selling, general and administrative expense	47.7	42.3	145.9	137.3
Other operating income (expense):
Currency transaction gains (losses), net	2.9	(.7)	2.8	.6
Other operating expense, net	(3.0)	(3.4)	(8.7)	(11.8)

Income (loss) from operations	47.9	(3.2)	118.2	18.6

Other income (expense):
Interest and dividend income	.2	.3	.7	.6
Securities transactions, net	-	(12.0)	-	(12.0)
Interest expense	(3.9)	(4.3)	(12.6)	(13.3)

Income (loss) before income taxes	44.2	(19.2)	106.3	(6.1)

Income tax expense (benefit)	12.3	(7.4)	27.0	147.1

Net income (loss)	$31.9	$(11.8)	$79.3	$(153.2)

Net income (loss) per basic and diluted share	$.28	$(.10)	$.68	$(1.32)

Cash dividends per share	$.15	$.15	$.45	$.45

Weighted average shares used in the calculation of net income (loss) per share	115.9	115.9	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Net income (loss)	$31.9	$(11.8)	$79.3	$(153.2)

Other comprehensive income (loss), net of tax:
Marketable securities	-	3.6	(13.2)	2.9
Currency translation	(46.7)	(18.0)	(53.6)	(77.5)
Interest rate swap	-	(3.7)	-	(3.7)
Defined benefit pension plans	1.9	3.4	5.7	10.4
Other postretirement benefit plans	(.2)	(.1)	(.4)	(.3)

Total other comprehensive loss, net	(45.0)	(14.8)	(61.5)	(68.2)

Comprehensive income (loss)	$(13.1)	$(26.6)	$17.8	$(221.4)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2015

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2014	$1.2	$1,398.6	$(282.9)	$(335.8)	$781.1

Net loss	-	-	(153.2)	-	(153.2)
Other comprehensive loss, net of tax	-	-	-	(68.2)	(68.2)
Issuance of common stock	-	.1	-	-	.1
Dividends paid	-	-	(52.1)	-	(52.1)

Balance at September 30, 2015	$1.2	$1,398.7	$(488.2)	$(404.0)	$507.7

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$79.3	$(153.2)
Depreciation and amortization	37.6	32.1
Deferred income taxes	20.6	138.6
Securities transactions, net	-	12.0
Benefit plan expense greater than cash funding	.1	4.3
Distributions from TiO2 manufacturing joint venture, net	13.2	7.6
Other, net	2.3	5.9
Change in assets and liabilities:
Accounts and other receivables	(77.2)	(2.1)
Inventories	(7.1)	1.6
Prepaid expenses	(2.5)	(3.0)
Accounts payable and accrued liabilities	(40.2)	(7.4)
Income taxes	(1.9)	.8
Accounts with affiliates	5.0	10.3
Other, net	(2.7)	2.6

Net cash provided by operating activities	26.5	50.1

Cash flows from investing activities:
Capital expenditures	(39.9)	(31.7)
Change in restricted cash, net	7.5	.7

Net cash used in investing activities	(32.4)	(31.0)

Cash flows from financing activities:
Indebtedness:
Borrowings	430.4	1.3
Principal payments	(264.3)	(2.9)
Deferred financing fees	(6.1)	-
Dividends paid	(52.1)	(52.1)

Net cash provided by (used in) financing activities	107.9	(53.7)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended
	September 30,
	2014	2015
	(unaudited)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$102.0	$(34.6)
Currency translation	(4.6)	(6.3)
Balance at beginning of period	53.8	167.7

Balance at end of period	$151.2	$126.8

Supplemental disclosures -
Cash paid for:
Interest, net of capitalized interest	$10.8	$11.9
Income taxes	19.7	6.8
Accrual for capital expenditures	5.6	3.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2015, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the Securities and Exchange Commission (SEC) on March 12, 2015 (2014 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2015 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	September 30,
	2014	2015
	(In millions)
Trade receivables	$230.9	$220.0
Receivable from affiliates:
Louisiana Pigment Company, L.P.	13.0	-
Income taxes, net - Valhi	3.5	2.7
Other	1.5	2.7
Recoverable VAT and other receivables	23.4	19.7
Refundable income taxes	7.5	4.2
Allowance for doubtful accounts	(1.6)	(1.0)

Total	$278.2	$248.3

Note 3 - Inventories, net:

	December 31,	September 30,
	2014	2015
	(In millions)
Raw materials	$76.0	$86.9
Work in process	32.9	25.2
Finished products	252.5	214.2
Supplies	62.2	59.1

Total	$423.6	$385.4

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss
		(In millions)
December 31, 2014
Valhi common stock	1	$11.0	$15.3	$(4.3)
NL and CompX common stocks	1.1		.1	-
Total		$11.1	$15.4	$(4.3)

September 30, 2015
Valhi common stock	1	$3.2	$3.2	$-
NL and CompX common stocks	1.1		.1	-
Total		$3.3	$3.3	$-

At December 31, 2014 and September 30, 2015, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2014 and September 30, 2015, the quoted per share market price of Valhi’s common stock was $6.41 and $1.89, respectively.

With respect to our investment in Valhi stock, our cost basis has exceeded its market value since March 2014.  At September 30, 2015, we determined that the decline in fair value was other than temporary and recognized an aggregate $12.0 million pre-tax impairment charge to write down the cost basis of our investment in the 1.7 million shares of Valhi’s common stock to its aggregate market value at that date.  In determining such decline in value was other than temporary at September 30, 2015, we considered all available evidence in reaching this conclusion, including the length of time the cost basis has exceeded its market value (18 months) and the steep decline in the quoted market price of Valhi common from June 30, 2015 to September 30, 2015.  Such impairment charge, accounted for as a realized loss, is classified as a securities transaction loss, and was reclassified out of accumulated other comprehensive income along with the related deferred income tax of $4.2 million.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	September 30,
	2014	2015
	(In millions)
Deferred financing costs, net	$6.8	$6.1
Other	4.3	2.4

Total	$11.1	$8.5

Note 6 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2014	2015
	(In millions)
Accounts payable	$121.4	$88.0
Employee benefits	24.6	19.2
Accrued workforce reduction costs	-	15.2
Accrued sales discounts and rebates	14.8	17.2
Accrued interest	.5	.2
Interest rate swap contract	-	3.5
Payable to affiliates -
Louisiana Pigment Company, L.P.	19.9	15.1
Other	41.3	36.9

Total	$222.5	$195.3

See Note 14 for a discussion on accrued workforce reduction costs.

Note 7 - Long-term debt:

	December 31,	September 30,
	2014	2015
	(In millions)
Term loan	$345.9	$343.5
Other	2.7	3.2
Total debt	348.6	346.7
Less current maturities	3.9	3.8
Total long-term debt	$344.7	$342.9

Term loan - On May 21, 2015 we entered into an amendment to our term loan due in February 2020.  As a result of the amendment:

•	The applicable margin on outstanding LIBOR-based borrowings was reduced from 3.75% to 3.00%, and the applicable margin on outstanding base rate borrowings was reduced from 2.75% to 2.00%; and
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

During the first nine months of 2015, we made our required quarterly principal payments aggregating $2.6 million.  The average interest rate on the term loan borrowings as of and for the nine months ended September 30, 2015 was 4.0% and 4.38%, respectively.  The carrying value of the term loan at September 30, 2015 includes the unamortized original issue discount of $1.3 million.

See Note 13 for a discussion of the interest rate swap we entered into in the third quarter of 2015 pursuant to our interest rate risk management strategy.

Revolving credit facilities - Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2015 and the net debt to EBITDA financial test, our borrowing availability at September 30, 2015 is approximately 31% of the credit facility, or €37.7 million ($42.2 million).  In addition, at September 30, 2015 we had approximately $79.2 million available for borrowing under our North American revolving facility.

Other - We are in compliance with all of our debt covenants at September 30, 2015.

Note 8 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$15.5	$(6.8)	$37.2	$(2.2)
Non-U.S. tax rates	(1.3)	(.1)	(3.1)	(.7)
Incremental net tax expense (benefit) on earnings and losses of non-U.S. companies	(1.5)	(4.2)	(2.8)	(3.1)
Valuation allowance	-	2.3	-	152.6
Adjustment to the reserve for uncertain tax positions, net	.4	.3	(5.1)	.1
Refund of prior year tax	(2.0)	-	(2.0)	-
Nondeductible expenses	.6	.9	1.4	.4
U.S. state income tax and other, net	.6	.2	1.4	-

Total	$12.3	$(7.4)	$27.0	$147.1

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In millions)
Comprehensive provision for income taxes allocable to:
Net income (loss)	$12.3	$(7.4)	$27.0	$147.1
Other comprehensive income (loss):
Marketable securities	-	2.0	(6.7)	1.5
Currency translation	(8.9)	-	(10.5)	-
Interest rate swap	-	(2.0)	-	(2.0)
Pension plans	.8	.1	2.6	.5
OPEB plans	-	-	(.1)	(.1)

Total	$4.2	$(7.3)	$12.3	$147.0

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

As previously disclosed, we have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets recognized with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expect to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which as discussed elsewhere in this Quarterly Report have been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets. Such valuation allowance aggregated $150.3 million at June 30, 2015.  We recognized an additional $2.3 million non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria during the third quarter of 2015, due to losses recognized by our German and Belgian operations during such period.

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

Note 9 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In millions)
Service cost	$2.5	$2.8	$7.6	$8.4
Interest cost	5.7	3.8	17.1	11.6
Expected return on plan assets	(5.3)	(4.4)	(16.1)	(13.4)
Amortization of prior service cost	.2	.2	.6	.6
Recognized actuarial losses	2.5	3.4	7.7	10.3

Total	$5.6	$5.8	$16.9	$17.5

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In millions)
Service cost	$-	$-	$.1	.1
Interest cost	.1	.1	.3	.2
Amortization of prior service credit	(.2)	(.2)	(.7)	(.6)
Recognized actuarial loss	.1	.1	.2	.2

Total	$-	$-	$(.1)	(.1)

 Contributions - We expect our 2015 contributions for our pension and other postretirement plans to be approximately $19 million.

Note 10 - Other noncurrent liabilities:

	December 31,	September 30,
	2014	2015
	(In millions)
Reserve for uncertain tax positions	$13.1	$11.7
Employee benefits	8.1	7.4
Interest rate swap contract	-	2.2
Accrued workforce reduction costs	-	3.0
Insurance claims and expenses	.3	.2
Other	5.3	5.0

Total	$26.8	$29.5

See Note 13 for a discussion of the interest rate swap contract.

Note 11 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities, Note 9 for discussion of our defined benefit pension plans and OPEB plans, and Note 13 for discussion of our interest rate swap contract.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In millions)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$(2.4)	$(3.6)	$10.8	$(2.9)
Other comprehensive income/loss:
Unrealized losses arising during the year	-	(4.2)	(13.2)	(4.9)
Less reclassification adjustment for amounts included in realized loss	-	7.8	-	7.8
Balance at end of period	$(2.4)	$-	$(2.4)	$-

Currency translation:
Balance at beginning of period	$(63.7)	$(219.3)	$(56.8)	$(159.8)
Other comprehensive loss	(46.7)	(18.0)	(53.6)	(77.5)
Balance at end of period	$(110.4)	$(237.3)	$(110.4)	$(237.3)

Interest rate swap:
Balance at beginning of period	$-	$-	$-	$-
Other comprehensive loss	-	(3.7)	-	(3.7)
Balance at end of period	$-	$(3.7)	$-	$(3.7)

Defined benefit pension plans:
Balance at beginning of period	$(105.6)	$(168.4)	$(109.4)	$(175.4)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	1.9	3.4	5.7	10.4
Balance at end of period	$(103.7)	$(165.0)	$(103.7)	$(165.0)

OPEB plans:
Balance at beginning of period	$3.2	$2.1	$3.4	$2.3
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.2)	(.1)	(.4)	(.3)
Balance at end of period	$3.0	$2.0	$3.0	$2.0

Total accumulated other comprehensive loss:
Balance at beginning of period	$(168.5)	$(389.2)	$(152.0)	$(335.8)
Other comprehensive loss	(45.0)	(14.8)	(61.5)	(68.2)
Balance at end of period	$(213.5)	$(404.0)	$(213.5)	$(404.0)

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

In November 2013, we were served with the complaint, The Valspar Corporation, et al  v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  The plaintiff opted out of the settlement in the original lawsuit, Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB) and filed its own lawsuit against the defendants.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In October 2014, the court granted our motion to transfer, and the case is now proceeding in the trial court in the United States District Court for the Southern District of Texas, Case No. 4:14-cv-01130.  The trial in this case is currently set to commence in February 2016.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of the case, we have determined that while it is reasonably possible (but not probable) that a loss has been incurred in this case, we do not believe the amount of such loss will be material to our consolidated financial condition, results of operations or liquidity.

Note 13 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2014 and September 30, 2015:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In millions)
Asset (liability)
December 31, 2014
Currency forward contracts	$(4.2)	$(4.2)	$-	$-
Noncurrent marketable securities (See Note 4)	11.1	11.1	-	-

September 30, 2015
Currency forward contracts	$(2.7)	$(2.7)	$-	$-
Interest rate swap contract	(5.7)	-	(5.7)	-
Noncurrent marketable securities (See Note 4)	3.3	3.3	-	-

 Our earnings and cash flows are subject to fluctuations due to changes in currency exchange rates and interest rates. Our risk management policy allows for the use of derivative financial instruments to prudently manage exposure to foreign currency exchange rates and interest rates.  Derivatives that we use are primarily currency forward contracts and interest rate swaps.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.

Currency forward contracts - Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transaction gains and losses.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At September 30, 2015, we had currency forward contracts to exchange:

•	an aggregate €5.0 million for an equivalent value of Norwegian kroner at an exchange rate of krone 8.56 per euro. This contract with DnB Nor Bank ASA matures in December 2015,
•

an aggregate $8.1 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 7.10 to krone 7.11 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature at a rate of $2.7 million per month from October 2015 to December 2015, and

•

an aggregate of $25.6 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.29 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature from October 2015 through July 2016 at a rate of $2.6 million per month.

The estimated aggregate fair value of our currency forward contracts at September 30, 2015 was a $2.7 million net liability which is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet.  We also recognized a corresponding net $2.7 million currency transaction loss in our Condensed Consolidated Statement of Operations during the quarter ended September 30, 2015.  We are not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2015 and we did not use hedge accounting for any of such contracts we previously held in 2014.  Accordingly, changes in the aggregate fair value of currency forward contracts we hold are recognized as a currency transaction gain or loss.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 we entered into a pay- fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize our exposure to volatility in LIBOR as it relates to our forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, we will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.75 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income, net of deferred income taxes.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we will classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, will be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  As of September 30, 2015, there were no gains or losses recognized in earnings in the current period representing hedge ineffectiveness with respect to the interest rate swap.

During the period ended September 30, 2015, the pretax amount recognized in other comprehensive income related to the interest rate swap contract was a $5.7 million loss.  During the same period, no amounts were reclassified from accumulated other comprehensive income into earnings.  During the next twelve months, the amount of the September 30, 2015 accumulated other comprehensive income balance that is expected to be reclassified to earnings is $3.5 million pre-tax.

The fair value of the interest rate swap contract at September 30, 2015 was a liability of $5.7 million and is reflected in the Condensed Consolidated Balance Sheet as part of accounts payable and accrued liabilities ($3.5 million) and other noncurrent liabilities ($2.2 million).  See Notes 6 and 10.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2014 and September 30, 2015.

	December 31, 2014		September 30, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$169.9	$169.9	$128.2	$128.2
Variable rate term loan	345.9	341.5	343.5	344.3
Common stockholders' equity	781.1	1,508.7	507.7	719.6

At September 30, 2015, the estimated market price of our term loan was $998.75 per $1,000 principal amount.  The fair value of our term loan is based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 14 - Restructuring Costs

In the second quarter of 2015, we initiated a restructuring plan designed to improve our long-term cost structure. A portion of such expected cost savings is planned to occur through workforce reductions.  During the second and third quarters of 2015 we implemented certain voluntary and involuntary workforce reductions at certain of our facilities impacting approximately 160 individuals.  A substantial portion of such workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation.  For involuntary programs, eligible costs are recognized when management approves the separation program, the affected employees are properly notified and the costs are estimable.  To the extent there is a statutorily-mandated notice period and the affected employee is not required to provide services to us during such notice period, severance and all wages during such notice period are accrued at the time of separation.  To the extent the affected employee is required to provide services to us during all or a portion of such notice period, the severance (and if applicable notice period wages for any period beyond the time the affected employee is required to provide future services to us) is accrued ratably over the period in which services will be provided.  As of September 30, 2015 we have recognized an aggregate $21.5 million charge for such workforce reductions we had implemented through that date (substantially all of which was recognized in the second quarter of 2015), $10.7 million of which is classified in cost of sales and $10.8 million of which is classified in selling, general and administrative expense.  For the workforce reductions implemented through September 30, 2015, we expect to accrue approximately $.1 million in the future (mostly in the fourth quarter of 2015) associated with the affected individuals who are providing service to us past September 30, 2015.  All accrued severance costs at September 30, 2015 are expected to be paid through the second quarter of 2018.

A summary of the activity in our accrued workforce reduction costs for the first nine months of 2015 is shown in the table below (in millions):

Accrued workforce reduction costs as of January 1, 2015	$-
Workforce reduction costs accrued	21.5
Workforce reduction costs paid	(3.8)
Currency translation adjustments, net	.5

Accrued workforce reduction costs at September 30, 2015	$18.2

Amounts recognized in the balance sheet:
Current liability	$15.2
Noncurrent liability	3.0

$18.2

Note 15 - Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  We currently expect to adopt the standard in the first quarter of 2018. In addition, we have not yet determined the method we will use to adopt the Standard.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs (or deferred financing costs) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Currently, such unamortized debt issue costs are generally presented as a noncurrent asset.    ASU 2015-15, issued by the FASB in August 2015, clarified that the scope of ASU 2015-03 does not include deferred financing costs related to revolving credit facilities.  The guidance in the new standard is limited to the presentation of debt issuance costs within its scope and does not affect the recognition, measurement or amortization of debt issuance costs; therefore, the standard will not have a material effect on our Condensed Consolidated Financial Statements.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and the new guidance will be applied on a retrospective basis.  We currently expect to adopt the standard as of December 31, 2015.  The amount of our deferred financing costs (see Note 5) related to our term loan indebtedness (see Note 7) which, had we already adopted the standard at September 30, 2015, would have been presented in our Condensed Consolidated Balance Sheet as a direct deduction from the carrying value of such term loan, was $5.0 million at each of December 31, 2014 and September 30, 2015.  All of our other deferred financing costs at those dates relate to our revolving credit facilities in North America and Europe for which we have no amounts borrowed, and therefore such deferred financing costs would be recognized as an asset at such dates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the nine months ended September 30, 2015, approximately one-half of our sales volumes were into European markets.  Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $11.8 million, or $.10 per share, in the third quarter of 2015 as compared to net income of $31.9 million, or $.28 per share, in the third quarter of 2014.  For the first nine months of 2015, we reported a net loss of $153.2 million, or $1.32 per share, compared to net income of $79.3 million, or $.68 per share, in the first nine months of 2014.  We reported a net loss in the third quarter of 2015 primarily due to lower income from operations and the recognition of an aggregate $12.0 million pre-tax other-than-temporary impairment (OTTI) charge on our investment in a marketable equity security in the third quarter of 2015.  We reported a net loss in the first nine months of 2015 primarily due to lower income from operations, the recognition of an aggregate $152.6 million non-cash deferred income tax asset valuation allowance related to our German and Belgian operations, a $21.5 million charge associated with the implementation of certain workforce reductions, both of which were mostly recognized in the second quarter, and the third quarter OTTI charge noted above.  Comparability of our results was also impacted by lower average selling prices in 2015, partially offset by the favorable effects of higher sales volumes, lower manufacturing and other production costs (primarily raw materials) and the net effect of changes in currency exchange rates.

Our results in the first nine months of 2015 include the third quarter recognition of the aggregate pre-tax OTTI loss on our investment in a marketable equity security of $12.0 million ($7.8 million, or $.07 per share, net of income tax benefit), the recognition of an aggregate non-cash deferred income tax asset valuation allowance related to our German and Belgian operations aggregating $152.6 million ($1.32 per share) and a pre-tax charge of $21.5 million ($18.5 million, or $.16 per share, net of income tax benefit) related to workforce reduction costs, both of which were mostly recognized in the second quarter of 2015.  Our results in the first nine months of 2014 include an aggregate non-cash income tax benefit of $5.7 million ($.05 per share) related to a net reduction in our reserve for uncertain tax positions.

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

Results of operations

Current industry conditions

Due to competitive pressures, our average selling prices decreased throughout 2014 and the first nine months of 2015.  Our average selling prices at the end of the third quarter of 2015 were 3% lower than at the end of the second quarter of 2015, and 13% lower than at the end of 2014, with lower prices in all major markets.  Our average selling prices in 2015 were also impacted by a higher percentage of sales to lower-priced export markets in 2015 compared to 2014.  We experienced higher sales volumes in European and export markets in the third quarter and first nine months of 2015 as compared to the third quarter and first nine months of 2014, partially offset by slightly lower volumes in North American markets in 2015 as compared to the same periods of 2014.

We operated our production facilities at overall average capacity utilization rates of 96% in the first nine months of 2015 (approximately 93%, 100% and 95% of practical capacity in the first, second and third quarters, respectively) compared to approximately 94% in the first nine months of 2014 (90%, 97% and 96% in the first, second and third quarters of 2014, respectively).  Our production capacity utilization rates in the first quarter of 2014 were impacted by a union labor lockout at our Canadian production facility that ended in December 2013, as restart of production at the facility did not begin until February 2014.  Our production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and the first nine months of 2015.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2014 and the first nine months of 2015.  Consequently, our cost of sales per metric ton of TiO2 sold in the first nine months of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in the first nine months of 2014 (excluding the effect of changes in currency exchange rates).

In the second quarter of 2015, we initiated a restructuring plan designed to improve our long-term cost structure.  A portion of such expected cost savings are planned to occur through workforce reductions.  During the second and third quarters of 2015, we implemented certain voluntary and involuntary workforce reductions at certain of our facilities impacting approximately 160 individuals.  We recognized an aggregate $21.1 million charge in the second quarter of 2015 and an additional $.4 million charge in the third quarter of 2015 for such workforce reductions we had implemented through September 30, 2015, $10.7 million of which is classified as part of cost of sales and $10.8 million of which is classified in selling, general and administrative expense.  The charge associated with the workforce reductions implemented in the third quarter of 2015, which impacted approximately 50 individuals, was not material due to the applicable law affecting such individuals, which generally provides for a short notice period (if any) and the payment of a nominal amount of severance (if any).  See Note 14 to our Condensed Consolidated Financial Statements.

Quarter ended September 30, 2015 compared to the quarter ended September 30, 2014

	Three months ended September 30,
	2014		2015
	(Dollars in millions)
Net sales	$414.8	100%	$336.5	100%
Cost of sales	319.1	77	293.3	87
Gross margin	95.7	23	43.2	13
Other operating income and expense, net	47.8	11	46.4	14
Income (loss) from operations	$47.9	12%	$(3.2)	(1)%

				% Change
TiO2 operating statistics:
Sales volumes*	125		136	8%
Production volumes*	134		132	(1)%
Percentage change in net sales:
TiO2 product pricing				(15)%
TiO2 sales volumes				8
TiO2 product mix				(3)
Changes in currency exchange rates				(9)
Total				(19)%

*	Thousands of metric tons

Net sales - Net sales in the third quarter of 2015 decreased 19%, or $78.3 million, compared to the third quarter of 2014 primarily due to the net effect of a 15% decrease in average TiO2 selling prices (which decreased net sales by approximately $62 million) and an 8% increase in sales volumes (which increased net sales by approximately $33 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 8% in the third quarter of 2015 as compared to the third quarter of 2014 due to higher sales in certain European and export markets, partially offset by slightly lower sales in North American markets.  We estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $36 million as compared to the third quarter of 2014.

Cost of sales - Cost of sales decreased $25.8 million or 8% in the third quarter of 2015 compared to 2014 due to the net impact of lower raw materials and other production costs of approximately $5 million (primarily caused by lower third-party feedstock ore costs), an 8% increase in sales volumes, a 1% decrease in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales increased to 87% in the third quarter of 2015 compared to 77% in the same period of 2014, as the unfavorable impact of lower average selling prices more than offset the favorable effects of lower raw material costs, as discussed above.

Gross margin and income (loss) from operations - Income from operations decreased by $51.1 million, from income of $47.9 million in the third quarter of 2014 to a loss from operations of $3.2 million in the third quarter of 2015.  Income (loss) from operations as a percentage of net sales decreased to (1)% in the third quarter of 2015 from 12% in the same period of 2014.  This decrease was driven by the decline in gross margin percentage, which decreased to 13% for the third quarter of 2015 compared to 23% for the third quarter of 2014.  As discussed and quantified above, our gross margin percentage decreased primarily due to the net effect of lower selling prices, lower manufacturing costs (primarily raw materials), higher sales volumes and lower production volumes.  We estimate that changes in currency exchange rates increased income from operations by approximately $5 million in the third quarter of 2015 as compared to the same period in 2014, as discussed below.

Other non-operating income (expense) - We recognized a $12.0 million pre-tax impairment charge in the third quarter of 2015 due to other-than-temporary impairment on our investment in a marketable equity security held for sale.  See Note 4 to our Condensed Consolidated Financial Statements.

Interest expense in the third quarter of 2014 was comparable to the third quarter of 2015.  We currently expect our interest expense for all of 2015 will be comparable to 2014.  See Note 7 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized an income tax benefit of $7.4 million in the third quarter of 2015 compared to income tax expense of $12.3 million in the same period last year.  This difference is primarily due to our decreased earnings in 2015.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations is generally lower than the income tax rates applicable to our U.S. operations.  See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine months ended September 30,
	2014		2015
	(Dollars in millions)
Net sales	$1,278.4	100%	$1,061.8	100%
Cost of sales	1,008.4	79	894.7	84
Gross margin	270.0	21	167.1	16
Other operating income and expense, net	151.8	12	148.5	14
Income from operations	$118.2	9%	$18.6	2%

				% Change
TiO2 operating statistics:
Sales volumes*	380		406	7%
Production volumes*	388		397	2%
Percentage change in net sales:
TiO2 product pricing				(13)%
TiO2 sales volumes				7
TiO2 product mix				(2)
Changes in currency exchange rates				(9)
Total				(17)%

*	Thousands of metric tons

Net sales - Net sales in the nine months ended September 30, 2015 decreased 17%, or $216.6 million, compared to the nine months ended September 30, 2014 primarily due to the net effect of a 13% decrease in average TiO2 selling prices (which decreased net sales by approximately $166 million) and a 7% increase in sales volumes (which increased net sales by approximately $89 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 7% in the first nine months of 2015 as compared to the first nine months of 2014 primarily due to higher sales in certain European and export markets, partially offset by slightly lower sales in North American markets.  We estimate that changes in currency exchange rates decreased our net sales by approximately $113 million as compared to the first nine months of 2014.

Cost of sales - Cost of sales decreased $113.7 million or 11% in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the net impact of lower raw materials and other production costs of approximately $28 million (primarily caused by lower third-party feedstock ore costs), a 2% increase in TiO2 production volumes, a 7% increase in sales volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.7 million of severance costs related to the workforce reduction plan discussed above.

Our cost of sales as a percentage of net sales increased to 84% in the first nine months of 2015 compared to 79% in the same period of 2014, as the unfavorable impact of lower average selling prices and the workforce reduction charge more than offset the favorable effects of lower raw material costs and efficiencies related to higher production volumes, as discussed above.

Gross margin and income (loss) from operations - Income from operations decreased by $99.6 million, from $118.2 million in the first nine months of 2014 to $18.6 million in the first nine months of 2015.  Income from operations as a percentage of net sales decreased to 2% in the first nine months of 2015 from 9% in the same period of 2014.  This decrease was driven by the decline in gross margin, which decreased to 16% for the first nine months of 2015 compared to 21% for the first nine months of 2014, as well as the negative impact of the workforce reduction charge classified as part of other operating expense ($10.8 million).  As discussed and quantified above, our gross margin decreased primarily due to the net effect of lower selling prices, workforce reduction costs classified as part of cost of sales ($10.7 million), lower manufacturing costs (primarily raw materials), higher production volumes, and higher sales volumes.  We estimate that changes in currency exchange rates increased income from operations by approximately $30 million in the first nine months of 2015 as compared to the same period in 2014.

Other non-operating expense - We recognized a $12.0 million pre-tax impairment charge in the third quarter of 2015 due to other-than-temporary impairment on our investment in a marketable equity security held for sale.  See Note 4 to our Condensed Consolidated Financial Statements.

Interest expense increased $.7 million from $12.6 million in the nine months ended September 30, 2014 to $13.3 million in the nine months ended September 30, 2015 primarily due to higher average debt levels mostly offset by lower average interest rates in 2015.

Income tax expense - As previously disclosed, we have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expect to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which as discussed above have been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets. Such valuation allowance aggregated $150.3 million at June 30, 2015.  We recognized an additional $2.3 million non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria during the third quarter of 2015 due to losses recognized by our German and Belgian operations during such period. And, consistent with our expectation regarding our consolidated results of operations in the fourth quarter of this year (as discussed below under the “Outlook” subsection), we believe it is likely our German and Belgian operations will report additional losses in the fourth quarter of this year, which would result in a further increase in the deferred income tax asset valuation allowance.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse the valuation allowance in full, to the extent we generate additional losses in Germany or Belgium in the intervening periods, our effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as we are able to reverse the valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate would also be impacted by the existence of such valuation allowance, because such income would effectively be recognized without any associated net income tax expense, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.

We recognized income tax expense of $147.1 million in the first nine months of 2015 compared to income tax expense of $27.0 million in the same period last year.  As discussed above, our income tax expense in the first nine months of 2015 includes an aggregate non-cash deferred income tax expense of $152.6 million related to the recognition of a deferred income tax asset valuation allowance for our German and Belgian operations (mostly recognized in the second quarter).  In the first nine months of 2014, our income tax expense was favorably impacted by an aggregate non-cash income tax benefit of $5.1 million related to a net reduction in our reserve for uncertain tax positions (mostly recognized in the second quarter).  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally lower than the income tax rates applicable to our U.S. operations.  Excluding the impact of the net reduction in our reserve for uncertain tax positions in the first nine months of 2014, our effective tax rate in such period was lower than the U.S. federal statutory tax rate of 35% primarily due to our non-U.S. earnings.  Our effective income tax rate in the first nine months of 2015, excluding the impact of the deferred income tax asset valuation allowance, was higher than the U.S. federal statutory tax rate of 35%, primarily due to a current U.S. income tax benefit attributable to current year losses of one of our non-U.S. subsidiaries.  See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Impact of changes in currency exchange rates three months ended September 30, 2015 vs September 30, 2014

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2015 vs 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(36)	$(36)
Income from operations	3	(1)	(4)	9	5

The $36 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $5 million net increase in income from operations comprised the following net effects:

•

A reduction in the amount of net currency transaction gains (losses) recognized during the two periods of approximately $4 million.  Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During the third quarter of 2014, a relative strengthening of the U.S. dollar relative to the euro and the Norwegian krone gave rise to a net $3 million currency transaction gain, whereas we recognized a $1 million currency transaction loss during the third quarter of 2015.

•

Approximately $9 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014.  Overall, the strengthening of the U.S. dollar relative to the euro in 2015 did not have a significant impact on our income from operations, as the reduction in net sales caused by such strengthening was substantially offset by the effect of our euro-denominated operating costs being translated into fewer U.S. dollars

Impact of changes in currency exchange rates nine months ended September 30, 2015 vs September 30, 2014

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2015 vs 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(113)	$(113)
Income from operations	3	1	(2)	32	30

The $113 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $30 million increase in income from operations comprised the following net effects:

•

A reduction in the amount of net currency transaction gains (losses) during the two periods of approximately $2 million. Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During the first nine months of 2014, a relative strengthening of the U.S. dollar relative to the euro and the Norwegian krone gave rise to a net $3 million currency transaction gain, whereas we recognized a $1 million currency transaction gain during the first nine months of 2015, and

•

Approximately $32 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar, the Norwegian krone and the euro, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014 (and such translation, as it related to our euro-denominated operating costs, more than offset the negative impact on our income from operations from the reduction in net sales caused by the strengthening of the U.S. dollar as it related to our euro-denominated sales).

Outlook

During the first nine months of 2015 we operated our production facilities at 96% of practical capacity compared to approximately 94% of practical capacity in 2014.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2015 as compared to 2014.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and the first nine months of 2015.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold in the first nine months of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in 2014 (excluding the effect of changes in currency exchange rates).  While we expect our cost of sales per metric ton of TiO2 sold for the remainder of 2015 will be comparable to such per-metric ton cost in the first nine months of 2015, such per-metric ton cost for the remainder of 2015 is expected to continue to be slightly lower as compared to the same period in 2014 (excluding the effect of changes in currency exchange rates).

We started 2015 with selling prices 9% lower than the beginning of 2014, and prices declined by an additional 13% in the first nine months of 2015.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the improvement in sales volumes experienced in the first nine months of 2015, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

In the second quarter of 2015, we initiated a restructuring plan designed to improve our long-term cost structure.  A portion of such expected cost savings is planned to occur through workforce reductions.  During the second and third quarters of 2015, we implemented certain voluntary and involuntary workforce reductions at certain of our facilities impacting approximately 160 individuals.  As of September 30, 2015 we have recognized an aggregate $21.5 million charge for such workforce reductions we had implemented through that date, $10.7 million of which is classified as part of cost of sales and $10.8 million of which is classified in selling, general and administrative expense.  The workforce reductions we have implemented through September 30, 2015 are not expected to negatively impact our ability to operate our production facilities at their practical capacity rates.

In addition to the workforce reductions implemented through September 30, 2015, we are also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.  The workforce reductions we have implemented through September 30, 2015, combined with certain open positions that are not expected to be filled and cost savings expected to be realized from our other cost reduction initiatives we are undertaking, are expected to result in a payback of the aggregate workforce reduction charge accrued at September 30, 2015 within approximately one year, the benefit of which we began to recognize in the third quarter of 2015.

Overall, we expect income from operations in 2015 will be significantly lower as compared to 2014, primarily as the favorable effects of higher sales and production volumes and moderating raw material costs will be more than offset by the negative effects of lower anticipated average selling prices.  In addition, benefits expected to be realized in the remainder of 2015 from the workforce reductions implemented through September 30, 2015 would be more than offset by the workforce reduction charge recognized in the second and third quarters of 2015, as we will not realize a full year of the expected cost savings from such workforce reduction until 2016.  Given, among other things, the level of our average selling prices at the beginning of the fourth quarter of 2015, we believe it is likely we will report a loss from operations in the fourth quarter of this year.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of supply and demand trends over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for such production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.  In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash and cash equivalents we report from period to period can be impacted by changes in currency exchange rates, since a portion of our cash and cash equivalents is held by our non-U.S. subsidiaries.  For example, during the first nine months of 2015, relative changes in currency exchange rates resulted in a $6.3 million decrease in the reported amount of our cash and cash equivalents from December 31, 2014 to September 30, 2015 compared to $4.6 million decrease from December 31, 2013 to September 30, 2014.

Cash provided by operating activities was $50.1 million in the first nine months of 2015 compared to $26.5 million in the first nine months of 2014.  This $23.6 million increase in the amount of cash provided was primarily due to the net effects of the following:

•	lower income from operations in 2015 of $99.6 million,
•	a lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2015 of $122.1 million as compared to 2014,

•	lower net cash paid for income taxes in 2015 of $12.9 million primarily due to our decreased profitability, and
•	lower net distributions from our TiO2 manufacturing joint venture in 2015 of $5.6 million, primarily due to the timing of the joint venture’s working capital needs.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•

Our average days sales outstanding, or DSO, increased from December 31, 2014 to September 30, 2015, due to higher sales volumes in 2015 partially offset by the effect of lower sales prices in the third quarter of 2015 as compared to the fourth quarter of 2014, and

•	Our average days sales in inventory, or DSI, decreased from December 31, 2014 to September 30, 2015 principally due to lower inventory volumes and lower inventory raw material costs.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2013	September 30, 2014	December 31, 2014	September 30, 2015
DSO	62 days	68 days	61 days	64 days
DSI	75 days	68 days	76 days	66 days

Investing activities

Our capital expenditures of $39.9 million and $31.7 million in the nine months ended September 30, 2014 and 2015, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the nine months ended September 30, 2015, we paid quarterly dividends to stockholders aggregating $.45 per share ($52.1 million).

Outstanding debt obligations

At September 30, 2015, our consolidated debt comprised:

•	$344.8 million aggregate borrowing under our term loan ($343.5 million carrying amount, net of unamortized original issue discount) due in February 2020, and
•	approximately $3.2 million of other indebtedness.

Our North American and European revolvers and our term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at September 30, 2015) are discussed in Note 9 to our Consolidated Financial Statements included in our 2014 Annual Report.  We are in compliance with all of our debt covenants at September 30, 2015.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At September 30, 2015, we had aggregate cash, cash equivalents and restricted cash on hand of $128.2 million, of which $84.3 million was held by non-U.S. subsidiaries.  At September 30, 2015, we had approximately $79.2 million available for borrowing under our North American revolving credit facility.  Based on the terms of our European credit facility (including the net debt to EBITDA financial test discussed above), and the borrowers’ EBITDA over the last nine months ending September 30, 2015, our borrowing availability at September 30, 2015 under this facility is approximately 31% of the credit facility, or €37.7 million ($42.2 million).  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2016) and our long-term obligations (defined as the five-year period ending September 30, 2020, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $54 million in capital expenditures primarily to maintain and improve our existing facilities during 2015, including the $31.7 million we have spent through September 30, 2015.

Stock repurchase program

In December 2010 our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At September 30, 2015, we have 1,951,000 shares available for repurchase.

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2015.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Bobby D. O’Brien, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2015.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12 of the Condensed Consolidated Financial Statements and our 2014 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2014 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2015.

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

Kronos Worldwide, Inc.
(Registrant)

Date: November 6, 2015	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2015	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)