Form 10-Q
period 2016-06-30
KRONOS WORLDWIDE INC
filed 2016-08-05
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on July 29, 2016:  115,894,098.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	June 30,
	2015	2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92.5	$79.2
Restricted cash	1.8	1.4
Accounts and other receivables	220.8	272.2
Inventories, net	387.2	338.1
Prepaid expenses and other	8.5	6.5

Total current assets	710.8	697.4

Other assets:
Investment in TiO2 manufacturing joint venture	82.9	76.3
Marketable securities	2.4	2.7
Deferred income taxes	14.0	15.5
Other	3.1	2.9

Total other assets	102.4	97.4

Property and equipment:
Land	37.8	38.5
Buildings	197.4	202.2
Equipment	941.6	966.8
Mining properties	102.6	110.6
Construction in progress	29.2	39.8
	1,308.6	1,357.9
Less accumulated depreciation and amortization	879.1	918.3

Net property and equipment	429.5	439.6

Total assets	$1,242.7	$1,234.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	June 30,
	2015	2016
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.8	$33.6
Accounts payable and accrued liabilities	192.2	183.4
Income taxes	5.7	1.6

Total current liabilities	201.7	218.6

Noncurrent liabilities:
Long-term debt	337.2	336.5
Deferred income taxes	8.1	8.8
Accrued pension cost	202.7	201.5
Accrued postretirement benefits cost	6.7	7.1
Other	24.4	25.3

Total noncurrent liabilities	579.1	579.2

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.7	1,398.8
Retained deficit	(526.0)	(562.9)
Accumulated other comprehensive loss	(412.0)	(400.5)

Total stockholders' equity	461.9	436.6

Total liabilities and stockholders' equity	$1,242.7	$1,234.4

Commitments and contingencies (Notes 8 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)		(unaudited)
Net sales	$360.2	$356.1	$725.3	$674.5
Cost of sales	313.7	300.6	601.4	578.6

Gross margin	46.5	55.5	123.9	95.9

Selling, general and administrative expense	51.6	45.0	95.0	86.1
Other operating income (expense):
Currency transaction gains, net	(.3)	1.9	1.3	4.2
Other operating expense, net	(5.0)	(1.9)	(8.4)	(3.8)

Income (loss) from operations	(10.4)	10.5	21.8	10.2

Other income (expense):
Interest and dividend income	.1	.2	.3	.4
Interest expense	(4.4)	(5.1)	(9.0)	(10.2)

Income (loss) before income taxes	(14.7)	5.6	13.1	.4

Income tax expense	145.1	3.9	154.5	2.5

Net income (loss)	$(159.8)	$1.7	$(141.4)	$(2.1)

Net income (loss) per basic and diluted share	$(1.38)	$.01	$(1.22)	$(.02)

Cash dividends per share	$.15	$.15	$.30	$.30

Weighted average shares used in the calculation of net income (loss) per share	115.9	115.9	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)		(unaudited)
Net income (loss)	$(159.8)	$1.7	$(141.4)	$(2.1)

Other comprehensive income (loss), net of tax:
Currency translation	6.1	(5.0)	(59.5)	9.4
Marketable securities	(.2)	.4	(.7)	.2
Defined benefit pension plans	4.4	3.0	7.0	5.8
Other postretirement benefit plans	(.1)	(.1)	(.2)	(.2)
Interest rate swap	-	(.9)	-	(3.7)

Total other comprehensive income (loss), net	10.2	(2.6)	(53.4)	11.5

Comprehensive income (loss)	$(149.6)	(.9)	$(194.8)	$9.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2016

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2015	$1.2	$1,398.7	$(526.0)	$(412.0)	$461.9

Net loss	-	-	(2.1)	-	(2.1)
Other comprehensive income, net of tax	-	-	-	11.5	11.5
Issuance of common stock	-	.1	-	-	.1
Dividends paid	-	-	(34.8)	-	(34.8)

Balance at June 30, 2016	$1.2	$1,398.8	$(562.9)	$(400.5)	$436.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(141.4)	$(2.1)
Depreciation and amortization	21.6	20.8
Deferred income taxes	144.8	.5
Benefit plan expense greater than cash funding	2.1	1.8
Distributions from TiO2 manufacturing joint venture, net	4.6	6.6
Other, net	2.1	(.9)
Change in assets and liabilities:
Accounts and other receivables	(36.0)	(47.9)
Inventories	(2.7)	57.6
Prepaid expenses	(2.0)	2.4
Accounts payable and accrued liabilities	1.6	(9.5)
Income taxes	(4.6)	(4.4)
Accounts with affiliates	16.2	(8.7)
Other, net	2.0	.4

Net cash provided by operating activities	8.3	16.6

Cash flows from investing activities:
Capital expenditures	(19.3)	(23.7)
Change in restricted cash, net	.5	.4

Net cash used in investing activities	(18.8)	(23.3)

Cash flows from financing activities:
Indebtedness:
Borrowings	1.3	108.2
Principal payments	(1.9)	(80.1)
Dividends paid	(34.8)	(34.8)

Net cash used in financing activities	(35.4)	(6.7)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$(45.9)	$(13.4)
Currency translation	(6.1)	.1
Balance at beginning of period	167.7	92.5

Balance at end of period	$115.7	$79.2

Supplemental disclosures -
Cash paid for:
Interest, net of amount capitalized	$8.9	$9.2
Income taxes	9.7	6.9
Accrual for capital expenditures	2.5	4.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2016, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2016 (2015 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2016 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	June 30,
	2015	2016
	(In millions)
Trade receivables	$194.8	$242.3
Receivable from affiliates:
Income taxes, net - Valhi	-	.7
Other	2.5	2.5
Recoverable VAT and other receivables	17.8	20.5
Refundable income taxes	6.8	7.3
Allowance for doubtful accounts	(1.1)	(1.1)
Total	$220.8	$272.2

Note 3 - Inventories, net:

	December 31,	June 30,
	2015	2016
	(In millions)
Raw materials	$75.9	$70.0
Work in process	21.1	25.9
Finished products	232.4	182.7
Supplies	57.8	59.5
Total	$387.2	$338.1

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss
		(In millions)
December 31, 2015
Valhi common stock	1	$2.3	$3.2	(.9)
NL and CompX common stocks	1.1		.1	-
Total		$2.4	$3.3	(.9)

June 30, 2016
Valhi common stock	1	$2.6	$3.2	$(.6)
NL and CompX common stocks	1.1		.1	-
Total		$2.7	$3.3	$(.6)

At December 31, 2015 and June 30, 2016, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2015 and June 30, 2016, the quoted per share market price of Valhi’s common stock was $1.34 and $1.57, respectively.

With respect to our investment in Valhi stock, at June 30, 2016 our cost basis had exceeded its market value since June 14, 2016, but we consider such decline in market price to be temporary at June 30, 2016.  As of July 18, 2016, the aggregate market value of our investment in Valhi stock exceeded our cost basis.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	June 30,
	2015	2016
	(In millions)
Deferred financing costs, net	$1.0	$.7
Pension asset	.4	.5
Other	1.7	1.7
Total	$3.1	$2.9

Note 6 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2015	2016
	(In millions)
Accounts payable	$96.1	$89.3
Accrued sales discounts and rebates	18.9	17.5
Employee benefits	14.2	17.0
Reserve for uncertain tax positions	-	5.6
Accrued workforce reduction costs	5.3	3.3
Interest rate swap contract	3.3	3.4
Accrued interest	.2	.1
Payable to affiliates:
Louisiana Pigment Company, L.P.	19.4	14.2
Income taxes, net - Valhi	.1	-
Other	34.7	33.0
Total	$192.2	$183.4

During the first six months of 2016, we made an aggregate of $2.0 million in payments with respect to workforce reduction costs accrued as of December 31, 2015.  See Note 13 for a discussion of the interest rate swap contract.

Note 7 - Long-term debt:

	December 31,	June 30,
	2015	2016
	(In millions)
Term loan	$338.0	$337.0
Revolving North American credit facility	-	30.0
Other	3.0	3.1
Total debt	341.0	370.1
Less current maturities	3.8	33.6
Total long-term debt	$337.2	$336.5

Term loan - During the first six months of 2016, we made our required quarterly term loan principal payments aggregating $1.8 million.  The average interest rate on the term loan borrowings as of and for the six months ended June 30, 2016 was 4.0%.  The carrying value of the term loan at June 30, 2016 is stated net of unamortized original issue discount of $1.1 million and debt issuance costs of $4.1 million.

See Note 13 for a discussion of the interest rate swap we entered into in 2015 pursuant to our interest rate risk management strategy.

Revolving North American credit facility - During the first six months of 2016, we borrowed a net $30.0 million under our North American revolving credit facility.  The average interest rate on outstanding borrowings as of and for the six months ended June 30, 2016 was 4.0%.  At June 30, 2016 we had approximately $52.2 million available for additional borrowing under this revolving facility.

Revolving European credit facility - Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of June 30, 2016 and the net debt to EBITDA financial test, our borrowing availability at June 30, 2016 is approximately 11% of the credit facility, or €13.7 million ($15.2 million).

Other - We are in compliance with all of our debt covenants at June 30, 2016.

Note 8 - Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(5.1)	$1.9	$4.6	.1
Non-U.S. tax rates	.5	(.6)	(.6)	(.4)
Incremental net tax expense (benefit) on earnings and losses of non-U.S. companies	.7	(1.0)	1.1	(.8)
Valuation allowance	150.3	2.9	150.3	2.9
Adjustment to the reserve for uncertain tax positions, net	(.4)	.2	(.2)	.2
Nondeductible expenses	(.9)	.5	(.5)	.4
U.S. state income tax and other, net	-	-	(.2)	.1
Provision for income taxes	$145.1	$3.9	$154.5	$2.5

Comprehensive provision for income taxes allocable to:
Net income (loss)	$145.1	$3.9	154.5	2.5
Other comprehensive income (loss):
Currency translation	16.3	-	-	-
Marketable securities	(.4)	.2	(.5)	.1
Pension plans	(.8)	.2	.4	.3
OPEB plans	(.1)	(.1)	(.1)	(.1)
Interest rate swap	-	(.4)	-	(2.0)
Total	$160.1	$3.8	$154.3	.8

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35%.  The amount shown on such table for incremental net tax expense (benefit) on earnings and losses on non-U.S. companies includes, as applicable, (i) current income taxes (including withholding taxes, if applicable), if any, associated with any current-year earnings of our non-U.S. subsidiaries to the extent such current-year earnings were distributed to us in the current year, (ii) deferred income taxes (or deferred income tax benefit) associated with the current-year change in the aggregate amount of undistributed earnings of our Canadian subsidiary, which earnings are not subject to a permanent reinvestment plan, in an amount representing the current-year change in the aggregate current income tax that would be generated (including withholding taxes, if applicable) when such aggregate undistributed earnings are distributed to us, and (iii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits may decrease by approximately $9.4 million during the next twelve months related to certain adjustments to our prior year returns.

Note 9 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In millions)
Service cost	$2.7	$2.5	$5.6	$5.0
Interest cost	3.8	3.9	7.8	7.7
Expected return on plan assets	(4.4)	(3.9)	(9.0)	(7.7)
Amortization of prior service cost	.2	.2	.4	.4
Recognized actuarial losses	3.4	2.9	6.9	5.7
Total	$5.7	$5.6	$11.7	$11.1

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In millions)
Service cost	$.1	$.1	$.1	$.1
Interest cost	-	-	.1	.1
Amortization of prior service credit	(.2)	(.2)	(.4)	(.4)
Recognized actuarial loss	-	.1	.1	.1
Total	$(.1)	$-	$(.1)	$(.1)

 Contributions - We expect our 2016 contributions for our pension and other postretirement plans to be approximately $16 million.

Note 10 - Other noncurrent liabilities:

	December 31,	June 30,
	2015	2016
	(In millions)
Reserve for uncertain tax positions	$11.8	$7.1
Employee benefits	7.5	7.5
Interest rate swap contract	.2	5.8
Insurance claims and expenses	.2	.2
Other	4.7	4.7
Total	$24.4	$25.3

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(225.4)	$(237.6)	$(159.8)	$(252.0)
Other comprehensive income (loss)	6.1	(5.0)	(59.5)	9.4
Balance at end of period	$(219.3)	$(242.6)	$(219.3)	$(242.6)

Marketable securities:
Balance at beginning of period	$(3.4)	$(.8)	$(2.9)	$(.6)
Other comprehensive income - unrealized gains (losses) arising during the year	(.2)	.4	(.7)	.2
Balance at end of period	$(3.6)	$(.4)	$(3.6)	$(.4)

Defined benefit pension plans:
Balance at beginning of period	$(172.8)	$(156.4)	$(175.4)	$(159.2)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	4.4	3.0	7.0	5.8
Balance at end of period	$(168.4)	$(153.4)	$(168.4)	$(153.4)

OPEB plans:
Balance at beginning of period	$2.2	$2.0	$2.3	$2.1
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.2)	(.2)
Balance at end of period	$2.1	$1.9	$2.1	$1.9

Interest rate swap:
Balance at beginning of period	$-	$(5.1)	$-	$(2.3)
Other comprehensive loss:
Unrealized losses arising during the year	-	(1.4)	-	(4.8)
Less reclassification adjustment for amounts included in interest expense	-	.5	-	1.1
Balance at end of period	$-	$(6.0)	$-	$(6.0)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(399.4)	$(397.9)	$(335.8)	$(412.0)
Other comprehensive income (loss)	10.2	(2.6)	(53.4)	11.5
Balance at end of period	$(389.2)	$(400.5)	$(389.2)	$(400.5)

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

In March 2013, we were served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  As amended by plaintiffs’ third amended complaint (Harrison, Jan, et al v. E.I. Du Pont de Nemours and Company, et al), plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon and Tennessee that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of this case, we have determined that it is not reasonably possible that a loss has been incurred in this case.

Note 13 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2015 and June 30, 2016:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In millions)
Asset (liability)
December 31, 2015
Currency forward contracts	$(1.2)	$(1.2)	$-	$-
Interest rate swap contract	(3.5)	-	(3.5)	-
Noncurrent marketable securities (See Note 4)	2.4	2.4	-	-

June 30, 2016
Currency forward contracts	$-	$-	$-	$-
Interest rate swap contract	(9.2)	-	(9.2)	-
Noncurrent marketable securities (See Note 4)	2.7	2.7	-	-

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

At June 30, 2016, we had currency forward contracts to exchange:

•

an aggregate €17.9 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 9.42 to krone 9.47 per euro.  These contracts with DnB Nor Bank ASA and Deutsche Bank mature at a rate of approximately €2.9 million per month from July 2016 through December 2016;

•

an aggregate $12.9 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 8.31 to krone 8.33 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature at a rate of approximately $2.2 million per month from July 2016 through December 2016;

•

an aggregate $15.5 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.29 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature from July 2016 through December 2016 at a rate of $3.1 million per month in July and approximately $2.5 million per month from August through December, and;

•

an aggregate $7.5 million for an equivalent value of euro at exchange rates ranging from €1.13 to €1.14 per U.S. dollar.  These contracts with Deutsche Bank mature at a rate of $1.3 million per month from July 2016 through December 2016.

The estimated fair value of such currency forward contracts at June 30, 2016 was immaterial, including $.2 million recognized as part of accounts and other receivables and $.2 million recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet.  We recognized a net $1.1 million currency transaction gain in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2016 related to currency forward contracts.  We are not currently using hedge accounting for our outstanding currency forward contracts at June 30, 2016 and we did not use hedge accounting for any of such contracts we previously held in 2015.  Accordingly, changes in the aggregate fair value of currency forward contracts we hold are recognized as a currency transaction gain or loss.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 we entered into a pay- fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize our exposure to volatility in LIBOR as it relates to our forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, we will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.75 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  The notional amount of the swap as of June 30, 2016 was $342.1 million.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income, net of deferred income taxes.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, to be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  Since the inception of the swap through June 30, 2016, there have been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

During the first six months of 2016, the pretax amount recognized in other comprehensive income (loss) related to the interest rate swap contract was a $5.7 million loss.  During the same period, $1.8 million was reclassified from accumulated other comprehensive loss into earnings (interest expense).  During the next twelve months, the amount of the June 30, 2016 accumulated other comprehensive loss balance that is expected to be reclassified to interest expense is $3.5 million pre-tax.

The fair value of the interest rate swap contract at June 30, 2016 was a liability of $9.2 million and is reflected in the Condensed Consolidated Balance Sheet as part of accounts payable and accrued liabilities ($3.4 million) and other noncurrent liabilities ($5.8 million).  See Notes 6 and 10.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2015 and June 30, 2016.

	December 31, 2015		June 30, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$94.3	$94.3	$80.6	$80.6
Long-term debt:
Variable rate:
Term loan	338.0	309.5	337.0	319.0
North American credit facility	-	-	30.0	30.0
Common stockholders' equity	461.9	653.6	436.6	608.4

At June 30, 2016, the estimated market price of our term loan was $932.50 per $1,000 principal amount.  The fair value of our term loan is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the term loan trades were not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable, accounts payable and the revolving credit facility are considered equivalent to fair value.  See Notes 2, 6 and 7.

Note 14 - Other operating income (expense), net:

Other operating expense, net in the first six months of 2016 includes income of $3.4 million, including $1.4 million recognized in the second quarter, related to cash received from settlement of a business interruption insurance claim arising in 2014.  No additional material amounts are expected to be received with respect to such insurance claim.

Note 15 - Related party transactions:

As discussed in our 2015 Annual Report, prior to 2015 we entered into an unsecured revolving demand promissory note with Valhi in which, as amended, we agreed to loan Valhi up to $100 million.  The principal amount we might lend to Valhi at any time under such facility was at our discretion.  In August 2016, we and Valhi agreed to reduce the maximum amount we might lend to Valhi under this promissory note from $100 million to $60 million.  All of the other terms and conditions of this promissory note remain unchanged.  At December 31, 2015 and June 30, 2016, we had no outstanding loans to Valhi under this promissory note.

Note 16 - Recent accounting pronouncements not yet adopted:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.  The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.  The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2015 discussed in Note 15 to our 2015 Annual Report, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the six months ended June 30, 2016, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located throughout Europe and North America.

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

Executive summary

We reported net income of $1.7 million, or $.01 per share, in the second quarter of 2016 as compared to a net loss of $159.8 million, or $1.38 per share, in the second quarter of 2015.  For the first six months of 2016, we reported a net loss of $2.1 million, or $.02 per share, compared to a net loss of $141.4 million, or $1.22 per share, in the first six months of 2015.  We reported a net loss in the 2015 periods primarily due to the recognition of an aggregate $150.3 million non-cash deferred income tax asset valuation allowance related to our German and Belgian operations and a $21.1 million charge associated with the implementation of certain workforce reductions, both of which were recognized in the second quarter of 2015.  Comparability of our results was also impacted by lower average selling prices in 2016, as well as the favorable effects of higher sales volumes, lower raw materials and other production costs (including cost savings resulting from workforce reductions implemented in 2015 reflected in both cost of sales and other operating expenses), and the recognition of an insurance settlement gain in 2016 from a 2014 business interruption claim.

Our results in the six months of 2016 include a pre-tax insurance settlement gain of $3.4 million ($2.6 million, or $.02 per share, net of income tax expense), of which $1.4 million ($1.0 million, or $.01 per share, net of income tax expense) was recognized in the second quarter.  Our results in the second quarter of 2016 include the recognition of a non-cash deferred income tax valuation allowance related to our German and Belgian operations aggregating $2.9 million ($.02 per share).  Our results in the second quarter of 2015 include the recognition of the non-cash deferred income tax asset valuation allowance related to our German and Belgian operations aggregating $150.3 million ($1.30 per share) and a pre-tax charge of $21.1 million ($18.2 million, or $.16 per share, net of income tax benefit) related to workforce reduction costs accrued in the second quarter of 2015.  Of such $21.1 million charge, $10.7 million was classified as part of cost of sales and $10.4 million was classified in selling, general and administrative expense.

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

Results of operations

Current industry conditions

Due to competitive pressures, our average selling prices decreased throughout 2015 and, to a much lesser extent, into the first quarter of 2016.  Our average selling prices at the beginning of 2016 were 17% lower as compared to the beginning of 2015.  In the second quarter of 2016, our average selling prices began to rise due to the implementation of previously-announced price increases.  Our average selling prices at the end of the second quarter of 2016 were 4% higher than at the end of the first quarter of 2016, and 2% higher than at the end of 2015, with higher prices in most major markets except Latin America.  We experienced higher sales volumes in European, North American and export markets in the second quarter and first half of 2016 as compared to the second quarter and first half of 2015, partially offset by slightly lower volumes in the Latin American market in 2016 as compared to the same periods of 2015.

We operated our production facilities at overall average capacity utilization rates of 96% in the first six months of 2016 (approximately 97% and 95% of practical capacity in the first and second quarters, respectively) compared to approximately 97% in the first six months of 2015 (93% and 100% in the first and second quarters of 2015, respectively).  Our production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first half of 2016.  Given the time lag between when third-party feedstock ore is purchased and when the TiO2 product produced with such ore is reflected in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2015 and into the first half of 2016.  Consequently, our cost of sales per metric ton of TiO2 sold in the first six months of 2016 was lower than our cost of sales per metric ton of TiO2 sold in the first six months of 2015 (excluding the effect of changes in currency exchange rates).

Quarter ended June 30, 2016 compared to the quarter ended June 30, 2015

	Three months ended June 30,
	2015		2016
	(Dollars in millions)
Net sales	$360.2	100%	$356.1	100%
Cost of sales	313.7	87	300.6	84
Gross margin	46.5	13	55.5	16
Other operating income and expense, net	56.9	16	45.0	13
Income (loss) from operations	$(10.4)	(3)%	$10.5	3%

				% Change
TiO2 operating statistics:
Sales volumes*	139		149	7%
Production volumes*	140		131	(7)%
Percentage change in net sales:
TiO2 product pricing				(7)%
TiO2 sales volumes				7
Product mix/other				(2)
Changes in currency exchange rates				1
Total				(1)%

*	Thousands of metric tons

Net sales - Net sales in the second quarter of 2016 decreased 1%, or $4.1 million, compared to the second quarter of 2015 primarily due to the net effect of a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $25 million) and a 7% increase in sales volumes (which increased net sales by approximately $25 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 7% in the second quarter of 2016 as compared to the second quarter of 2015 primarily due to higher sales in European, North American and export markets, partially offset by lower sales in Latin America.  Our sales volumes in the second quarter of 2016 set a new overall record for a second quarter.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $5 million as compared to the second quarter of 2015.

Cost of sales - Cost of sales decreased $13.1 million or 4% in the second quarter of 2016 compared to the second quarter of 2015 due to the net impact of lower raw materials and other production costs of approximately $17 million (primarily lower third-party feedstock ore costs), approximately $2.0 million in savings resulting from workforce reductions implemented in 2015 as part of a restructuring plan designed to improve our long-term cost structure, a 7% increase in sales volumes, a 7% decrease in TiO2 production volumes, and currency fluctuations (primarily the euro).  Our cost of sales in 2015 includes approximately $10.7 million of severance costs related to workforce reductions.  Our cost of sales as a percentage of net sales decreased to 84% in the second quarter of 2016 compared to 87% in the same period of 2015, as the favorable effects of lower raw materials and other production costs and the impact of the $10.7 million second quarter 2015 workforce reduction charge classified in cost of sales, and associated cost savings from such workforce reduction realized in the second quarter of 2016, more than offset the unfavorable impact of lower average selling prices and lower production volumes, as discussed above.

Other operating income and expense, net – Other operating income and expense, net in the second quarter of 2016 was $45.0 million, a decrease of $11.9 million compared to the second quarter of 2015.  Other operating expense in the second quarter of 2015 includes $10.4 million of severance costs related to workforce reductions classified in selling, general and administrative expense.  In addition, other operating expense decreased in the second quarter of 2016 due to approximately $3.0 million in cost savings realized in 2016 from workforce reductions implemented in 2015, and other operating income and expense in the second quarter of 2016 includes an insurance settlement gain of $1.4 million related to a 2014 business interruption claim.

Gross margin and income (loss) from operations - Income from operations increased by $20.9 million compared to the second quarter of 2015.  Income (loss) from operations as a percentage of net sales increased to 3% in the second quarter of 2016 from (3)% in the same period of 2015.  This increase was driven by the increase in gross margin percentage, which increased to 16% for the second quarter of 2016 compared to 13% for the second quarter of 2015, and the impact of the $10.4 million second quarter 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reduction realized in the second quarter of 2016 of $3.0 million.  As discussed and quantified above, our gross margin percentage increased primarily due to the net effect of lower raw material and other production costs (including 2015 workforce reduction charges of $10.7 million classified as cost of sales and the associated $2.0 million of cost savings from such workforce reduction realized in 2016), higher sales volumes, lower selling prices and lower production volumes.  We estimate that changes in currency exchange rates increased income from operations by approximately $4 million in the second quarter of 2016 as compared to the same period in 2015, as discussed below.

Other non-operating income (expense) - Interest expense increased $.7 million, or 16%, in the second quarter of 2016 compared to the second quarter of 2015.  We currently expect our interest expense for all of 2016 will be comparable to 2015.  See Note 7 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $3.9 million in the second quarter of 2016 compared to income tax expense of $145.1 million in the second quarter of 2015.  As discussed below, our income tax expense in the second quarter of 2016 and 2015 includes a non-cash deferred income tax expense of $2.9 million and $150.3 million, respectively, related to the recognition of a deferred income tax asset valuation allowance for our German and Belgian operations.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations is generally lower than the income tax rates applicable to our U.S. operations.  See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $683 million for German corporate purposes and $96 million for German trade tax purposes, respectively, at December 31, 2015) and in Belgium (the equivalent of $86 million for Belgian corporate tax purposes at December 31, 2015), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The

German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which had been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  We recognized an additional non-cash deferred income tax asset valuation allowance during the first half of 2016 of $2.9 million, all of which was recognized in the second quarter.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse the valuation allowance in full, to the extent we generate additional losses in Germany or Belgium in the intervening periods, our effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as we are able to reverse the valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.  Consistent with our expectation regarding our consolidated results of operations in the remainder of 2016 (as discussed below under the “Outlook” subsection), we currently believe it is likely our German and Belgian operations will report improved operating results in 2016 as compared to 2015.  However we currently do not expect that our German and Belgian operating results would improve to such an extent in 2016 that reversal of the valuation allowance in full would be supported by the presence of sufficient positive evidence.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six months ended June 30,
	2015		2016
	(Dollars in millions)
Net sales	$725.3	100%	$674.5	100%
Cost of sales	601.4	83	578.6	86
Gross margin	123.9	17	95.9	14
Other operating income and expense, net	102.1	14	85.7	12
Income from operations	$21.8	3%	$10.2	2%

				% Change
TiO2 operating statistics:
Sales volumes*	270		287	6%
Production volumes*	265		262	(1)%
Percentage change in net sales:
TiO2 product pricing				(11)%
TiO2 sales volumes				6
Product mix/other				(1)
Changes in currency exchange rates				(1)
Total				(7)%

*	Thousands of metric tons

Net sales - Net sales in the first six months of 2016 decreased 7%, or $50.8 million, compared to the first six months of 2015 primarily due to the net effect of an 11% decrease in average TiO2 selling prices (which decreased net sales by approximately $80 million) and a 6% increase in sales volumes (which increased net sales by approximately $44 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 6% in the first six months of 2016 as compared to the first six months of 2015 primarily due to higher sales in European, North American and export markets, partially offset by lower sales in Latin America.  Our sales volumes in the first half of 2016 set a new overall record for a first-six-months period.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our net sales by approximately $6 million as compared to the first six months of 2015.

Cost of sales - Cost of sales decreased $22.8 million or 4% in the first six months of 2016 compared to the same period in 2015 primarily due to the net impact of lower raw materials and other production costs of approximately $23 million (primarily lower third-party feedstock ore costs), approximately $4.0 million in savings resulting from workforce reductions implemented in 2015, a 6% increase in sales volumes, and currency fluctuations (primarily the euro).  Our cost of sales in 2015 includes approximately $10.7 million of severance costs related to workforce reductions.

Our cost of sales as a percentage of net sales increased to 86% in the first six months of 2016 compared to 83% in the same period of 2015, as the unfavorable impact of lower average selling prices more than offset the favorable effects of lower raw materials and other production costs and the impact of the $10.7 million second quarter 2015 workforce reduction charge classified in cost of sales and associated cost savings from such workforce reduction realized in the first six months of 2016, as discussed above.

Other operating income and expense, net – Other operating income and expense, net in the first six months of 2016 was $85.7 million, a decrease of $16.4 million compared to the first six months of 2015.  Other operating expense in the second quarter of 2015 includes $10.4 million of severance costs related to workforce reductions classified in selling, general and administrative expense.  In addition, other operating expense decreased in the first six months of 2016 due to approximately $5.5 million in cost savings realized in 2016 from workforce reductions implemented in 2015, and other operating income and expense in the first six months of 2016 also includes an insurance settlement gain of $3.4 million related to a 2014 business interruption claim.

Gross margin and income from operations - Income from operations decreased by $11.6 million compared to the first six months of 2015.  Income from operations as a percentage of net sales decreased to 2% in the first six months of 2016 from 3% in the same period of 2015.  This decrease was driven by the decline in gross margin, which decreased to 14% for the first six months of 2016 compared to 17% for the first six months of 2015, partially offset by the impact of the $10.4 million second quarter 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reductions realized in the first six months of 2016 of $5.5 million.  As discussed and quantified above, our gross margin decreased primarily due to the net effect of lower selling prices, lower raw material and other production costs (including 2015 workforce reduction charges of $10.7 million classified as cost of sales and the associated $4.0 million of cost savings from such workforce reduction realized in 2016), and higher sales volumes.  We estimate that changes in currency exchange rates increased income from operations by approximately $11 million in the first six months of 2016 as compared to the same period in 2015.

Other non-operating income (expense) - Interest expense increased $1.2 million, or 13%, in the first six months of 2016 compared to 2015 primarily due to higher average debt levels in 2016.

Income tax expense - We recognized income tax expense of $2.5 million in the first six months of 2016 compared to income tax expense of $154.5 million in the same period last year.  As discussed above, our income tax expense in the first six months of 2016 and 2015 includes a second quarter non-cash deferred income tax expense of $2.9 million and $150.3 million, respectively, related to the recognition of a deferred income tax asset valuation allowance for our German and Belgian operations.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally lower than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance, we would generally expect our overall effective tax rate to be lower than the U.S. federal statutory rate of 35% primarily because of our non-U.S. operations.  Our effective income tax rate in the first six months of 2015, excluding the impact of the deferred income tax asset valuation allowances we recognized, was lower than the U.S. federal statutory tax rate of 35%.  However, as a result of our estimated annual effective tax rate at June 30, 2015, our non-U.S. rate reconciling items increased our effective tax rate but this increase was more than offset by tax benefits related to nondeductible expenses and our reserve for uncertain tax positions.  Our effective income tax rate in the first six months of 2016, excluding the impact of the deferred income tax asset valuation allowances we recognized, was higher than the U.S. federal statutory rate of 35%.  Although we reported positive pre-tax earnings in the first six months of 2016, we recognized a net income tax benefit in the first six months of 2016, excluding the impact of the deferred income tax asset valuation we recognized, primarily because we are required under ASC 740-270 to compute the interim tax provision by calculating an estimated annual effective tax rate.  Because the estimate is based on full year income, the tax rate differences may not have a meaningful relationship to quarterly or year-to-date interim pre-tax income and may produce unusual and unexpected relationships to other tax rate reconciling items.  Excluding the impact of the deferred income tax asset valuation allowance we recognized, our effective income tax rate and the net income tax benefit recognized in the first six months of 2016 is not indicative of the effective income tax rate or income tax expense (benefit) we would expect for the full year of 2016, in part given the near break-even pre-tax results we recognized in the first six months of 2016.  See Note 8 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Effects of Currency Exchange Rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 13 to our Condensed Consolidated Financial Statements, we periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates three months ended June 30, 2016 vs June 30 2015

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2016 vs 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$5	$5
Income from operations	-	2	2	2	4

The $5 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $4 million net increase in income from operations comprised the following:

•

approximately $2 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the Norwegian krone and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a greater amount of local currency in the 2016 period as compared to the 2015 period, and

•

approximately $2 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2016 as compared to 2015, as the positive impact of the weaker U.S. dollar on euro-denominated sales was more than offset by the unfavorable effect of euro-denominated operating costs being translated into more U.S. dollars in 2016 as compared to 2015).

Impact of changes in currency exchange rates six months ended June 30, 2016 vs June 30 2015

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2016 vs 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(6)	$(6)
Income from operations	1	4	3	8	11

The $6 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported                                                                                                                                                                                                                                                                                                                              amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million net increase in income from operations comprised the following:

•

approximately $3 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a greater amount of local currency in the 2016 period as compared to the 2015 period, and

•

approximately $8 million of net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2016 as compared to 2015).

Outlook

During the first half of 2016 we operated our production facilities at 96% of practical capacity.  We expect our production volumes to be higher in 2016 as compared to 2015, as our production rates in 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.   Assuming global economic conditions do not deteriorate, we expect our sales volumes to be higher in 2016 as compared to 2015.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first half of 2016.  Given the time lag between when third-party feedstock ore is purchased and when the TiO2 product produced with such ore is reflected in our cost of sales, our cost of sales per metric ton of TiO2 sold in the first half of 2016 was lower than our cost of sales per metric ton of TiO2 sold in the first half of 2015 (excluding the effect of changes in currency exchange rates).  We expect our cost of sales per metric ton of TiO2 sold for the remainder of 2016 will be lower than our per-metric ton cost in the comparable periods of 2015, due in part to the favorable effect of the workforce reductions and other cost reduction initiatives we implemented beginning in the second quarter of 2015 as well as some expected additional modest improvement in the cost of feedstock ore.

We started 2016 with selling prices 17% lower than the beginning of 2015, and prices declined by an additional 1% in the first quarter of 2016.  In the second quarter of 2016, our average selling prices began to rise due to the implementation of previously-announced price increases.  Our average selling prices at the end of the second quarter of 2016 were 4% higher than at the end of the first quarter of 2016, and 2% higher than at the end of 2015.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2015.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first half of 2016, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  We and our major competitors have announced price increases, which we began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which we will be able to achieve any additional price increases in the near term will depend on market conditions.

We initiated a restructuring plan in 2015 designed to improve our long-term cost structure.  As part of such plan, we implemented certain voluntary and involuntary workforce reductions during 2015 at certain of our facilities impacting approximately 160 individuals.  Such workforce reductions are expected to result in approximately $19 million of annual cost savings, including $9.4 million realized during the first six months of 2016.  These workforce reductions are not expected to negatively impact our ability to operate our production facilities at their practical capacity rates.  In addition to the workforce reductions implemented in 2015, we are also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.

Overall, we expect income from operations in 2016 will be higher as compared to 2015 as a result of:

•	the favorable effects of anticipated higher sales and production volumes in 2016,
•	the favorable effect of lower-cost third party feedstock ore,
•	the expected cost savings from workforce reductions and other cost reduction initiatives throughout the organization, and
•	the expected implementation of price increases.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of relative customer inventory levels during the recent past and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for production capacity expansions, a shortage of TiO2 could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.  In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash and cash equivalents we report from period to period can be impacted by changes in currency exchange rates, since a portion of our cash and cash equivalents is held by our non-U.S. subsidiaries.  For example, during the first six months of 2016, relative changes in currency exchange rates resulted in a $.1 million increase in the reported amount of our cash and cash equivalents from December 31, 2015 to June 30, 2016 as compared to a $6.1 million decrease from December 31, 2014 to June 30, 2015.

Cash provided by operating activities was $16.6 million in the first six months of 2016 compared to $8.3 million in the first six months of 2015.  This $8.3 million increase in the amount of cash provided was primarily due to the net effects of the following:

•	lower income from operations in 2016 of $11.6 million,
•	a lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2016 of $16.5 million as compared to 2015,
•	lower net cash paid for income taxes in 2016 of $2.8 million primarily due to our decreased profitability, and
•	higher net distributions from our TiO2 manufacturing joint venture in 2016 of $2.0 million, primarily due to the timing of the joint venture’s working capital needs.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•

Our average days sales outstanding, or DSO, was consistent from December 31, 2015 to June 30, 2016, as higher sales volumes were offset by the effect of lower sales prices in 2016 as compared to 2015, and

•	Our average days sales in inventory, or DSI, decreased from December 31, 2015 to June 30, 2016 principally due to lower inventory volumes and lower inventory raw material costs.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2014	June 30, 2015	December 31, 2015	June 30, 2016
DSO	61 days	69 days	66 days	66 days
DSI	76 days	66 days	80 days	55 days

Investing activities

Our capital expenditures of $19.3 million and $23.7 million in the first six months of 2015 and 2016, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.  In addition, approximately $5 million of our 2016 capital expenditure to date relates to the implementation of a new accounting and manufacturing system.

Financing activities

During the first six months of 2016, we:

•	paid quarterly dividends to stockholders aggregating $.30 per share ($34.8 million),
•	borrowed $108.2 million on our revolving North American credit facility and subsequently repaid $78.2 million, and
•	repaid $1.8 million on our term loan.

Outstanding debt obligations

At June 30, 2016, our consolidated debt comprised:

•	$342.1 million aggregate borrowing under our term loan ($337.0 million carrying amount, net of unamortized original issue discount and debt issuance costs) due in February 2020,
•	$30.0 million outstanding on our revolving North American credit facility, and
•	approximately $3.1 million of other indebtedness.

Our North American and European revolvers and our term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments are discussed in Note 9 to our Consolidated Financial Statements included in our 2015 Annual Report.  We are in compliance with all of our debt covenants at June 30, 2016.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At June 30, 2016, we had aggregate cash, cash equivalents and restricted cash on hand of $80.6 million, of which $77.9 million was held by non-U.S. subsidiaries.  At June 30, 2016, we had approximately $52.2 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last six months ending June 30, 2016, our borrowing availability at June 30, 2016 under this facility is approximately 11% of the credit facility, or €13.7 million ($15.2 million).  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2017) and our long-term obligations (defined as the five-year period ending June 30, 2021, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.   Our North American revolving credit facility matures in June 2017, and our European credit facility matures in September 2017.  We believe we will be able to obtain an extension of these facilities in the normal course of business on or prior to their respective maturity dates.

Capital expenditures

We currently estimate that we will invest approximately $63 million in capital expenditures primarily to maintain and improve our existing facilities during 2016, including the $23.7 million we have spent through June 30, 2016.  A portion of planned capital expenditures in 2016 relates to the implementation of a new accounting and manufacturing system.

Stock repurchase program

At June 30, 2016, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2015 Annual Report.

Commitments and contingencies

See Notes 8 and 12 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2016.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Bobby D. O’Brien, our Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2016.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12 of the Condensed Consolidated Financial Statements, our 2015 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2015 Annual report.  There have been no material changes to such risk factors during the three months ended June 30, 2016.

Item 6.	Exhibits

10.1

Ninth Amended and Restated Unsecured Revolving Demand Promissory Note dated August 3, 2016 in the original principal amount of $60.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.

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

Kronos Worldwide, Inc.
(Registrant)

Date: August 5, 2016	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2016	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)