Form 10-Q
period 2017-03-31
KRONOS WORLDWIDE INC
filed 2017-05-08
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

Commission file number 1-31763

KRONOS WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	76-0294959
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2697

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Emerging growth company  ☐

If an emerging  growth company, indicate by check mark if the registrant has elected not to use the  extended  transition period for complying with any new or revised  financial accounting  standards provided  pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on May 1, 2017:  115,894,098.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2016	2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50.7	$89.8
Restricted cash	1.6	1.1
Accounts and other receivables	244.6	273.9
Inventories, net	343.5	360.7
Prepaid expenses and other	10.0	8.8

Total current assets	650.4	734.3

Other assets:
Investment in TiO2 manufacturing joint venture	78.9	82.0
Marketable securities	6.0	5.7
Deferred income taxes	8.1	5.7
Other	2.2	2.0

Total other assets	95.2	95.4

Property and equipment:
Land	37.3	37.9
Buildings	195.8	199.1
Equipment	947.4	975.5
Mining properties	108.1	109.8
Construction in progress	38.7	33.9
	1,327.3	1,356.2
Less accumulated depreciation and amortization	893.3	916.9

Net property and equipment	434.0	439.3

Total assets	$1,179.6	$1,269.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2016	2017
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.6	$3.6
Accounts payable and accrued liabilities	173.5	192.4
Income taxes	5.0	9.5

Total current liabilities	182.1	205.5

Noncurrent liabilities:
Long-term debt	335.4	360.9
Accrued pension cost	227.3	232.0
Accrued postretirement benefits cost	6.9	6.9
Deferred income taxes	10.5	11.6
Other	22.4	25.3

Total noncurrent liabilities	602.5	636.7

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.8	1,398.8
Retained deficit	(552.2)	(532.8)
Accumulated other comprehensive loss	(452.8)	(440.4)

Total stockholders' equity	395.0	426.8

Total liabilities and stockholders' equity	$1,179.6	$1,269.0

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2016	2017
	(unaudited)
Net sales	$318.4	$369.8
Cost of sales	278.0	266.4

Gross margin	40.4	103.4

Selling, general and administrative expense	41.1	46.8
Other operating income (expense):
Currency transaction gains (losses), net	2.3	(.2)
Other operating expense, net	(1.9)	(4.1)

Income (loss) from operations	(.3)	52.3

Other income (expense):
Interest and dividend income	.2	.2
Interest expense	(5.1)	(4.7)

Income (loss) before income taxes	(5.2)	47.8

Income tax expense (benefit)	(1.4)	11.0

Net income (loss)	$(3.8)	$36.8

Net income (loss) per basic and diluted share	$(.03)	$.32

Cash dividends per share	$.15	$.15

Weighted average shares used in the calculation of net income (loss) per share	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended
	March 31,
	2016	2017
	(unaudited)
Net income (loss)	$(3.8)	$36.8

Other comprehensive income (loss), net of tax:
Currency translation	14.4	9.0
Marketable securities	(.2)	(.2)
Defined benefit pension plans	2.8	3.1
Other postretirement benefit plans	(.1)	(.1)
Interest rate swap	(2.8)	.6

Total other comprehensive income, net	14.1	12.4

Comprehensive income	$10.3	$49.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2017

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2016	$1.2	$1,398.8	$(552.2)	$(452.8)	$395.0

Net income	-	-	36.8	-	36.8
Other comprehensive income, net of tax	-	-	-	12.4	12.4
Dividends paid	-	-	(17.4)	-	(17.4)

Balance at March 31, 2017	$1.2	$1,398.8	$(532.8)	$(440.4)	$426.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(3.8)	$36.8
Depreciation and amortization	10.2	10.1
Deferred income taxes	(.2)	3.0
Benefit plan expense greater than cash funding	2.0	3.7
Contributions to TiO2 manufacturing joint venture, net	(.8)	(3.1)
Other, net	(1.6)	.5
Change in assets and liabilities:
Accounts and other receivables	(16.5)	(26.8)
Inventories	19.5	(12.1)
Prepaid expenses	.8	1.4
Accounts payable and accrued liabilities	(3.9)	21.5
Income taxes	(3.2)	4.7
Accounts with affiliates	(17.9)	(.8)
Other, net	.1	2.7

Net cash provided by (used in) operating activities	(15.3)	41.6

Cash flows from investing activities -
Capital expenditures	(14.3)	(11.9)

Net cash used in investing activities	(14.3)	(11.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	9.2	42.2
Principal payments	(1.0)	(17.1)
Deferred financing fees	-	(.1)
Dividends paid	(17.4)	(17.4)

Net cash provided by (used in) financing activities	(9.2)	7.6

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$(38.8)	$37.3
Currency translation	1.3	1.3
Balance at beginning of period	94.3	52.3

Balance at end of period	$56.8	$90.9

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$4.6	$4.2
Income taxes	2.7	2.1
Accrual for capital expenditures	2.6	4.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2017, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2017 (2016 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2017 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	March 31,
	2016	2017
	(In millions)
Trade receivables	$224.8	$255.9
Recoverable VAT and other receivables	16.7	15.3
Receivable from affiliates:
Income taxes, net - Valhi	.7	-
Other	2.8	3.3
Refundable income taxes	.3	.1
Allowance for doubtful accounts	(.7)	(.7)
Total	$244.6	$273.9

Note 3 - Inventories, net:

	December 31,	March 31,
	2016	2017
	(In millions)
Raw materials	$68.7	$79.1
Work in process	22.3	22.1
Finished products	195.7	199.3
Supplies	56.8	60.2
Total	$343.5	$360.7

Note 4 - Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of related parties: Valhi, NL and CompX International Inc.  NL owns the majority of CompX’s outstanding common stock.  All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security, and represent a Level 1 input within the fair value hierarchy.  See Note 14.  Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.

	Fair value
	measurement	Market	Cost
Marketable security	level	value	basis	Unrealized gain
		(In millions)
December 31, 2016:
Valhi common stock	1	$5.9	$3.2	$2.7
NL and CompX common stocks	1.1		.1	-
Total		$6.0	$3.3	$2.7

March 31, 2017:
Valhi common stock	1	$5.6	$3.2	$2.4
NL and CompX common stocks	1.1		.1	-
Total		$5.7	$3.3	$2.4

At December 31, 2016 and March 31, 2017, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2016 and March 31, 2017, the quoted per share market price of Valhi’s common stock was $3.46 and $3.28, respectively.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	March 31,
	2016	2017
	(In millions)
Pension asset	$.6	$.6
Deferred financing costs, net	.4	.4
Other	1.2	1.0
Total	$2.2	$2.0

Note 6 - Long-term debt:

	December 31,	March 31,
	2016	2017
	(In millions)
Term loan	$335.9	$335.4
Revolving North American credit facility	-	26.0
Other	3.1	3.1
Total debt	339.0	364.5
Less current maturities	3.6	3.6
Total long-term debt	$335.4	$360.9

Term loan - During the first three months of 2017, we made our required quarterly term loan principal payment of $.9 million.  The average interest rate on the term loan borrowings as of and for the quarter ended March 31, 2017 was 4.0%.  The carrying value of the term loan at March 31, 2017 is stated net of unamortized original issue discount of $.8 million and debt issuance costs of $3.3 million.

See Note 14 for a discussion of the interest rate swap we entered into in 2015 pursuant to our interest rate risk management strategy.

North American revolving credit facility - In January 2017, we extended the maturity date of our North American revolving credit facility to the earlier of (i) January 30, 2022 or (ii) 90 days prior to the maturity date of our existing term loan indebtedness (or 90 days prior to the maturity date of any indebtedness incurred in a permitted refinancing of such existing term loan indebtedness).  Based on the February 2020 maturity date of our existing term loan, the maturity date of the North American revolving credit facility is currently November 2019.

During the first three months of 2017, we borrowed a net $26.0 million under our North American revolving credit facility.  The average interest rate on outstanding borrowings as of and for the quarter ended March 31, 2017 was 4.75% and 4.72%, respectively.  At March 31, 2017 we had approximately $74.9 million available for additional borrowing under this revolving credit facility.

European revolving credit facility - Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2017 and the net debt to EBITDA financial test, our borrowing availability at March 31, 2017 is approximately 69% of the credit facility, or €82.7 million ($88.3 million).  We expect to extend the maturity date of this facility on or prior to its maturity date in September 2017.

Other - We are in compliance with all of our debt covenants at March 31, 2017.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2016	2017
	(In millions)
Accounts payable	$84.9	$101.5
Employee benefits	17.7	18.1
Accrued sales discounts and rebates	20.9	17.8
Reserve for uncertain tax positions	3.3	3.3
Interest rate swap contract	2.9	2.2
Accrued workforce reduction costs	1.2	.2
Payable to affiliates:
Louisiana Pigment Company, L.P.	14.7	14.1
Income taxes, net - Valhi	-	.4
Other	27.9	34.8
Total	$173.5	$192.4

See Note 14 for a discussion of the interest rate swap contract.

Note 8 - Other noncurrent liabilities:

	December 31,	March 31,
	2016	2017
	(In millions)
Reserve for uncertain tax positions	$7.3	$7.6
Employee benefits	7.8	7.9
Other	7.3	9.8
Total	$22.4	$25.3

Note 9 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2016	2017
	(In millions)
Service cost	$2.5	$2.7
Interest cost	3.8	3.3
Expected return on plan assets	(3.8)	(2.5)
Amortization of prior service cost	.2	.1
Recognized actuarial losses	2.8	3.2
Total	$5.5	$6.8

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended
	March 31,
	2016	2017
	(In millions)
Interest cost	$.1	$.1
Amortization of prior service credit	(.2)	(.1)
Total	$(.1)	$-

 Contributions - We expect our 2017 contributions for our pension and other postretirement plans to be approximately $15 million.

Note 10 - Other operating income (expense), net:

Other operating income (expense), net in the first three months of 2016 includes income of $2.0 million related to cash received in the quarter from settlement of a business interruption insurance claim arising in 2014.  We collected an additional $1.4 million related to this claim in April 2016, which was recognized as other operating income in the second quarter of 2016.  No additional material amounts are expected to be received with respect to such insurance claim.

Note 11 - Income taxes:

	Three months ended
	March 31,
	2016	2017
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(1.8)	$16.7
Non-U.S. tax rates	.2	(2.4)
Incremental net tax expense (benefit) on earnings and losses of non-U.S. companies	.2	1.2
Valuation allowance	-	(5.0)
Other, net	-	.5
Income tax expense (benefit)	$(1.4)	$11.0

Comprehensive provision for income taxes allocable to:
Net income (loss)	$(1.4)	$11.0
Other comprehensive income (loss):
Marketable securities	(.1)	(.1)
Pension plans	.1	.2
Interest rate swap	(1.6)	.3
Total	$(3.0)	$11.4

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

We have substantial net operating loss (NOL) carryforwards in Germany and Belgium, the benefit of which we had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, we determined such losses did not meet the more-likely-than-not recognition criteria, and as a result we recognized a non-cash deferred income tax expense as a valuation allowance against our net deferred income tax assets in such jurisdictions.  We continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017.  During the first quarter of 2017, we recognized an aggregate non-cash income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  As a result of ongoing audits in certain jurisdictions, in 2008 we filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.  During 2016, Contran, as the ultimate parent of our U.S. Consolidated income tax group, executed and finalized an Advance Pricing Agreement with the U.S. Internal Revenue Service and our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (collectively, the “U.S.-Canada APA”) effective for tax years 2005 - 2015.  Pursuant to the terms of the U.S.-Canada APA, the U.S. and Canadian tax authorities agreed to certain prior year changes to taxable income of our U.S. and Canadian subsidiaries.  As a result of such agreed-upon changes, our Canadian subsidiary will incur a cash income tax payment of approximately CAD $3 million (USD $2.3 million) related to the U.S.-Canada APA, but such payment was fully offset by previously provided accruals (such USD $2.3 million has not been paid as of March 31, 2017, and is classified as part of income taxes payable at such date).  We currently expect the Advance Pricing Agreement between Canada and Germany (collectively, the “Canada-Germany APA”) to be executed and finalized within the next twelve months.  We believe we have adequate accruals to cover any cash income tax payment which might result from the finalization of the Canada-Germany APA, and accordingly we do not expect the execution of such APA to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits may decrease by approximately $6.4 million excluding accrued interest during the next twelve months related to certain adjustments to our prior year returns.

Note 12 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities, Note 9 for discussion of our defined benefit pension plans and OPEB plans, and Note 14 for discussion of our interest rate swap contract.

	Three months ended
	March 31,
	2016	2017
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(252.0)	$(269.6)
Other comprehensive income	14.4	9.0
Balance at end of period	$(237.6)	$(260.6)

Marketable securities:
Balance at beginning of period	$(.6)	$1.8
Other comprehensive loss -
unrealized losses arising during the period	(.2)	(.2)
Balance at end of period	$(.8)	$1.6

Defined benefit pension plans:
Balance at beginning of period	$(159.2)	$(184.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.8	3.1
Balance at end of period	$(156.4)	$(181.7)

OPEB plans:
Balance at beginning of period	$2.1	$1.8
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)
Balance at end of period	$2.0	$1.7

Interest rate swap:
Balance at beginning of period	$(2.3)	$(2.0)
Other comprehensive income (loss):
Unrealized losses arising during the period	(3.4)	-
Less reclassification adjustment for amounts included in interest expense	.6	.6
Balance at end of period	$(5.1)	$(1.4)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(412.0)	$(452.8)
Other comprehensive income	14.1	12.4
Balance at end of period	$(397.9)	$(440.4)

Note 13 - Commitments and contingencies:

We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote.  We have not accrued any material amounts for either of the two pending matters discussed below, as it is not reasonably possible we have incurred a loss that would be material to our consolidated financial condition, results of operations or liquidity.

In March 2013, we were served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  As amended by plaintiffs’ third amended complaint (Harrison, Jan, et al v. E.I. Du Pont de Nemours and Company, et al), plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon and Tennessee that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of this case, we have determined that it is not reasonably possible that a loss that is material has been incurred in this case.

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2016 and March 31, 2017:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Asset (liability)
December 31, 2016:
Interest rate swap contract	$(3.1)	$-	$(3.1)	$-
Noncurrent marketable securities (See Note 4)	6.0	6.0	-	-

March 31, 2017:
Interest rate swap contract	$(2.2)	$-	$(2.2)	$-
Noncurrent marketable securities (See Note 4)	5.7	5.7	-	-

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

At December 31, 2016 and March 31, 2017, we had no currency forward contracts outstanding.  We did not use hedge accounting for any of our contracts to the extent we held such contracts in 2016.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 we entered into a pay- fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize our exposure to volatility in LIBOR as it relates to our forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, we will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.8 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  The notional amount of the swap as of March 31, 2017 was $339.5 million.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income, net of deferred income taxes.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, to be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  Since the inception of the swap through March 31, 2017, there have been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

During the quarter ended March 31, 2017, the pretax amount recognized in other comprehensive income (loss) related to the interest rate swap contract was a $.9 million gain.  During the same period, $.9 million was reclassified from accumulated other comprehensive loss into earnings (interest expense).  During the next twelve months, the amount of the March 31, 2017 accumulated other comprehensive loss balance that is expected to be reclassified to interest expense is $3.0 million pre-tax.

The fair value of the interest rate swap contract at March 31, 2017 was a current liability of $2.2 million and is reflected in the Condensed Consolidated Balance Sheet as part of accounts payable and accrued liabilities.  See Note 7.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2016 and March 31, 2017.

	December 31, 2016		March 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$52.3	$52.3	$90.9	$90.9
Long-term debt:
Variable rate:
Term loan	335.9	334.6	335.4	340.8
Revolving North American credit facility	-	-	26.0	26.0
Common stockholders' equity	395.0	1,383.8	426.8	1,904.1

At March 31, 2017, the estimated market price of our term loan was $1,004 per $1,000 principal amount.  The fair value of our term loan is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the term loan trades were not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable, accounts payable and the revolving credit facility are considered equivalent to fair value.  See Notes 2, 6 and 7.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.  The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.  The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2016 discussed in Note 17 to our 2016 Annual Report, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). The amendments in ASU 2017-06 are effective for us beginning in the first quarter of 2018, early adoption as of the beginning of an annual period is permitted, retrospective presentation is required for the income statement presentation of the service cost component and other components of net benefit cost, and prospective application is required for the capitalization in assets of the service cost component of net benefit cost.    We expect to adopt this ASU in the first quarter of 2018.

We currently include all of our net benefit cost for defined benefit pension plans as part of compensation expense which is capitalized into inventory, we present a subtotal for income from operations and our net periodic defined benefit pension cost is currently included in the determination of income from operations.  Accordingly, adoption of this standard will change the amount of our aggregate compensation cost capitalized in inventory, and change the determination of the amount we report as income from operations.  As disclosed in Note 10 to our 2016 Annual Report, the service cost component represented approximately $9.9 million of our total net periodic defined benefit pension costs of $22.0 million in 2016.  None of the components of our net OPEB cost, or our total OPEB cost, were material in 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the three months ended March 31, 2017, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located throughout Europe and North America.

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

Executive summary

We reported net income of $36.8 million, or $.32 per share, in the first quarter of 2017 as compared to a net loss of $3.8 million, or $.03 per share, in the first quarter of 2016.  We had net income in the first quarter of 2017 compared to a net loss in the first quarter of 2016 primarily due to higher income from operations in 2017 resulting from the favorable effects of higher average selling prices, higher sales and production volumes, and lower raw materials and other production costs.

Our results in the first quarter of 2017 include a non-cash deferred income tax benefit of $5.0 million ($.04 per share) as a result of a net decrease in our deferred income tax asset valuation allowance related to our German and Belgian operations.

Our results in the first quarter of 2016 include a pre-tax insurance settlement gain of $2.0 million ($1.5 million, or $.01 per share, net of income tax expense) related to a 2014 business interruption claim.

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

•	Future supply and demand for our products
•	The extent of the dependence of certain of our businesses on certain market sectors
•	The cyclicality of our business
•	Customer and producer inventory levels
•	Unexpected or earlier-than-expected industry capacity expansion
•	Changes in raw material and other operating costs (such as energy and ore costs)
•	Changes in the availability of raw materials (such as ore)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation of our competitors
•	Potential consolidation of our customers
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Potential difficulties in upgrading or implementing new accounting and manufacturing software systems (such as our new enterprise resource planning system)
•	The introduction of trade barriers
•	Possible disruption of our business, or increases in our cost of doing business, resulting from terrorist activities or global conflicts
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

Results of operations

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices began to rise in the second quarter of 2016 and have continued to rise through the first quarter of 2017.  Selling prices in the first quarter of 2017 were 17% higher as compared to the first quarter of 2016, and our average selling prices at the end of the first quarter of 2017 were 4% higher than at the end of 2016, with higher prices in all major markets.  We experienced higher sales volumes in the North American and export markets in the first quarter of 2017 as compared to the same period of 2016, partially offset by lower volumes in the European market.

We operated our production facilities at overall average capacity utilization rates of 100% in the first quarter of 2017 compared to approximately 97% in the first quarter of 2016.

Throughout 2016, we experienced moderation in the cost of TiO2 feedstock ore procured from third parties.  Our cost of sales per metric ton of TiO2 sold declined throughout 2016 and into the first quarter of 2017 primarily due to such moderation in the cost of TiO2  feedstock ore in 2016.  Consequently, our cost of sales per metric ton of TiO2 sold in the first quarter of 2017 was lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2016 (excluding the effect of changes in currency exchange rates).

Quarter ended March 31, 2017 compared to the quarter ended March 31, 2016

	Three months ended March 31,
	2016		2017
	(Dollars in millions)
Net sales	$318.4	100%	$369.8	100%
Cost of sales	278.0	87	266.4	72
Gross margin	40.4	13	103.4	28
Other operating income and expense, net	40.7	13	51.1	14
Income (loss) from operations	$(.3)	-%	$52.3	14%

				% Change
TiO2 operating statistics:
Sales volumes*	138		143	3%
Production volumes*	131		145	10%
Percentage change in net sales:
TiO2 product pricing				17%
TiO2 sales volumes				3
TiO2 product mix/other				(2)
Changes in currency exchange rates				(2)
Total				16%

*	Thousands of metric tons

Net sales - Net sales in the first quarter of 2017 increased 16%, or $51.4 million, compared to the first quarter of 2016 primarily due to the favorable effects of a 17% increase in average TiO2 selling prices (which increased net sales by approximately $54 million) and a 3% increase in sales volumes (which increased net sales by approximately $10 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 3% in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to higher sales in the North American and export markets, partially offset by lower sales in the European market.  Our sales volumes in the first quarter of 2017 set a new overall record for a first quarter.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $7 million as compared to the first quarter of 2016.

Cost of sales - Cost of sales decreased $11.6 million or 4% in the first quarter of 2017 compared to the first quarter of 2016 due to the net impact of lower raw materials and other production costs of approximately $13 million (primarily caused by lower third-party feedstock ore costs), a 3% increase in sales volumes, efficiencies related to a 10% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 72% in the first quarter of 2017 compared to 87% in the same period of 2016 due to the favorable impact of higher average selling prices, lower raw materials and other production costs and efficiencies related to higher production volumes.

Other operating income and expense, net - Other operating income and expense, net in the first quarter of 2016 includes an insurance settlement gain of $2.0 million related to a 2014 business interruption claim.

Gross margin and income (loss) from operations - Income from operations increased by $52.6 million compared to the first quarter of 2016.  Income (loss) from operations as a percentage of net sales increased to 14% in the first quarter of 2017 from nil in the same period of 2016.  This increase was driven by the increase in gross margin percentage, which increased to 28% for the first quarter of 2017 compared to 13% for the first quarter of 2016.  As discussed and quantified above, our gross margin percentage increased primarily due to the net effect of higher selling prices, lower raw materials and other production costs, higher sales volumes and higher production volumes. We estimate that changes in currency exchange rates decreased income from operations by approximately $8 million in the first quarter of 2017 as compared to the same period in 2016, as discussed below.

Other non-operating income (expense) - Interest expense decreased $.4 million, or 7%, in the first quarter of 2017 compared to the first quarter of 2016.  We currently expect our interest expense for all of 2017 will be comparable to 2016.  See Note 6 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $11.0 million in the first quarter of 2017 compared to an income tax benefit of $1.4 million in the first quarter of 2016.  The difference is primarily due to our increased earnings in 2017.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations is generally lower than the income tax rates applicable to our U.S. operations.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which had been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  During 2016, we recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by our Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first quarter of 2017, we recognized an aggregate non-cash income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of either the German or Belgian valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse either valuation allowance in full, to the extent we generate additional losses in Germany or Belgium in the intervening periods, our effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as we are able to reverse either valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.  Our Belgian operations continue to have cumulative losses in the most recent twelve quarters at March 31, 2017.  Although the results of our German operations improved during 2016 and the first quarter of 2017, indicating a change in the negative trend in earnings that existed at December 31, 2015, and we utilized a portion of our German NOLs during 2016 and the first quarter of 2017, and we have cumulative income with respect to our German operations for the most recent twelve consecutive quarters at March 31, 2017, the sustainability of such positive trend in earnings has not yet been demonstrated at March 31, 2017.  Accordingly we do not currently have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German or Belgian operations at such date.  Consistent with our expectation regarding our consolidated results of operations in the remainder of 2017 (as discussed below under the “Outlook” subsection), we currently believe it is likely our German and Belgian operations will report improved operating results in 2017 as compared to 2016.  Whether the operating results of either or both of our German and Belgian operations would improve to such an extent in 2017 that reversal of the respective valuation allowance in full would be supported by the presence of sufficient positive evidence is presently not ascertainable.  However, if our improved earnings expectations for 2017 continue to be supported and the positive trend in our German operating results continue during 2017 and result in cumulative income in the most recent twelve consecutive quarters such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible our net deferred income tax asset with respect to our German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time we would reverse the deferred income tax asset valuation allowance related to our German operations, resulting in the recognition of a material non-cash income tax benefit.  Reversal of the deferred income tax asset valuation allowance with respect to our Belgian operations would not occur until such time as the expected positive trend in the operating results of our Belgian operations had generated cumulative income in a twelve consecutive quarter period, and sustainability of such positive trend in earnings could be demonstrated.

Effects of Currency Exchange Rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 14 to our Condensed Consolidated Financial Statements, we periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates three months ended March 31, 2017 vs March 31, 2016

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2017 vs 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(7)	$(7)
Income from operations	2	-	(2)	(6)	(8)

The $7 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2017 as compared to 2016.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $8 million decrease in income from operations was comprised of the following:

•

Approximately $2 million from net currency transaction losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a lower amount of local currency in 2017 as compared to 2016,  and

•

Approximately $6 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into more U.S. dollars in 2017 as compared to 2016, and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2017 as compared to 2016, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2017 compared to 2016.

Outlook

During the first quarter of 2017 we operated our production facilities at 100% of practical capacity.  We expect our production volumes to be slightly higher in 2017 as compared to 2016, as our production rates in 2017 will be positively impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities.  Assuming global economic conditions do not deteriorate, we expect our 2017 sales volumes to be comparable to 2016 sales volumes.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2016.  However, the cost of third-party feedstock ore we procured in the first quarter of 2017 was comparable to slightly higher as compared to the fourth quarter of 2016, and such higher cost feedstock ore is expected to be reflected in our results of operations beginning in the second quarter of 2017.  We expect our cost of sales per metric ton of TiO2 sold for the full year of 2017 will range from being comparable to slightly higher than our per-metric ton cost in 2016.

We started 2017 with average selling prices 11% higher than the beginning of 2016, and average selling prices increased by an additional 4% in the first quarter of 2017.   Industry data indicates that overall TiO2 inventory held by producers has declined significantly during 2016.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2017, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  We and our major competitors have announced price increases, which we began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which we will be able to achieve any additional price increases in the near term will depend on market conditions.

Overall, we expect income from operations in 2017 will be higher as compared to 2016, principally as a result of expected higher average selling prices in 2017 as compared to 2016 and to a lesser extent from the favorable effects of anticipated higher production volumes in 2017.  In addition, and as discussed above, if the positive trend in our German operating results experienced during 2016 and the first quarter of 2017 continues for the remainder of 2017, and we continue to reflect cumulative income in the most recent twelve consecutive quarters for our German operations such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible our net deferred income tax asset with respect to our German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time we would reverse the deferred income tax asset valuation allowance related to our German operations, resulting in the recognition of a material non-cash income tax benefit.

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

Our expectations for our future operating results are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-

expected capacity additions or reductions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.  In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from period to period can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our non-U.S. subsidiaries.

Cash provided by operating activities was $41.6 million in the first three months of 2017 compared to cash used in operating activities of $15.3 million in the first three months of 2016.  This $56.9 million increase in the amount of cash provided was primarily due to the net effects of the following:

•	higher income from operations in 2017 of $52.6 million,
•	a slightly lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2017 of $1.1 million as compared to 2016, and
•	higher net contributions to our TiO2 manufacturing joint venture in 2017 of $2.3 million, primarily due to the timing of the joint venture’s working capital needs.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, increased slightly from December 31, 2016 to March 31, 2017, primarily as a result of relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2016 to March 31, 2017 principally due to higher sales volumes in the first quarter of 2017 compared to the fourth quarter of 2016 while production volumes were comparable.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2015	March 31, 2016	December 31, 2016	March 31, 2017
DSO	66 days	66 days	65 days	66 days
DSI	80 days	71 days	71 days	67 days

Investing activities

Our capital expenditures of $14.3 million and $11.9 million in the first three months of 2016 and 2017, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.  In addition, approximately $2.0 million and $3.2 million, respectively, of such capital expenditures relate to the implementation of a new accounting and manufacturing system.

Financing activities

During the first three months of 2017, we:

•	paid quarterly dividends to stockholders aggregating $.15 per share ($17.4 million),
•	borrowed a net $26.0 million under our North American revolving credit facility ($42.2 million of gross borrowings and $16.2 million of gross repayments), and
•	repaid $.9 million on our term loan.

Outstanding debt obligations

At March 31, 2017, our consolidated debt comprised:

•	$339.5 million aggregate borrowing under our term loan ($335.4 million carrying amount, net of unamortized original issue discount and debt issuance costs) due in February 2020,
•	$26.0 million outstanding on our North American revolving credit facility, and
•	approximately $3.1 million of other indebtedness.

Our North American and European revolvers and our term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2016 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2017.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

         In January 2017, we extended the maturity date of our North American revolving credit facility to the earlier of (i) January 2022 or (ii) 90 days prior to the maturity date of our existing term loan indebtedness (or 90 days prior to the maturity date of any indebtedness incurred in a permitted refinancing of such existing term loan indebtedness). Our European revolving credit facility matures in September 2017 and we believe we will be able to obtain an extension of this credit facility in the normal course of business on or prior to its maturity date.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent-level obligations, including our term loan, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  Our term loan is collateralized by, among other things, a first priority lien on (i) 100% of the common stock of certain of our U.S. wholly-owned subsidiaries, (ii) 65% of the common stock or other ownership interest of our Canadian subsidiary (Kronos Canada, Inc.) and certain first-tier European subsidiaries (Kronos Titan GmbH and Kronos Denmark ApS) and (iii) a $395.7 million unsecured promissory note issued by our wholly-owned subsidiary, Kronos International, Inc. (KII).  The term loan is also collateralized by a second priority lien on our U.S. assets which collateralize our North American revolving credit facility.  Our North American revolving credit facility is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories.  Our European revolving credit facility is collateralized by, among other things, the accounts receivable and inventories of the borrowers plus a limited pledge of all the other assets of the Belgian borrower.

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

At March 31, 2017, we had aggregate cash, cash equivalents and restricted cash on hand of $90.9 million, of which $87.0 million was held by non-U.S. subsidiaries.  At March 31, 2017, we had approximately $74.9 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended March 31, 2017, our borrowing availability at March 31, 2017 under this facility is approximately 69% of the credit facility, or €82.7 million ($88.3 million).  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2018) and our long-term obligations (defined as the five-year period ending March 31, 2022, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $65 million in capital expenditures primarily to maintain and improve our existing facilities during 2017, including the $11.9 million we have spent through March 31, 2017.  As noted above, a portion of planned capital expenditures in 2017 relates to the implementation of a new accounting and manufacturing system.

Stock repurchase program

At March 31, 2017, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2016 Annual Report.

Commitments and contingencies

See Notes 11 and 13 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices.  There have been no material changes in these market risks since we filed our 2016 Annual Report, and refer you to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2016 Annual Report.  See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2017.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

In January 2017, we implemented a new enterprise resource planning system covering certain finance processes (principally general ledger, accounts receivable and accounts payable).  We believe we have maintained appropriate internal control over financial reporting during such implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Implementation of the remaining portion of such enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance is not expected to occur until January 2018 at the earliest.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and our 2016 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2016 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2017.

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

Kronos Worldwide, Inc.
(Registrant)

Date: May 8, 2017	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2017	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)