Form 10-Q
period 2017-06-30
KRONOS WORLDWIDE INC
filed 2017-08-08
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on July 31, 2017:  115,902,098.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	June 30,
	2016	2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50.7	$114.1
Restricted cash	1.6	1.3
Accounts and other receivables	244.6	334.8
Inventories, net	343.5	341.8
Prepaid expenses and other	10.0	8.0

Total current assets	650.4	800.0

Other assets:
Investment in TiO2 manufacturing joint venture	78.9	70.5
Marketable securities	6.0	5.2
Deferred income taxes	8.1	127.8
Other	2.2	3.0

Total other assets	95.2	206.5

Property and equipment:
Land	37.3	40.0
Buildings	195.8	210.3
Equipment	947.4	1,031.5
Mining properties	108.1	112.5
Construction in progress	38.7	47.5
	1,327.3	1,441.8
Less accumulated depreciation and amortization	893.3	975.4

Net property and equipment	434.0	466.4

Total assets	$1,179.6	$1,472.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	June 30,
	2016	2017
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.6	$3.6
Accounts payable and accrued liabilities	173.5	195.9
Income taxes	5.0	11.4

Total current liabilities	182.1	210.9

Noncurrent liabilities:
Long-term debt	335.4	350.8
Accrued pension cost	227.3	246.0
Accrued postretirement benefits cost	6.9	7.1
Deferred income taxes	10.5	8.6
Other	22.4	28.7

Total noncurrent liabilities	602.5	641.2

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.8	1,399.0
Retained deficit	(552.2)	(353.7)
Accumulated other comprehensive loss	(452.8)	(425.7)

Total stockholders' equity	395.0	620.8

Total liabilities and stockholders' equity	$1,179.6	$1,472.9

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(unaudited)
Net sales	$356.1	$441.4	$674.5	$811.2
Cost of sales	300.6	311.6	578.6	578.0

Gross margin	55.5	129.8	95.9	233.2

Selling, general and administrative expense	45.0	52.6	86.1	99.4
Other operating income (expense):
Currency transaction gains (losses), net	1.9	(3.5)	4.2	(3.7)
Other operating expense, net	(1.9)	(3.6)	(3.8)	(7.7)

Income from operations	10.5	70.1	10.2	122.4

Other income (expense):
Interest and dividend income	.2	.1	.4	.3
Interest expense	(5.1)	(4.8)	(10.2)	(9.5)

Income before income taxes	5.6	65.4	.4	113.2

Income tax expense (benefit)	3.9	(131.1)	2.5	(120.1)

Net income (loss)	$1.7	$196.5	$(2.1)	$233.3

Net income (loss) per basic and diluted share	$.01	$1.70	$(.02)	$2.01

Cash dividends per share	$.15	$.15	$.30	$.30

Weighted average shares used in the calculation of net income (loss) per share	115.9	115.9	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(unaudited)
Net income (loss)	$1.7	$196.5	$(2.1)	$233.3

Other comprehensive income (loss), net of tax:
Currency translation	(5.0)	14.8	9.4	23.8
Marketable securities	.4	(.4)	.2	(.6)
Defined benefit pension plans	3.0	.8	5.8	3.9
Other postretirement benefit plans	(.1)	(.1)	(.2)	(.2)
Interest rate swap	(.9)	(.4)	(3.7)	.2

Total other comprehensive income (loss), net	(2.6)	14.7	11.5	27.1

Comprehensive income (loss)	$(.9)	$211.2	$9.4	$260.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2017

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2016	$1.2	$1,398.8	$(552.2)	$(452.8)	$395.0

Net income	-	-	233.3	-	233.3
Other comprehensive income, net of tax	-	-	-	27.1	27.1
Issuance of common stock	-	.2	-	-	.2
Dividends paid	-	-	(34.8)	-	(34.8)

Balance at June 30, 2017	$1.2	$1,399.0	$(353.7)	$(425.7)	$620.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2.1)	$233.3
Depreciation and amortization	20.8	20.2
Deferred income taxes	.5	(144.4)
Benefit plan expense greater than cash funding	1.8	5.1
Distributions from TiO2 manufacturing joint venture, net	6.6	8.4
Other, net	(.9)	.9
Change in assets and liabilities:
Accounts and other receivables	(47.9)	(75.1)
Inventories	57.6	22.9
Prepaid expenses	2.4	2.5
Accounts payable and accrued liabilities	(9.5)	15.2
Income taxes	(4.4)	6.5
Accounts with affiliates	(8.7)	2.6
Other, net	.4	3.5

Net cash provided by operating activities	16.6	101.6

Cash flows from investing activities -
Capital expenditures	(23.7)	(26.6)

Net cash used in investing activities	(23.7)	(26.6)

Cash flows from financing activities:
Indebtedness:
Borrowings	108.2	160.8
Principal payments	(80.1)	(146.3)
Deferred financing fees	-	(.1)
Dividends paid	(34.8)	(34.8)

Net cash used in financing activities	(6.7)	(20.4)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(13.8)	54.6
Currency translation	.1	8.5
Balance at beginning of period	94.3	52.3

Balance at end of period	$80.6	$115.4

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$9.2	$8.5
Income taxes	6.9	12.2
Accrual for capital expenditures	4.6	4.1

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2017, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2017 (2016 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, other than the reversal of the deferred income tax asset valuation allowance recognized in the second quarter of 2017, as discussed in Note 11) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2017 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	June 30,
	2016	2017
	(In millions)
Trade receivables	$224.8	$314.7
Recoverable VAT and other receivables	16.7	17.6
Receivable from affiliates:
Income taxes, net - Valhi	.7	-
Other	2.8	3.2
Refundable income taxes	.3	-
Allowance for doubtful accounts	(.7)	(.7)
Total	$244.6	$334.8

Note 3 - Inventories, net:

	December 31,	June 30,
	2016	2017
	(In millions)
Raw materials	$68.7	$80.6
Work in process	22.3	18.9
Finished products	195.7	180.2
Supplies	56.8	62.1
Total	$343.5	$341.8

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

	Fair value
	measurement	Market	Cost
Marketable security	level	value	basis	Unrealized gain
		(In millions)
December 31, 2016:
Valhi common stock	1	$5.9	$3.2	$2.7
NL and CompX common stocks	1.1		.1	-
Total		$6.0	$3.3	$2.7

June 30, 2017:
Valhi common stock	1	$5.1	$3.2	$1.9
NL and CompX common stocks	1.1		.1	-
Total		$5.2	$3.3	$1.9

At December 31, 2016 and June 30, 2017, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2016 and June 30, 2017, the quoted per share market price of Valhi’s common stock was $3.46 and $2.98, respectively.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	June 30,
	2016	2017
	(In millions)
Pension asset	$.6	$.9
Deferred financing costs, net	.4	.3
Other	1.2	1.8
Total	$2.2	$3.0

Note 6 - Long-term debt:

	December 31,	June 30,
	2016	2017
	(In millions)
Term loan	$335.9	$334.9
North American revolving credit facility	-	16.3
Other	3.1	3.2
Total debt	339.0	354.4
Less current maturities	3.6	3.6
Total long-term debt	$335.4	$350.8

Term loan - During the first six months of 2017, we made our required quarterly term loan principal payments aggregating $1.8 million.  The average interest rate on the term loan borrowings as of and for the six months ended June 30, 2017 was 4.3% and 4.1%, respectively.  The carrying value of the term loan at June 30, 2017 is stated net of unamortized original issue discount of $.7 million and debt issuance costs of $3.0 million.

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

During the first six months of 2017, we borrowed a net $16.3 million under our North American revolving credit facility.  The average interest rate on outstanding borrowings as of and for the six months ended June 30, 2017 was 5.0% and 4.8%, respectively.  At June 30, 2017, we had approximately $91.4 million available for additional borrowing under this revolving credit facility.

European revolving credit facility - Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of June 30, 2017 and the net debt to EBITDA financial test, the full €120.0 million amount of the credit facility ($137.1 million) is available for borrowing at June 30, 2017.  We expect to extend the maturity date of this facility on or prior to its maturity date in September 2017.

Other - We are in compliance with all of our debt covenants at June 30, 2017.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2016	2017
	(In millions)
Accounts payable	$84.9	$95.8
Accrued sales discounts and rebates	20.9	21.0
Employee benefits	17.7	19.2
Reserve for uncertain tax positions	3.3	3.3
Interest rate swap contract	2.9	2.0
Accrued workforce reduction costs	1.2	.2
Payable to affiliates:
Louisiana Pigment Company, L.P.	14.7	14.7
Income taxes, net - Valhi	-	4.5
Other	27.9	35.2
Total	$173.5	$195.9

See Note 14 for a discussion of the interest rate swap contract.

Note 8 - Other noncurrent liabilities:

	December 31,	June 30,
	2016	2017
	(In millions)
Reserve for uncertain tax positions	$7.3	$8.2
Employee benefits	7.8	8.3
Interest rate swap contract	.2	.8
Other	7.1	11.4
Total	$22.4	$28.7

Note 9 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In millions)
Service cost	$2.5	$2.8	$5.0	$5.5
Interest cost	3.9	3.4	7.7	6.7
Expected return on plan assets	(3.9)	(2.5)	(7.7)	(5.0)
Amortization of prior service cost	.2	.1	.4	.2
Recognized actuarial losses	2.9	3.3	5.7	6.5
Total	$5.6	$7.1	$11.1	$13.9

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In millions)
Service cost	$.1	$.1	$.1	$.1
Interest cost	-	-	.1	.1
Amortization of prior service credit	(.2)	(.2)	(.4)	(.3)
Recognized actuarial losses	.1	.1	.1	.1
Total	$-	$-	$(.1)	$-

 Contributions - We expect our 2017 contributions for our pension and other postretirement plans to be approximately $15 million.

Note 10 - Other operating income (expense), net:

Other operating income (expense), net in the first six months of 2016 includes income of $3.4 million, including $1.4 million recognized in the second quarter, related to cash received from settlement of a business interruption insurance claim arising in 2014.  No additional material amounts are expected to be received with respect to such insurance claim.

Note 11 - Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$1.9	$22.9	$.1	$39.6
Non-U.S. tax rates	(.6)	(2.4)	(.4)	(4.8)
Incremental net tax expense (benefit) on earnings and losses of non-U.S. companies	(1.0)	5.4	(.8)	6.6
Valuation allowance	2.9	(157.6)	2.9	(162.6)
Adjustment to reserve for uncertain tax positions, net	.2	.3	.2	.5
Nondeductible expenses	.5	.3	.4	.6
U.S. state income tax and other, net	-	-	.1	-
Income tax expense (benefit)	$3.9	$(131.1)	$2.5	$(120.1)

Comprehensive provision for income taxes allocable to:
Net income (loss)	$3.9	$(131.1)	$2.5	$(120.1)
Other comprehensive income (loss):
Currency translation	-	13.3	-	13.3
Marketable securities	.2	(.2)	.1	(.3)
Pension plans	.2	1.9	.3	2.1
OPEB plans	(.1)	(.1)	(.1)	(.1)
Interest rate swap	(.4)	(.2)	(2.0)	.1
Total	$3.8	$(116.4)	$.8	$(105.0)

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

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.   We recognized an additional non-cash

deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  During 2016, we recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by our Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first six months of 2017, we recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period, including $7.7 million in the second quarter of 2017.  At June 30, 2017, we concluded we now have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  As discussed below, a large portion of the remaining valuation allowance is reversed as of June 30, 2017, but a portion of the remaining valuation allowance will be reversed during the second half of 2017.  Such sufficient positive evidence at June 30, 2017 includes, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period, and the indefinite carryforward period for the German and Belgian NOLs.  Accordingly, our income tax benefit in the second quarter of 2017 includes an aggregate non-cash income tax benefit of $149.9 million related to such reversal at June 30, 2017 ($141.9 million related to Germany, and $8.0 million related to Belgium).  Such second quarter 2017 income tax benefit associated with reversal of the German and Belgian valuation allowance excludes the non-cash income tax benefit of $7.7 million, also recognized in the second quarter, as discussed above.  In addition to the above amounts, our deferred income tax asset valuation allowance increased by $9.5 million during the first six months of 2017 as a result of changes in currency exchange rates, which was recognized as part of other comprehensive income (loss).

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million) relates to our change in judgment regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year. Accordingly, of the aggregate $173 million deferred income tax asset valuation allowance recognized at December 31, 2016, approximately $163 million has been reversed through June 30, 2017, and the remaining $20 million (which relates to the expected level of profitability of our German and Belgian operations in calendar 2017) will be reversed during the third and fourth quarters of 2017 (such aggregate reversal amount includes the $9.5 million increase to our deferred income tax asset valuation allowance as a result of changes in currency exchange rates recognized as part of other comprehensive income (loss)).

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  As a result of ongoing audits in certain jurisdictions, in 2008 we filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.  During 2016, Contran, as the ultimate parent of our U.S. Consolidated income tax group, executed and finalized an Advance Pricing Agreement with the U.S. Internal Revenue Service and our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (collectively, the “U.S.-Canada APA”) effective for tax years 2005 - 2015.  Pursuant to the terms of the U.S.-Canada APA, the U.S. and Canadian tax authorities agreed to certain prior year changes to taxable income of our U.S. and Canadian subsidiaries.  As a result of such agreed-upon changes, our Canadian subsidiary incurred a cash income tax payment of approximately CAD $3 million (USD $2.3 million) related to the U.S.-Canada APA, but such payment was fully offset by previously provided accruals.  We currently expect the Advance Pricing Agreement between Canada and Germany (collectively, the “Canada-Germany APA”) to be executed and finalized within the next twelve months.  We believe we have adequate accruals to cover any cash income tax payment which might result from the finalization of the Canada-Germany APA, and accordingly we do not expect the execution of such APA to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits may decrease by approximately $7.0 million excluding accrued interest during the next twelve months related to certain adjustments to our prior year returns.

Note 12 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities, Note 9 for discussion of our defined benefit pension plans and OPEB plans, and Note 14 for discussion of our interest rate swap contract.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(237.6)	$(260.6)	$(252.0)	$(269.6)
Other comprehensive income (loss)	(5.0)	14.8	9.4	23.8
Balance at end of period	$(242.6)	$(245.8)	$(242.6)	$(245.8)

Marketable securities:
Balance at beginning of period	$(.8)	$1.6	$(.6)	$1.8
Other comprehensive income (loss) - unrealized gains (losses) arising during the period	.4	(.4)	.2	(.6)
Balance at end of period	$(.4)	$1.2	$(.4)	$1.2

Defined benefit pension plans:
Balance at beginning of period	$(156.4)	$(181.7)	$(159.2)	$(184.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	3.0	.8	5.8	3.9
Balance at end of period	$(153.4)	$(180.9)	$(153.4)	$(180.9)

OPEB plans:
Balance at beginning of period	$2.0	$1.7	$2.1	$1.8
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.2)	(.2)
Balance at end of period	$1.9	$1.6	$1.9	$1.6

Interest rate swap:
Balance at beginning of period	$(5.1)	$(1.4)	$(2.3)	$(2.0)
Other comprehensive income (loss):
Unrealized losses arising during the period	(1.4)	(.8)	(4.8)	(.8)
Less reclassification adjustment for amounts included in interest expense	.5	.4	1.1	1.0
Balance at end of period	$(6.0)	$(1.8)	$(6.0)	$(1.8)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(397.9)	$(440.4)	$(412.0)	$(452.8)
Other comprehensive income (loss)	(2.6)	14.7	11.5	27.1
Balance at end of period	$(400.5)	$(425.7)	$(400.5)	$(425.7)

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2016 and June 30, 2017:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Asset (liability)
December 31, 2016:
Interest rate swap contract	$(3.1)	$-	$(3.1)	$-
Noncurrent marketable securities (See Note 4)	6.0	6.0	-	-

June 30, 2017:
Interest rate swap contract	$(2.8)	$-	$(2.8)	$-
Noncurrent marketable securities (See Note 4)	5.2	5.2	-	-

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

At December 31, 2016 and June 30, 2017, we had no currency forward contracts outstanding.  We did not use hedge accounting for any of our contracts to the extent we held such contracts in 2016.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 we entered into a pay- fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize our exposure to volatility in LIBOR as it relates to our forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, we will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.8 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  The notional amount of the swap as of June 30, 2017 was $338.6 million.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income, net of deferred income taxes.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, to be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  Since the inception of the swap through June 30, 2017, there have been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

During the first six months of June 30, 2017, the pretax unrealized loss arising during the period and recognized in other comprehensive income (loss) related to the interest rate swap contract was $1.4 million.  During the same period, $1.6 million was reclassified from accumulated other comprehensive loss into earnings (interest expense).  During the next twelve months, the amount of the June 30, 2017 accumulated other comprehensive loss balance that is expected to be reclassified to interest expense is $2.4 million pre-tax.

The fair value of the interest rate swap contract at June 30, 2017 was a $2.8 million liability including $2.0 million recognized as part of accounts payable and accrued liabilities and $.8 million recognized as part of other noncurrent liabilities in our Condensed Consolidated Balance Sheet.  See Notes 7 and 8.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2016 and June 30, 2017.

	December 31, 2016		June 30, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$52.3	$52.3	$115.4	$115.4
Long-term debt:
Variable rate:
Term loan	335.9	334.6	334.9	340.3
North American revolving credit facility	-	-	16.3	16.3
Common stockholders' equity	395.0	1,383.8	620.8	2,111.7

At June 30, 2017, the estimated market price of our term loan was $1,005 per $1,000 principal amount.  The fair value of our term loan is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the term loan trades were not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable, accounts payable and the revolving credit facility are considered equivalent to fair value.  See Notes 2, 6 and 7.

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

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the six months ended June 30, 2017, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located throughout Europe and North America.

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

Executive summary

We reported net income of $196.5 million, or $1.70 per share, in the second quarter of 2017 as compared to net income of $1.7 million, or $.01 per share, in the second quarter of 2016.  For the first six months of 2017, we reported net income of $233.3 million, or $2.01 per share, compared to a net loss of $2.1 million, or $.02 per share, in the first six months of 2016. We reported higher net income in the 2017 periods compared to the 2016 periods in part due to higher income from operations in 2017 resulting from the favorable effects of higher average selling prices, higher sales and production volumes and lower raw materials and other production costs.  In addition, our results in the 2017 periods include the recognition of a non-cash deferred income tax benefit as a result of a net decrease in our deferred income tax asset valuation allowance related to our German and Belgian operations ($157.6 million, or $1.36 per share, in the second quarter and $162.6 million, or $1.40 per share, in the year-to-date period).

Our results in the first six months of 2016 include:

•

a pre-tax insurance settlement gain of $3.4 million ($2.6 million, or $.02 per share, net of income tax expense) of which $1.4 million ($1.0 million, or $.01 per share, net of income tax expense) was recognized in the second quarter, and

•

a non-cash deferred income tax expense as a result of a net increase in our deferred income tax asset valuation allowance related to our German and Belgian operations aggregating $2.9 million ($.02 per share).

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

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber-attacks)
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria

•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Results of operations

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices began to rise in the second quarter of 2016 and have continued to rise through the first half of 2017.  Our average TiO2 selling prices in the second quarter of 2017 were 20% higher as compared to the second quarter of 2016, and our average selling prices at the end of the second quarter of 2017 were 8% higher than at the end of the first quarter of 2017, and were 12% higher than at the end of 2016, with higher prices in all major markets.  We experienced higher sales volumes in the North American and export markets in the first half of 2017 as compared to the same period of 2016, partially offset by lower volumes in the Latin American market.

We operated our production facilities at overall average capacity utilization rates of 100% in the first six months of 2017 compared to approximately 96% in the first six months of 2016.  The table below lists our comparative quarterly capacity utilization rates.

	Production Capacity Utilization Rates
	2016	2017
First quarter	97%	100%
Second quarter	95%	100%

Throughout 2016, we experienced moderation in the cost of TiO2 feedstock ore procured from third parties.  Our cost of sales per metric ton of TiO2 sold declined throughout 2016 and into the first six months of 2017 primarily due to the moderation in the cost of TiO2  feedstock ore in 2016.  Consequently, our cost of sales per metric ton of TiO2 sold in the first six months of 2017 was lower than our cost of sales per metric ton of TiO2 sold in the first six months of 2016 (excluding the effect of changes in currency exchange rates).

Quarter ended June 30, 2017 compared to the quarter ended June 30, 2016

	Three months ended June 30,
	2016		2017
	(Dollars in millions)
Net sales	$356.1	100%	$441.4	100%
Cost of sales	300.6	84	311.6	71
Gross margin	55.5	16	129.8	29
Other operating income and expense, net	45.0	13	59.7	13
Income from operations	$10.5	3%	$70.1	16%

				% Change
TiO2 operating statistics:
Sales volumes*	149		157	6%
Production volumes*	131		141	8%
Percentage change in net sales:
TiO2 product pricing				20%
TiO2 sales volumes				6
Changes in currency exchange rates				(2)
Total				24%

*	Thousands of metric tons

Net sales - Net sales in the second quarter of 2017 increased 24%, or $85.3 million, compared to the second quarter of 2016 primarily due to the favorable effects of a 20% increase in average TiO2 selling prices (which increased net sales by approximately $71 million) and a 6% increase in sales volumes (which increased net sales by approximately $21 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 6% in the second quarter of 2017 as compared to the second quarter of 2016 primarily due to higher sales in the North American and European markets, partially offset by lower sales in the Latin American market.  Our sales volumes in the second quarter of 2017 set a new overall record for a second quarter.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $8 million as compared to the second quarter of 2016.

Cost of sales - Cost of sales increased $11.0 million or 4% in the second quarter of 2017 compared to the second quarter of 2016 due to the net impact of a 6% increase in sales volumes, efficiencies related to an 8% increase in TiO2 production volumes, lower raw materials and production costs of approximately $1 million and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 71% in the second quarter of 2017 compared to 84% in the same period of 2016 primarily due to the favorable impact of higher average selling prices, and to a lesser extent lower raw materials and other production costs and efficiencies related to higher production volumes.

Other operating income and expense, net - Other operating income and expense, net in the second quarter of 2016 includes an insurance settlement gain of $1.4 million related to a 2014 business interruption claim.

Gross margin and income from operations - Income from operations increased by $59.6 million compared to the second quarter of 2016.  Income from operations as a percentage of net sales increased to 16% in the second quarter of 2017 from 3% in the same period of 2016.  This increase was driven by the increase in gross margin percentage, which increased to 29% for the second quarter of 2017 compared to 16% for the second quarter of 2016.  As discussed and quantified above, our gross margin percentage increased primarily due to the effects of higher average selling prices, higher sales and production volumes and lower raw materials and other production costs.  We estimate that changes in currency exchange rates decreased income from operations by approximately $5 million in the second quarter of 2017 as compared to the same period in 2016, as discussed below.

Other non-operating income (expense) - Interest expense decreased $.3 million, or 6%, in the second quarter of 2017 compared to the second quarter of 2016.  We currently expect our interest expense for all of 2017 will be comparable to 2016.  See Note 6 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax benefit of $131.1 million in the second quarter of 2017 compared to an income tax expense of $3.9 million in the second quarter of 2016.  The difference is primarily due to the effect of the reversal of our deferred income tax asset valuation allowance associated with our German and Belgian operations in 2017, as discussed below.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations is generally lower than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance, we would generally expect our overall effective tax rate to be lower than the U.S. federal statutory tax rate of 35% primarily because of our non-U.S. operations.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which had been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  During 2016, we recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by our Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first six months of 2017, we recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period, including $7.7 million in the second quarter of 2017.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  As previously disclosed, our ability to reverse all or a portion of either the German or Belgian valuation allowance is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters or profitability in recent quarters during which such profitability was trending upward throughout such period, and the ability to demonstrate future profitability for a sustainable period.  As noted below, we determined such conditions were satisfied at June 30, 2017.

Although our Belgian operations were profitable in the first quarter of 2017 and we utilized a portion of the Belgian NOLs during such period, our Belgian operations continued to have cumulative losses in the most recent twelve quarters at March 31, 2017.  Although the results of our German operations had improved during 2016 and the first quarter of 2017, indicating a change in the negative trend in earnings that existed at December 31, 2015, and we utilized a portion of our German NOLs during 2016 and the first quarter of 2017, and we had cumulative income with respect to our German operations for the most recent twelve consecutive quarters at March 31, 2017, the sustainability of such positive trend in earnings had not yet been demonstrated at such date.  As previously disclosed, while neither our business as a whole nor any of our principal product groups is seasonal to any significant extent, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  While we have some insight into the overall demand expected to be generated by a particular year’s paint season and TiO2 pricing at the end of the first quarter (the start of the paint season), we have much greater insight and certainty regarding overall demand and TiO2 pricing for a particular year’s paint season by the end of the second quarter of the year, in part because some factors, such as weather, can have an impact on both overall demand and pricing each year.  Accordingly, at March 31, 2017 we did not have sufficient positive evidence to support a sustainable profit trend and consequently, we did not have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German or Belgian operations at such date.  During the second quarter of 2017, our German and Belgian operations continued to be profitable, and both reported levels of profitability higher as compared to the first quarter of 2017.   As discussed above, our consolidated results of operations in general, and our German and Belgian operations in particular, were favorably impacted during the quarter by, among other things, continued higher average TiO2 selling prices and higher sales volumes.  Our German operations had cumulative income for the most recent twelve consecutive quarters at June 30, 2017.  While our Belgian operations had cumulative losses in the most recent twelve consecutive quarters at June 30, 2017, such operations generated income in both the first and second quarters of 2017, with higher income in the second quarter as compared to the first quarter, the amount of cumulative losses of our Belgian operations for the most recent twelve consecutive quarters was lower as of June 30, 2017 as compared to both March 31, 2017 and December 31, 2016 and we expect to have cumulative profits in the third and fourth quarters.   Our production facilities have been operating at near practical capacity utilization rates in the first six months of 2017.  In addition, consistent with our expectation regarding our consolidated results of operations for the remainder of 2017 (as discussed below under the “Outlook” subsection), we currently believe it is likely our German and Belgian operations will continue to report improved operating results in 2017 as compared to 2016.  Accordingly, at June 30, 2017 we concluded we now have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  As discussed below, a large portion of the remaining valuation allowance is reversed as of June 30, 2017, but a portion of the remaining valuation allowance will be reversed during the second half of 2017.  Such sufficient positive evidence includes, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period (as supported by, among other things, recent trends in profitability, driven in large part by increases in TiO2 selling prices, and continued strong demand indicating that such profitability trends will continue in the future), and the indefinite carryforward period for the German and Belgian NOLs.  Accordingly, our income tax benefit in the second quarter of 2017 includes an aggregate non-cash income tax benefit of $149.9 million related to such reversal at June 30, 2017 ($141.9 million related to Germany, and $8.0 million related to Belgium).  Such second quarter 2017 income tax benefit associated with reversal of the German and Belgian valuation allowance excludes the non-cash income tax benefit of $7.7 million, also recognized in the second quarter, as discussed above.  In addition to the above amounts, our deferred income tax asset valuation allowance increased by $9.5 million during the first six months of 2017 as a result of changes in currency exchange rates, which was recognized as part of other comprehensive income (loss).

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million) relates to our change in judgment regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year. Accordingly, of the aggregate $173 million deferred income tax asset valuation allowance recognized at December 31, 2016, approximately $163 million has been reversed through June 30, 2017, and the remaining $20 million (which relates to the expected level of profitability of our German and Belgian operations in calendar 2017) will be reversed during the third and fourth quarters of 2017 (such aggregate reversal amount includes the $9.5 million increase to our deferred income tax asset valuation allowance as a result of changes in currency exchange rates recognized as part of other comprehensive income (loss)).

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six months ended June 30,
	2016		2017
	(Dollars in millions)
Net sales	$674.5	100%	$811.2	100%
Cost of sales	578.6	86	578.0	71
Gross margin	95.9	14	233.2	29
Other operating income and expense, net	85.7	12	110.8	14
Income from operations	$10.2	2%	$122.4	15%

				% Change
TiO2 operating statistics:
Sales volumes*	287		300	5%
Production volumes*	262		286	9%
Percentage change in net sales:
TiO2 product pricing				19%
TiO2 sales volumes				5
TiO2 product mix/other				(2)
Changes in currency exchange rates				(2)
Total				20%

*	Thousands of metric tons

Net sales - Net sales in the first six months of 2017 increased 20%, or $136.7 million, compared to the first six months of 2016 primarily due to the favorable effects of a 19% increase in average TiO2 selling prices (which increased net sales by approximately $128 million) and a 5% increase in sales volumes (which increased net sales by approximately $34 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 5% in the first six months of 2017 as compared to the first six months of 2016 primarily due to higher sales in the North American and export markets, partially offset by lower sales in the Latin American market.  Our sales volumes in the first half of 2017 set a new overall record for a first-six-month period.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our net sales by approximately $15 million as compared to the first six months of 2016.

Cost of sales - Cost of sales decreased $.6 million in the first six months of 2017 compared to the same period in 2016 primarily due to the net impact of a 5% increase in sales volumes, efficiencies related to a 9% increase in TiO2 production volumes, lower raw materials and other production costs of approximately $14 million and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 71% in the first six months of 2017 compared to 86% in the same period of 2016 due to the favorable impact of higher average selling prices, lower raw materials and other production costs and efficiencies related to higher production volumes.

Other operating income and expense, net – Other operating income and expense in the first six months of 2016 includes an insurance settlement gain of $3.4 million related to a 2014 business interruption claim.

Gross margin and income from operations - Income from operations increased by $112.2 million in the first six months of 2017 compared to the first six months of 2016.  Income from operations as a percentage of net sales increased to 15% in the first six months of 2017 from 2% in the same period of 2016.  This increase was driven by the increase in gross margin, which increased to 29% for the first six months of 2017 compared to 14% for the first six months of 2016.  As discussed and quantified above, our gross margin increased primarily due to the effects of higher average selling prices, higher sales and production volumes and lower raw materials and other production costs.  We estimate that changes in currency exchange rates decreased income from operations by approximately $13 million in the first six months of 2017 as compared to the same period in 2016.

Other non-operating income (expense) - Interest expense decreased $.7 million, or 7%, in the first six months of 2017 compared to 2016.  We currently expect our interest expense for all of 2017 will be comparable to 2016.

Income tax expense (benefit) - We recognized income tax benefit of $120.1 million in the first six months of 2017 compared to an income tax expense of $2.5 million in the first six months of 2016.  The difference is primarily due to the effect of the reversal of our deferred income tax asset valuation allowance associated with our German and Belgian operations in 2017, as discussed above.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations is generally lower than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance, we would generally expect our overall effective tax rate to be lower than the U.S. federal statutory tax rate of 35% primarily because of our non-U.S. operations.  Our effective income tax rate in the first six months of 2017, excluding the impact of the reversal of the deferred income tax asset valuation allowances we recognized, was higher than the U.S. federal statutory rate of 35%, primarily due to the income tax effect associated with the expected repatriation in 2017 of certain of our current-year earnings generated by our European subsidiaries.  Our effective income tax rate in the first six months of 2016, excluding the impact of the deferred income tax asset valuation allowances we recognized, was also higher than the U.S. federal statutory rate of 35%.  Although we reported positive pre-tax earnings in the first six months of 2016, we recognized a net income tax benefit in the first six months of 2016, excluding the impact of the deferred income tax asset valuation we recognized, primarily because we are required under ASC 740-270 to compute the interim tax provision by calculating an estimated annual effective tax rate.  Because the estimate is based on full year income, the tax rate differences may not have a meaningful relationship to quarterly or year-to-date interim pre-tax income and may produce unusual and unexpected relationships to other tax rate reconciling items.  Excluding the impact of the deferred income tax asset valuation allowance we recognized, our effective income tax rate and the net income tax benefit recognized in the first six months of 2016 was not indicative of the effective income tax rate or income tax expense (benefit) we expected for the full year of 2016, in part given the near break-even pre-tax results we recognized in the first six months of 2016. See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Impact of changes in currency exchange rates three months ended June 30, 2017 vs June 30, 2016

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2017 vs 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(8)	$(8)
Income from operations	2	(4)	(6)	1	(5)

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

The $5 million decrease in income from operations was comprised of the following:

•

Approximately $6 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $1 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2017 as compared to 2016, and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2017 as compared to 2016, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2017 compared to 2016.

Impact of changes in currency exchange rates six months ended June 30, 2017 vs June 30 2016

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2017 vs 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(15)	$(15)
Income from operations	4	(4)	(8)	(5)	(13)

The $15 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2017 as compared to 2016.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $13 million net decrease in income from operations comprised the following:

•

Approximately $8 million from net currency transaction losses caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $5 million of net currency translation losses caused primarily by a strengthening of the U.S. dollar relative to the euro, as such translation had a negative effect on income from operations in 2017 as compared to 2016, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2017 as compared to 2016, along with the effects of a slight strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 as compared to 2016.

Outlook

During the first half of 2017 we operated our production facilities at 100% of practical capacity.  We expect our production volumes to be slightly higher in 2017 as compared to 2016, as our production rates in 2017 will be positively impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities.  Assuming global economic conditions do not deteriorate, we expect our 2017 sales volumes to be comparable to 2016 sales volumes.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.  We believe it is reasonably likely we will set a new record for production volumes in 2017 (our prior record was 550,000 metric tons in 2011).

We experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2016.  However, the cost of third-party feedstock ore we procured in the first half of 2017 was comparable to slightly higher as compared to the first half of 2016, and such higher cost feedstock ore is expected to be reflected in our results of operations beginning in the third quarter of 2017.  We expect our cost of sales per metric ton of TiO2 sold for the full year of 2017 will be slightly higher than our per-metric ton cost in 2016.

We started 2017 with average selling prices 11% higher than the beginning of 2016, and average selling prices increased by an additional 12% in the first six months of 2017.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2016.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first half of 2017, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  We and our major competitors have announced price increases, which we began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which we will be able to achieve any additional price increases in the near term will depend on market conditions.

Overall, we expect income from operations in 2017 will be higher as compared to 2016, principally as a result of expected higher average selling prices in 2017 as compared to 2016 and to a lesser extent from the favorable effects of anticipated higher production volumes in 2017.  In addition, and as discussed above, we recognized a non-cash tax benefit of $162.6 million in the first six months of 2017 (including $157.6 million in the second quarter of 2017) related to our deferred income tax asset valuation allowance associated with our German and Belgian operations, and we expect the remaining valuation allowance of $20 million will be reversed during the third and fourth quarters of 2017.

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

Cash provided by operating activities was $101.6 million in the first six months of 2017 compared to $16.6 million in the first six months of 2016.  This $85.0 million increase in the amount of cash provided was primarily due to the net effects of the following:

•	higher income from operations in 2017 of $112.2 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2017 of $26.0 million as compared to 2016,
•	higher cash paid for taxes of $5.3 million due to our improved earnings, and
•	higher net distributions from our TiO2 manufacturing joint venture in 2017 of $1.8 million, primarily due to the timing of the joint venture’s working capital needs.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, increased slightly from December 31, 2016 to June 30, 2017, primarily as a result of relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2016 to June 30, 2017 principally due to higher sales volumes in the second quarter of 2017 compared to the fourth quarter of 2016 while production volumes were comparable.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2015	June 30, 2016	December 31, 2016	June 30, 2017
DSO	66 days	66 days	65 days	68 days
DSI	80 days	55 days	71 days	52 days

Investing activities

Our capital expenditures of $23.7 million and $26.6 million in the first six months of 2016 and 2017, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.  In addition, approximately $5.4 million and $8.7 million, respectively, of such capital expenditures relate to the implementation of a new accounting and manufacturing system.

Financing activities

During the first six months of 2017, we:

•	paid quarterly dividends to stockholders aggregating $.30 per share ($34.8 million),
•	borrowed a net $16.3 million under our North American revolving credit facility ($160.8 million of gross borrowings and $144.5 million of gross repayments), and
•	repaid $1.8 million on our term loan.

Outstanding debt obligations

At June 30, 2017, our consolidated debt comprised:

•	$338.6 million aggregate borrowing under our term loan ($334.9 million carrying amount, net of unamortized original issue discount and debt issuance costs) due in February 2020,
•	$16.3 million outstanding on our North American revolving credit facility, and
•	approximately $3.2 million of other indebtedness.

Our North American and European revolvers and our term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2016 Annual Report.  We are in compliance with all of our debt covenants at June 30, 2017.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At June 30, 2017, we had aggregate cash, cash equivalents and restricted cash on hand of $115.4 million, of which $115.1 million was held by non-U.S. subsidiaries.  At June 30, 2017, we had approximately $91.4 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended June 30, 2017, the full €120.0 million amount of the credit facility ($137.1 million) is available for borrowing at June 30, 2017.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2018) and our long-term obligations (defined as the five-year period ending June 30, 2022, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $65 million in capital expenditures primarily to maintain and improve our existing facilities during 2017, including the $26.6 million we have spent through June 30, 2017.  As noted above, a portion of planned capital expenditures in 2017 relates to the implementation of a new accounting and manufacturing system.

Stock repurchase program

At June 30, 2017, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2017.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2017.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

In January 2017, we implemented a new enterprise resource planning system covering certain finance processes (principally general ledger, accounts receivable and accounts payable).  We believe we have maintained appropriate internal control over financial reporting during such implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Implementation of the remaining portion of such enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance is not expected to occur until January 2018 at the earliest.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements, our 2016 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2016 Annual report.  There have been no material changes to such risk factors during the three months ended June 30, 2017.

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

Kronos Worldwide, Inc.
(Registrant)

Date: August 7, 2017	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2017	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)