Form 10-Q
period 2017-09-30
KRONOS WORLDWIDE INC
filed 2017-11-08
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

Commission file number 1-31763

KRONOS WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	76-0294959
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2620

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on October 31, 2017:  115,902,098.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2016	2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50.7	$316.7
Restricted cash	1.6	1.3
Accounts and other receivables	244.6	355.4
Inventories, net	343.5	335.3
Prepaid expenses and other	10.0	12.5

Total current assets	650.4	1,021.2

Other assets:
Investment in TiO2 manufacturing joint venture	78.9	75.1
Marketable securities	6.0	4.3
Deferred income taxes	8.1	120.0
Other	2.2	3.6

Total other assets	95.2	203.0

Property and equipment:
Land	37.3	41.4
Buildings	195.8	219.2
Equipment	947.4	1,074.2
Mining properties	108.1	118.8
Construction in progress	38.7	52.6
	1,327.3	1,506.2
Less accumulated depreciation and amortization	893.3	1,020.0

Net property and equipment	434.0	486.2

Total assets	$1,179.6	$1,710.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2016	2017
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.6	$.1
Accounts payable and accrued liabilities	173.5	217.0
Income taxes	5.0	22.9

Total current liabilities	182.1	240.0

Noncurrent liabilities:
Long-term debt	335.4	467.5
Accrued pension cost	227.3	254.2
Accrued postretirement benefits cost	6.9	7.4
Deferred income taxes	10.5	8.9
Other	22.4	21.7

Total noncurrent liabilities	602.5	759.7

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,398.8	1,399.0
Retained deficit	(552.2)	(297.3)
Accumulated other comprehensive loss	(452.8)	(392.2)

Total stockholders' equity	395.0	710.7

Total liabilities and stockholders' equity	$1,179.6	$1,710.4

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
	(unaudited)
Net sales	$356.1	$464.5	$1,030.6	$1,275.7
Cost of sales	280.6	312.3	859.2	890.3

Gross margin	75.5	152.2	171.4	385.4

Selling, general and administrative expense	43.6	53.0	129.7	152.4
Other operating income (expense):
Currency transaction gains (losses), net	(1.0)	(4.3)	3.2	(8.0)
Other operating expense, net	(2.9)	(3.3)	(6.7)	(11.0)

Income from operations	28.0	91.6	38.2	214.0

Other income (expense):
Interest and dividend income	.1	.4	.5	.7
Loss on prepayment of debt, net	-	(7.1)	-	(7.1)
Interest expense	(5.2)	(5.0)	(15.4)	(14.5)

Income before income taxes	22.9	79.9	23.3	193.1

Income tax expense (benefit)	.7	6.1	3.2	(114.0)

Net income	$22.2	$73.8	$20.1	$307.1

Net income per basic and diluted share	$.19	$.64	$.17	$2.65

Cash dividends per share	$.15	$.15	$.45	$.45

Weighted average shares used in the calculation of net income per share	115.9	115.9	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
	(unaudited)
Net income	$22.2	$73.8	$20.1	$307.1

Other comprehensive income (loss), net of tax:
Currency translation	9.0	29.9	18.4	53.7
Marketable securities	.9	(.6)	1.1	(1.2)
Defined benefit pension plans	2.9	2.4	8.7	6.3
Other postretirement benefit plans	(.1)	-	(.3)	(.2)
Interest rate swap	.8	1.8	(2.9)	2.0

Total other comprehensive income, net	13.5	33.5	25.0	60.6

Comprehensive income	$35.7	$107.3	$45.1	$367.7

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2017

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2016	$1.2	$1,398.8	$(552.2)	$(452.8)	$395.0

Net income	-	-	307.1	-	307.1
Other comprehensive income, net of tax	-	-	-	60.6	60.6
Issuance of common stock	-	.2	-	-	.2
Dividends paid	-	-	(52.2)	-	(52.2)

Balance at September 30, 2017	$1.2	$1,399.0	$(297.3)	$(392.2)	$710.7

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income	$20.1	$307.1
Depreciation and amortization	30.7	30.7
Deferred income taxes	(2.5)	(139.9)
Loss on prepayment of debt	-	7.1
Payment for termination of interest rate swap contract	-	(3.3)
Benefit plan expense greater than cash funding	4.2	9.2
Distributions from TiO2 manufacturing joint venture, net	3.1	3.8
Other, net	(.3)	1.7
Change in assets and liabilities:
Accounts and other receivables	(36.9)	(77.0)
Inventories	81.1	39.9
Prepaid expenses	(3.3)	(1.5)
Accounts payable and accrued liabilities	(9.0)	43.8
Income taxes	1.6	15.3
Accounts with affiliates	(18.2)	(15.1)
Other, net	(1.9)	(3.5)

Net cash provided by operating activities	68.7	218.3

Cash flows from investing activities:
Capital expenditures	(34.3)	(40.7)
Loan to Valhi:
Loans	-	(2.8)
Collections	-	2.8

Net cash used in investing activities	(34.3)	(40.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	209.9	731.5
Principal payments	(194.2)	(594.3)
Deferred financing fees	-	(8.3)
Dividends paid	(52.2)	(52.2)

Net cash provided by (used in) financing activities	(36.5)	76.7

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(2.1)	254.3
Currency translation	1.1	11.4
Balance at beginning of period	94.3	52.3

Balance at end of period	$93.3	$318.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended
	September 30,
	2016	2017
	(unaudited)
Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$13.9	$15.4
Income taxes	4.4	18.7
Accrual for capital expenditures	4.8	3.7

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2017, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2017 (2016 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, other than the reversal of the deferred income tax asset valuation allowance recognized in the second quarter of 2017, as discussed in Note 11) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2017 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	September 30,
	2016	2017
	(In millions)
Trade receivables	$224.8	$326.8
Recoverable VAT and other receivables	16.7	16.1
Receivable from affiliates:
Income taxes, net - Valhi	.7	1.3
Louisiana Pigment Company, L.P.	-	9.3
Other	2.8	3.5
Refundable income taxes	.3	-
Allowance for doubtful accounts	(.7)	(1.6)
Total	$244.6	$355.4

Note 3 - Inventories, net:

	December 31,	September 30,
	2016	2017
	(In millions)
Raw materials	$68.7	$89.4
Work in process	22.3	17.8
Finished products	195.7	162.9
Supplies	56.8	65.2
Total	$343.5	$335.3

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

	Fair value
	measurement	Market	Cost
Marketable security	level	value	basis	Unrealized gain
		(In millions)
December 31, 2016:
Valhi common stock	1	$5.9	$3.2	$2.7
NL and CompX common stocks	1.1		.1	-
Total		$6.0	$3.3	$2.7

September 30, 2017:
Valhi common stock	1	$4.2	$3.2	$1.0
NL and CompX common stocks	1.1		.1	-
Total		$4.3	$3.3	$1.0

At December 31, 2016 and September 30, 2017, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2016 and September 30, 2017, the quoted per share market price of Valhi’s common stock was $3.46 and $2.43, respectively.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	September 30,
	2016	2017
	(In millions)
Pension asset	$.6	$.9
Deferred financing costs, net	.4	.8
Other	1.2	1.9
Total	$2.2	$3.6

Note 6 - Long-term debt:

	December 31,	September 30,
	2016	2017
	(In millions)
Kronos International, Inc. 3.75% Senior Secured Notes	$-	$464.2
Term loan	335.9	-
Other	3.1	3.4
Total debt	339.0	467.6
Less current maturities	3.6	.1
Total long-term debt	$335.4	$467.5

Senior Secured Notes - On September 13, 2017, Kronos International, Inc. (“KII”), our wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (the “Senior Notes”), at par value ($477.6 million when issued).  We used $338.6 million of the net proceeds of the new Senior Notes to prepay in full the outstanding principal balance of our term loan (along with accrued and unpaid interest through the prepayment date) and $21.0 million to repay the outstanding balance under our North American revolving credit facility.  The remaining net proceeds of the Senior Notes are available for our general corporate purposes.  The new Senior Notes:

•	bear interest at 3.75% per annum, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2018;
•

have a maturity date of September 15, 2025.  Prior to September 15, 2020, we may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium (as defined in the indenture governing the Senior Notes).  On or after September 15, 2020, we may redeem the Senior Notes at redemption prices ranging from 102.813% of the principal amount, declining to 100% on or after September 15, 2023.  In addition, on or before September 15, 2020, we may redeem up to 40% of the Senior Notes with the net proceeds of certain public or private equity offerings at 103.75% of the principal amount.  If we experience certain specified change of control events, we would be required to make an offer to purchase the Senior Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the Senior Notes at par value in the event that we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period;

•	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of our direct and indirect domestic, wholly-owned subsidiaries;
•

are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each foreign subsidiary that is directly owned by KII or any guarantor;

•

contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and

•	contain customary default provisions, including a default under any of our other indebtedness in excess of $50.0 million.

The carrying value of the Senior Notes at September 30, 2017 is stated net of unamortized debt issuance costs of $7.4 million.

Term loan - During the first six months of 2017, we made our required quarterly term loan principal payments aggregating $1.8 million.  Concurrent with the issuance of our Senior Notes, in September 2017, we voluntarily prepaid in full the outstanding $338.6 million principal balance of our term loan (and such term loan facility was terminated). As a result of such prepayment, we recognized a loss on prepayment of debt aggregating $7.1 million in the third quarter of 2017 consisting principally of (i) the write-off of unamortized debt issuance costs and original issue discount associated with the term loan of $2.7 million and $.7 million, respectively, and (ii) a charge of $3.3 million related to the early termination of our interest rate swap contract discussed in Note 14.  Funds for the aggregate prepayment were provided by the net proceeds from the Senior Notes discussed above.  The average interest rate on the term loan for the year-to-date period ended September 13, 2017 (the pay-off date) was 4.1%.

North American revolving credit facility - In January 2017, we extended the maturity date of our North American revolving credit facility to the earlier of (i) January 30, 2022 or (ii) 90 days prior to the maturity date of our then-existing term loan indebtedness

(or 90 days prior to the maturity date of any indebtedness incurred in a permitted refinancing of such existing term loan indebtedness). The issuance of the Senior Notes is a permitted refinancing of our term loan, and accordingly, the maturity date of the North American revolving credit facility is January 30, 2022.

During the first nine months of 2017, we borrowed $253.9 million and repaid $253.9 million under our North American revolving credit facility.  The average interest rate on outstanding borrowings for the year-to-date period ended September 13, 2017 when the outstanding balance was repaid was 4.8%.  As discussed above, in September 2017 we used a portion of the net proceeds from the Senior Notes to repay our then-outstanding principal balance of $21.0 million.  At September 30, 2017, we had approximately $100.0 million available for additional borrowing under this revolving credit facility.

European revolving credit facility - In September 2017, we amended our European revolving credit facility.  The amendment extended the maturity date of the European revolving credit facility by five years to September 2022 and reduced the maximum amount we may borrow under the credit facility from €120 million to €90 million.  In addition, the amendment reduced the interest rate on outstanding borrowings under this credit facility from the Euro Interbank Offered Rate (EURIBOR) plus 1.90% per annum to EURIBOR plus 1.60% per annum.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2017 and the net debt to EBITDA financial test, the full €90 million amount of the credit facility ($106.1 million) is available for borrowing at September 30, 2017.

Other - We are in compliance with all of our debt covenants at September 30, 2017.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2016	2017
	(In millions)
Accounts payable	$84.9	$116.8
Accrued sales discounts and rebates	20.9	25.7
Employee benefits	17.7	24.9
Reserve for uncertain tax positions	3.3	-
Interest rate swap contract	2.9	-
Accrued workforce reduction costs	1.2	.2
Payable to affiliate -
Louisiana Pigment Company, L.P.	14.7	12.2
Other	27.9	37.2
Total	$173.5	$217.0

See Note 14 for a discussion of the interest rate swap contract.

Note 8 - Other noncurrent liabilities:

	December 31,	September 30,
	2016	2017
	(In millions)
Reserve for uncertain tax positions	$7.3	$1.3
Employee benefits	7.8	8.4
Interest rate swap contract	.2	-
Other	7.1	12.0
Total	$22.4	$21.7

Note 9 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
	(In millions)
Service cost	$2.5	$3.0	$7.5	$8.5
Interest cost	3.9	3.6	11.6	10.3
Expected return on plan assets	(3.9)	(2.6)	(11.6)	(7.6)
Amortization of prior service cost	.1	-	.2	.2
Recognized actuarial losses	2.9	3.5	8.9	10.0
Total	$5.5	$7.5	$16.6	$21.4

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
	(In millions)
Service cost	$-	$-	$.1	$.1
Interest cost	.1	.1	.2	.2
Amortization of prior service credit	(.2)	(.1)	(.6)	(.4)
Recognized actuarial losses	.1	-	.2	.1
Total	$-	$-	$(.1)	$-

Contributions - We expect our 2017 contributions for our pension and other postretirement plans to be approximately $15 million.

Note 10 - Other operating income (expense), net:

Other operating income (expense), net in the first nine months of 2016 includes income of $3.4 million, recognized in the first and second quarters, related to cash received from settlement of a business interruption insurance claim arising in 2014.  No additional material amounts are expected to be received with respect to such insurance claim.

Note 11 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$8.1	$28.0	$8.2	$67.6
Non-U.S. tax rates	(1.0)	(3.4)	(1.4)	(8.2)
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	(.8)	.2	(1.6)	6.8
Valuation allowance	(.8)	(7.8)	2.1	(170.4)
U.S. - Canada APA	(5.6)	-	(5.6)	-
Adjustment to reserve for uncertain tax positions, net	.4	(8.1)	.6	(7.6)
Nondeductible expenses	.3	.5	.7	1.1
Canada - Germany APA	-	(3.2)	-	(3.2)
U.S. state income tax and other, net	.1	(.1)	.2	(.1)
Income tax expense (benefit)	$.7	$6.1	$3.2	$(114.0)

Comprehensive provision for income taxes allocable to:
Net income	$.7	$6.1	$3.2	$(114.0)
Other comprehensive income (loss):
Currency translation	-	6.4	-	19.7
Marketable securities	.5	(.3)	.6	(.6)
Pension plans	.1	1.1	.4	3.2
OPEB plans	-	-	(.1)	(.1)
Interest rate swap	.4	1.0	(1.6)	1.1
Total	$1.7	$14.3	$2.5	$(90.7)

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35%.  The amount shown on such table for incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies includes, as applicable, (i) current income taxes (including withholding taxes, if applicable), if any, associated with any current-year earnings of our non-U.S. subsidiaries to the extent such current-year earnings were distributed to us in the current year, (ii) deferred income taxes (or deferred income tax benefit) associated with the current-year change in the aggregate amount of undistributed earnings of our Canadian subsidiary, which earnings are not subject to a permanent reinvestment plan, in an amount representing the current-year change in the aggregate current income tax that would be generated (including withholding taxes, if applicable) when such aggregate undistributed earnings are distributed to us, and (iii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  During 2016, we recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by our Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first six months of 2017, we recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to the utilization of a portion of both the German and Belgian NOLs during such period.  At June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  Such sufficient positive evidence at June 30, 2017 included, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period, and the indefinite carryforward period for the German and Belgian NOLs. As discussed below regarding accounting for income taxes at interim dates, a large portion ($149.9 million) of the remaining valuation allowance as of June 30, 2017 was reversed in the second quarter, with the remainder to be reversed during the second half of 2017 (including $7.8 million reversed in the third quarter).

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, our income tax benefit in the first nine months of 2017 includes an aggregate non-cash income tax benefit of $170.4 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first six months of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017, and $7.8 million recognized in the third quarter of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.   In addition, our deferred income tax asset valuation allowance increased $9.0 million in the first nine months of 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).  The remaining deferred income tax asset valuation allowance of $11.7 million as of September 30, 2017 will be reversed during the fourth quarter of 2017.

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

•

During the third quarter of 2016, Contran, as the ultimate parent of our U.S. Consolidated income tax group, executed and finalized an Advance Pricing Agreement with the U.S. Internal Revenue Service and our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (collectively, the “U.S.-Canada APA”) effective for tax years 2005 - 2015.  Pursuant to the terms of the U.S.-Canada APA, the U.S. and Canadian tax authorities agreed to certain prior year changes to taxable income of our U.S. and Canadian subsidiaries.  As a result of such agreed-upon changes, we recognized a $5.6 million current U.S. income tax benefit in the third quarter of 2016.  In addition, our Canadian subsidiary incurred a cash income tax payment of approximately CAD $3 million (USD $2.3 million) related to the U.S.-Canada APA, but such payment was fully offset by previously provided accruals, and such income tax was paid in the third quarter of 2017.

•

During the third quarter of 2017, our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  Pursuant to the terms of the Canada-Germany APA, the Canadian and German tax authorities agreed to certain prior year changes to taxable income of our Canadian and German subsidiaries.  As a result of such agreed-upon changes, we reversed a significant portion of our reserve for uncertain tax positions and recognized a non-cash income tax benefit of $8.1 million related to such reversal in the third quarter of 2017.  In addition, we recognized a $2.6 million non-cash income tax benefit related to an increase in our German NOLs and a $.6 million German cash tax refund related to the Canada-Germany APA in the third quarter of 2017.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(242.6)	$(245.8)	$(252.0)	$(269.6)
Other comprehensive income	9.0	29.9	18.4	53.7
Balance at end of period	$(233.6)	$(215.9)	$(233.6)	$(215.9)

Marketable securities:
Balance at beginning of period	$(.4)	$1.2	$(.6)	$1.8
Other comprehensive income (loss) - unrealized gains (losses) arising during the period	.9	(.6)	1.1	(1.2)
Balance at end of period	$.5	$.6	$.5	$.6

Defined benefit pension plans:
Balance at beginning of period	$(153.4)	$(180.9)	$(159.2)	$(184.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.9	2.4	8.7	6.3
Balance at end of period	$(150.5)	$(178.5)	$(150.5)	$(178.5)

OPEB plans:
Balance at beginning of period	$1.9	$1.6	$2.1	$1.8
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	-	(.3)	(.2)
Balance at end of period	$1.8	$1.6	$1.8	$1.6

Interest rate swap:
Balance at beginning of period	$(6.0)	$(1.8)	$(2.3)	$(2.0)
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	.2	(.7)	(4.6)	(1.5)
Less reclassification adjustment for amounts included in earnings	.6	2.5	1.7	3.5
Balance at end of period	$(5.2)	$-	$(5.2)	$-

Total accumulated other comprehensive loss:
Balance at beginning of period	$(400.5)	$(425.7)	$(412.0)	$(452.8)
Other comprehensive income	13.5	33.5	25.0	60.6
Balance at end of period	$(387.0)	$(392.2)	$(387.0)	$(392.2)

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2016 and September 30, 2017:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Asset (liability)
December 31, 2016:
Interest rate swap contract	$(3.1)	$-	$(3.1)	$-
Noncurrent marketable securities (See Note 4)	6.0	6.0	-	-

September 30, 2017:
Noncurrent marketable securities (See Note 4)	$4.3	$4.3	$-	$-

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

At December 31, 2016 and September 30, 2017, we had no currency forward contracts outstanding.  We did not use hedge accounting for any of our contracts to the extent we held such contracts in 2016.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 we entered into a pay- fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize our exposure to volatility in LIBOR as it relates to our forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, we paid a fixed rate of 2.016% per annum, payable quarterly, and received a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.8 million and declined by $875,000 each quarter beginning December 31, 2015, with an original final maturity of the swap contract in February 2020.  This swap contract was designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815 in respect to our term loan indebtedness.  The effective portion of changes in fair value on this interest rate swap was recorded as a component of other comprehensive income, net of deferred income taxes.  Commencing in the fourth quarter of 2015, as interest expense accrued on LIBOR-based variable rate debt, we classified the amount we paid under the pay-fixed leg of the swap and the amount we received under the receive-variable leg of the swap as part of interest expense (as well as part of the amount we report as cash paid for interest in our Condensed Consolidated Statements of Cash Flows), with the net effect that the amount of interest expense we recognized on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, was based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.

In September 2017, in connection with the voluntary prepayment and termination of our term loan discussed in Note 6, we voluntarily terminated this swap contract, as we no longer had any exposure to volatility in respect of LIBOR.  The cost to us to early terminate the swap contract was $3.3 million, which we paid to Wells Fargo concurrent with the termination.  Such $3.3 million charge is classified as part of our loss on prepayment of debt discussed in Note 6.  Such $3.3 million amount is also classified as part of the cash paid for interest disclosed in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.

Prior to the termination of the interest rate swap contract, a pretax unrealized loss arising in 2017 of $2.3 million was recognized in other comprehensive income (loss) related to the interest rate swap and $2.1 million was reclassified from accumulated other comprehensive loss into earnings and is included in interest expense in our Consolidated Statements of Income.  Since the inception of the swap until the swap contract termination, there had been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, was classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2016 and September 30, 2017.

	December 31, 2016		September 30, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$52.3	$52.3	$318.0	$318.0
Long-term debt:
Fixed rate Senior Notes	-	-	464.2	480.4
Variable rate term loan	335.9	334.6	-	-
Common stockholders' equity	395.0	1,383.8	710.7	2,646.0

At September 30, 2017, the estimated market price of our Senior Notes was €1,019 per €1,000 principal amount.  The fair value of our Senior Notes is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 2 and 7.

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

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the nine months ended September 30, 2017, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located throughout Europe and North America.

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

Executive summary

We reported net income of $73.8 million, or $.64 per share, in the third quarter of 2017 as compared to net income of $22.2 million, or $.19 per share, in the third quarter of 2016.  For the first nine months of 2017, we reported net income of $307.1 million, or $2.65 per share, compared to net income of $20.1 million, or $.17 per share, in the first nine months of 2016. We reported higher net income in the third quarter of 2017 as compared to the third quarter of 2016 primarily due to higher income from operations resulting from the net effects of higher average selling prices, higher sales and production volumes and higher costs for certain raw materials and other production costs.  We reported higher net income in the first nine months of 2017 compared to the same period in 2016 in part due to higher income from operations resulting from the favorable effects of higher average selling prices, higher sales and production volumes and lower raw materials and other production costs.  In addition, our results in the 2017 periods include the recognition of a non-cash deferred income tax benefit as a result of a net decrease in our deferred income tax asset valuation allowance related to our German and Belgian operations ($7.8 million in the third quarter and $170.4 million in the year-to-date period).

Our results in the first nine months of 2017 include:

•

the recognition of a non-cash deferred income tax benefit as a result of a net decrease in our deferred income tax asset valuation allowance related to our German and Belgian operations ($7.8 million, or $.07 per share, in the third quarter and $170.4 million, or $1.47 per share, in the year-to-date period),

•

the third quarter recognition of an $11.3 million ($.10 per share) aggregate income tax benefit related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany, and

•	an aggregate charge of $7.1 million ($4.6 million, or $.04 per share, net of income tax benefit) recognized in the third quarter related to the loss on prepayment of debt.

Our results in the first nine months of 2016 include:

•	the third quarter recognition of a $5.6 million ($.05 per share) current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada,
•	a pre-tax insurance settlement gain of $3.4 million ($2.6 million, or $.02 per share, net of income tax expense) recognized in the first and second quarters, and
•

a non-cash deferred income tax expense as a result of a net increase in our deferred income tax asset valuation allowance related to our German and Belgian operations aggregating $2.1 million ($.02 per share).

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

Results of operations

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices began to rise in the second quarter of 2016 and have continued to rise through the first nine months of 2017.  Our average TiO2 selling prices in the third quarter of 2017 were 23% higher as compared to the third quarter of 2016, and our average selling prices at the end of the third quarter of 2017 were 8% higher than at the end of the second quarter of 2017, and were 21% higher than at the end of 2016, with higher prices in all major markets.  We experienced higher sales volumes in the European, North American and export markets in the first nine months of 2017 as compared to the same period of 2016.

We operated our production facilities at full practical capacity utilization rates in the first nine months of 2017 compared to approximately 97% in the first nine months of 2016.  The table below lists our comparative quarterly capacity utilization rates.

	Production Capacity Utilization Rates
	2016	2017
First quarter	97%	100%
Second quarter	95%	100%
Third quarter	100%	100%

Throughout 2016, we experienced moderation in the cost of TiO2 feedstock ore procured from third parties.  Our cost of sales per metric ton of TiO2 sold declined throughout 2016 and into the first six months of 2017 primarily due to the moderation in the cost of TiO2 feedstock ore in 2016 and the first half of 2017.  However, the cost of third-party feedstock ore we procured in the first half of 2017 was comparable to slightly higher as compared to the first half of 2016, and such higher cost feedstock began to be reflected in our results of operations in the third quarter of 2017.  Consequently, our cost of sales per metric ton of TiO2 sold in the first six months of 2017 was lower than our cost of sales per metric ton of TiO2 sold in the first six months of 2016, but such cost of sales per-metric ton of TiO2 sold was higher in the third quarter of 2017 as compared to the third quarter of 2016 (excluding, in each case, the effect of changes in currency exchange rates).

Quarter ended September 30, 2017 compared to the quarter ended September 30, 2016

	Three months ended September 30,
	2016		2017
	(Dollars in millions)
Net sales	$356.1	100%	$464.5	100%
Cost of sales	280.6	79	312.3	67
Gross margin	75.5	21	152.2	33
Other operating income and expense, net	47.5	13	60.6	13
Income from operations	$28.0	8%	$91.6	20%

				% Change
TiO2 operating statistics:
Sales volumes*	143		150	5%
Production volumes*	139		141	2%
Percentage change in net sales:
TiO2 product pricing				23%
TiO2 sales volumes				5
TiO2 product mix/other				(2)
Changes in currency exchange rates				4
Total				30%

*	Thousands of metric tons

Net sales - Net sales in the third quarter of 2017 increased 30%, or $108.4 million, compared to the third quarter of 2016 primarily due to the favorable effects of a 23% increase in average TiO2 selling prices (which increased net sales by approximately $82 million) and a 5% increase in sales volumes (which increased net sales by approximately $18 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 5% in the third quarter of 2017 as compared to the third quarter of 2016 primarily due to higher sales in the European, North American and export markets.  Our sales volumes in the third quarter of 2017 set a new overall record for a third quarter.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $13 million as compared to the third quarter of 2016.

Cost of sales - Cost of sales increased $31.7 million or 11% in the third quarter of 2017 compared to the third quarter of 2016 due to the net impact of a 5% increase in sales volumes, efficiencies related to a 2% increase in TiO2 production volumes, higher raw materials and other production costs of approximately $9 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  Our production volumes in the third quarter of 2017 set a new overall record for a third quarter.  Our cost of sales as a percentage of net sales decreased to 67% in the third quarter of 2017 compared to 79% in the same period of 2016 as the favorable impact of higher average selling prices and efficiencies related to higher production volumes more than offset the higher raw materials and other production costs, as discussed above.

Gross margin and income from operations - Income from operations increased by $63.6 million compared to the third quarter of 2016.  Income from operations as a percentage of net sales increased to 20% in the third quarter of 2017 from 8% in the same period of 2016.  This increase was driven by the increase in gross margin percentage, which increased to 33% for the third quarter of 2017 compared to 21% for the third quarter of 2016.  As discussed and quantified above, our gross margin percentage increased primarily due to the net effects of higher average selling prices, higher sales and production volumes and higher raw materials and other production costs.  We estimate that changes in currency exchange rates decreased income from operations by approximately $6 million in the third quarter of 2017 as compared to the same period in 2016, as discussed below.

Other non-operating income (expense) - Interest expense decreased $.2 million, or 5%, in the third quarter of 2017 compared to the third quarter of 2016.  We currently expect our interest expense for all of 2017 will be comparable to 2016.  We also recognized a loss on prepayment of debt in the third quarter of 2017 aggregating $7.1 million, associated with the prepayment and termination of our term loan indebtedness.  See Note 6 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized an income tax expense of $6.1 million in the third quarter of 2017 compared to an income tax expense of $.7 million in the third quarter of 2016.  The difference is primarily due to higher income from operations in the third quarter of 2017 and the effect of the reversal of our deferred income tax asset valuation allowance associated with our German and Belgian operations and a reduction in our reserve for uncertain tax positions in 2017, in each case as discussed below.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations is generally lower than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be lower than the U.S. federal statutory tax rate of 35% primarily because of our non-U.S. operations.  Our income tax expense in the third quarter of 2017 includes an aggregate $11.3 million income tax benefit, comprised of a non-cash income tax benefit of $10.7 million and a current income tax benefit of $.6 million, related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany.  Our income tax expense in the third quarter of 2016 includes a $5.6 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine months ended September 30,
	2016		2017
	(Dollars in millions)
Net sales	$1,030.6	100%	$1,275.7	100%
Cost of sales	859.2	83	890.3	70
Gross margin	171.4	17	385.4	30
Other operating income and expense, net	133.2	13	171.4	13
Income from operations	$38.2	4%	$214.0	17%

				% Change
TiO2 operating statistics:
Sales volumes*	430		450	5%
Production volumes*	401		427	7%
Percentage change in net sales:
TiO2 product pricing				20%
TiO2 sales volumes				5
TiO2 product mix/other				(1)
Total				24%

*	Thousands of metric tons

Net sales - Net sales in the first nine months of 2017 increased 24%, or $245.1 million, compared to the first nine months of 2016 primarily due to the favorable effects of a 20% increase in average TiO2 selling prices (which increased net sales by approximately $206 million) and a 5% increase in sales volumes (which increased net sales by approximately $52 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 5% in the first nine months of 2017 as compared to the first nine months of 2016 primarily due to higher sales in the European, North American and export markets.  Our sales volumes in the first nine months of 2017 set a new overall record for a first-nine-month period.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our net sales by approximately $2 million as compared to the first nine months of 2016.

Cost of sales - Cost of sales increased $31.1 million in the first nine months of 2017 compared to the same period in 2016 primarily due to the net impact of a 5% increase in sales volumes, efficiencies related to a 7% increase in TiO2 production volumes, lower raw materials and other production costs of approximately $5 million and currency fluctuations (primarily the euro).  Our production volumes in the first nine months of 2017 set a new overall record for a first-nine-month period.  Our cost of sales as a percentage of net sales decreased to 70% in the first nine months of 2017 compared to 83% in the same period of 2016 due to the net impact of higher average selling prices, lower raw materials and other production costs and efficiencies related to higher production volumes.

Other operating income and expense, net - Other operating income and expense in the first nine months of 2016 includes an insurance settlement gain of $3.4 million related to a 2014 business interruption claim.

Gross margin and income from operations - Income from operations increased by $175.8 million in the first nine months of 2017 compared to the first nine months of 2016.  Income from operations as a percentage of net sales increased to 17% in the first nine months of 2017 from 4% in the same period of 2016.  This increase was driven by the increase in gross margin, which increased to 30% for the first nine months of 2017 compared to 17% for the first nine months of 2016.  As discussed and quantified above, our gross margin increased primarily due to the favorable effects of higher average selling prices, higher sales and production volumes and lower raw materials and other production costs.  We estimate that changes in currency exchange rates decreased income from operations by approximately $19 million in the first nine months of 2017 as compared to the same period in 2016.

Other non-operating income (expense) - Interest expense decreased $.9 million, or 6%, in the first nine months of 2017 compared to 2016.  We currently expect our interest expense for all of 2017 will be comparable to 2016.  We also recognized a loss on prepayment of debt in the third quarter of 2017 aggregating $7.1 million, associated with the prepayment and termination of our term loan indebtedness.  See Note 6 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax benefit of $114.0 million in the first nine months of 2017 compared to an income tax expense of $3.2 million in the first nine months of 2016.  The difference is primarily due to the effect of the reversal of our deferred income tax asset valuation allowance associated with our German and Belgian operations in 2017, as discussed below.  Our income tax expense for the first nine months of 2017 includes an aggregate $11.3 million income tax benefit, comprised of a non-cash income tax benefit of $10.7 million and a current income tax benefit of $.6 million, related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany.  Our income tax expense for the first nine months of 2016 includes a $5.6 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally lower than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be lower than the U.S. federal statutory tax rate of 35% primarily because of our non-U.S. operations.  Our effective income tax rate in the first nine months of 2017, excluding the impact of the reversal of the deferred income tax asset valuation allowances we recognized and the change to our reserve for uncertain tax positions as discussed above, was lower than the U.S. federal statutory rate of 35%, primarily because of our non-U.S. operations which offset the tax effect associated with the expected repatriation in 2017 of certain of our current-year earnings generated by our European subsidiaries.  Our effective income tax rate in the first nine months of 2016, excluding the impact of the deferred income tax asset valuation allowances we recognized and the change to prior year tax as discussed below, was lower than the U.S. federal statutory rate of 35% primarily because of our non-U.S. operations.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which had been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  During 2016, we recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by our Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium). During the first six months of 2017, we recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to the utilization of a portion of both the German and Belgian

NOLs during such period.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  As previously disclosed, our ability to reverse all or a portion of either the German or Belgian valuation allowance is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters or profitability in recent quarters during which such profitability was trending upward throughout such period, and the ability to demonstrate future profitability for a sustainable period.  As noted below, we determined such conditions were satisfied at June 30, 2017.

Although our Belgian operations were profitable in the first quarter of 2017 and we utilized a portion of the Belgian NOLs during such period, our Belgian operations continued to have cumulative losses in the most recent twelve quarters at March 31, 2017.  Although the results of our German operations had improved during 2016 and the first quarter of 2017, indicating a change in the negative trend in earnings that existed at December 31, 2015, and we utilized a portion of our German NOLs during 2016 and the first quarter of 2017, and we had cumulative income with respect to our German operations for the most recent twelve consecutive quarters at March 31, 2017, the sustainability of such positive trend in earnings had not yet been demonstrated at such date.  As previously disclosed, while neither our business as a whole nor any of our principal product groups is seasonal to any significant extent, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  While we have some insight into the overall demand expected to be generated by a particular year’s paint season and TiO2 pricing at the end of the first quarter (the start of the paint season), we have much greater insight and certainty regarding overall demand and TiO2 pricing for a particular year’s paint season by the end of the second quarter of the year, in part because some factors, such as weather, can have an impact on both overall demand and pricing each year.  Accordingly, at March 31, 2017 we did not have sufficient positive evidence to support a sustainable profit trend and consequently, we did not have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German or Belgian operations at such date.  During the second quarter of 2017, our German and Belgian operations continued to be profitable, and both reported levels of profitability higher as compared to the first quarter of 2017.   As previously disclosed, our consolidated results of operations in general, and our German and Belgian operations in particular, were favorably impacted during the second quarter of 2017 by, among other things, continued higher average TiO2 selling prices and higher sales volumes.  Our German operations had cumulative income for the most recent twelve consecutive quarters at June 30, 2017.  While our Belgian operations had cumulative losses in the most recent twelve consecutive quarters at June 30, 2017, such operations generated income in both the first and second quarters of 2017, with higher income in the second quarter as compared to the first quarter, the amount of cumulative losses of our Belgian operations for the most recent twelve consecutive quarters was lower as of June 30, 2017 as compared to both March 31, 2017 and December 31, 2016 and we expect to have cumulative profits in the third and fourth quarters.  Our production facilities had been operating at near practical capacity utilization rates in the first six months of 2017.  In addition, consistent with our previously-disclosed expectation regarding our consolidated results of operations for the second half of 2017, we believed it was likely our German and Belgian operations would continue to report improved operating results in 2017 as compared to 2016.  Accordingly, at June 30, 2017 we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations. Such sufficient positive evidence included, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period (as supported by, among other things, recent trends in profitability, driven in large part by increases in TiO2 selling prices, and continued strong demand indicating that such profitability trends will continue in the future), and the indefinite carryforward period for the German and Belgian NOLs.  As discussed below regarding accounting for income taxes at interim dates, a large portion ($149.9 million) of the remaining valuation allowance as of June 30, 2017 was reversed in the second quarter, with the remainder to be reversed during the second half of 2017 (including $7.8 million reversed in the third quarter).

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, our income tax benefit in the first nine months of 2017 includes an aggregate non-cash income tax benefit of $170.4 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first six months of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017, and $7.8 million recognized in the third quarter of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.   In addition, our deferred income tax asset valuation allowance increased $9.0 million in the first nine months of 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).  The remaining deferred income tax asset valuation allowance of $11.7 million as of September 30, 2017 will be reversed during the fourth quarter of 2017.

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

Impact of changes in currency exchange rates three months ended September 30, 2017 vs September 30, 2016

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2017 vs 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$13	$13
Income from operations	(1)	(4)	(3)	(3)	(6)

The $13 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2017 as compared to 2016.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $6 million decrease in income from operations was comprised of the following:

•

Approximately $3 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $3 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2017 as compared to 2016, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2017 as compared to 2016.

Impact of changes in currency exchange rates nine months ended September 30, 2017 vs September 30 2016

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2017 vs 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(2)	$(2)
Income from operations	3	(8)	(11)	(8)	(19)

The $2 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2017 as compared to 2016.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $19 million decrease in income from operations comprised the following:

•

Approximately $11 million from net currency transaction losses caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $8 million of net currency translation losses caused primarily by a strengthening of the U.S. dollar relative to the euro, as such translation had a negative effect on income from operations in 2017 as compared to 2016, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2017 as compared to 2016, along with the effects of a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 as compared to 2016.

Outlook

During the first nine months of 2017 we operated our production facilities at full practical capacity.  We expect our production volumes to be higher in 2017 as compared to 2016, as our production rates in 2017 will be positively impacted by the implementation of certain productivity-enhancing improvement projects at certain of our facilities.  Assuming current global economic conditions continue, we expect our 2017 sales volumes to be slightly higher as compared to 2016 sales volumes.  We will continue to monitor current and anticipated customer demand levels and align our production and inventories accordingly.  We believe it is reasonably likely we will set new records for both production and sales volumes in 2017 (our prior production volumes record was 550,000 metric tons in 2011, and our prior sales volumes record was 559,000 metric tons in 2016).

The cost of third-party feedstock ore we purchased in the first nine months of 2017 was slightly higher as compared to the first nine months of 2016, and such higher cost feedstock ore began to be reflected in our results of operations in the third quarter of 2017.  We expect our cost of sales per metric ton of TiO2 sold for the full year of 2017 will be comparable to our per-metric ton cost in 2016.

We started 2017 with average selling prices 11% higher than the beginning of 2016, and average selling prices increased by an additional 21% in the first nine months of 2017.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2016 and have remained at low levels in 2017.  In addition, we believe most customers are holding low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first nine months of 2017, we continue to see evidence of strong demand for our TiO2 products across nearly all segments.

We expect income from operations in 2017 will be higher as compared to 2016, principally as a result of higher average selling prices and favorable effects of anticipated higher production and sales volumes.  In addition, and as discussed above, we recognized a non-cash tax benefit of $170.4 million in the first nine months of 2017 (including $7.8 million in the third quarter of 2017) related to our deferred income tax asset valuation allowance associated with our German and Belgian operations, and we expect the remaining valuation allowance of $11.7 million will be reversed during the fourth quarter of 2017.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  Any major expansion of TiO2 production capacity, if announced, would take a number of years before such production would become available to meet future growth in demand.

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

Cash provided by operating activities was $218.3 million in the first nine months of 2017 compared to $68.7 million in the first nine months of 2016.  This $149.6 million increase in the amount of cash provided was primarily due to the net effects of the following:

•	higher income from operations in 2017 of $175.8 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2017 of $24.6 million as compared to 2016, and
•	higher cash paid for taxes of $14.3 million due to our improved earnings.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, increased slightly from December 31, 2016 to September 30, 2017, primarily as a result of relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2016 to September 30, 2017 principally due to higher sales volumes and slightly lower production volumes in the third quarter of 2017 compared to the fourth quarter of 2016.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2015	September 30, 2016	December 31, 2016	September 30, 2017
DSO	66 days	64 days	65 days	66 days
DSI	80 days	55 days	71 days	47 days

Investing activities

Our capital expenditures of $34.3 million and $40.7 million in the first nine months of 2016 and 2017, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.  Approximately $8.5 million and $14.3 million, respectively, of such capital expenditures relate to the implementation of a new accounting and manufacturing system.

In addition, during the third quarter of 2017 we loaned $2.8 million under our unsecured revolving demand promissory note with Valhi, and Valhi subsequently repaid such $2.8 million.

Financing activities

During the first nine months of 2017, we:

•	issued €400 million ($477.6 million) aggregate principal amount of 3.75% Senior Secured Notes on September 13, 2017,
•	repaid the remaining balance of $340.4 million on our term loan,
•	borrowed $253.9 million under our North American revolving credit facility and subsequently repaid $253.9 million, and
•	paid quarterly dividends to stockholders aggregating $.45 per share ($52.2 million).

Outstanding debt obligations

At September 30, 2017, our consolidated debt comprised:

•	€400 million aggregate outstanding on our new KII 3.75% Senior Secured Notes ($464.2 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and
•	approximately $3.4 million of other indebtedness.

         Our North American and European revolvers and our Senior Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our North American and European revolvers are discussed in Note 8 to our Consolidated Financial Statements included in our 2016 Annual Report, and the terms of our Senior Notes are discussed in Note 6 to our Condensed Consolidated Financial Statements.  We are in compliance with all of our debt covenants at September 30, 2017.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

            In January 2017, we extended the maturity date of our North American revolving credit facility to the earlier of (i) January 2022 or (ii) 90 days prior to the maturity date of our then-existing term loan indebtedness (or 90 days prior to the maturity date of any indebtedness incurred in a permitted refinancing of such existing term loan indebtedness).  The issuance of the Senior Notes was a permitted refinancing of our term loan.

  In September 2017, we extended the maturity date of our European revolving credit facility from September 2017 to September 2022 and reduced the maximum amount of this credit facility from €120 million to €90 million.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Senior Notes, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  Our Senior Notes are collateralized by, among other things, a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each foreign subsidiary that is directly owned by KII or any guarantor.  Our North American revolving credit facility is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories.  Our European revolving credit facility is collateralized by, among other things, the accounts receivable and inventories of the borrowers plus a limited pledge of all the other assets of the Belgian borrower.

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

At September 30, 2017, we had aggregate cash, cash equivalents and restricted cash on hand of $318.0 million, of which $202.9 million was held by non-U.S. subsidiaries.  At September 30, 2017, we had approximately $100.0 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended September 30, 2017, the full €90.0 million amount of the credit facility ($106.1 million) was available for borrowing at September 30, 2017.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2018) and our long-term obligations (defined as the five-year period ending September 30, 2022, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $65 million in capital expenditures primarily to maintain and improve our existing facilities during 2017, including the $40.7 million we have spent through September 30, 2017.  As noted above, a portion of planned capital expenditures in 2017 relates to the implementation of a new accounting and manufacturing system.

Stock repurchase program

At September 30, 2017, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices.  There have been no material changes in these market risks since we filed our 2016 Annual Report, other than we are  no longer subject to variable-rate interest rate risk following the prepayment and termination of our term loan indebtedness.  Also, we are now subject to currency exchange rate risk associated with our new Senior Notes, as such indebtedness is denominated in the euro.  At September 30, 2017, we had the equivalent of $471.6 million outstanding under our euro-denominated Senior Notes (exclusive of unamortized debt issuance costs.)  The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $47 million.  See Note 6 to our Condensed Consolidated Financial Statements.  See also Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2016 Annual Report, and Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2017.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

In January 2017, we implemented a new enterprise resource planning system covering certain finance processes (principally general ledger, accounts receivable and accounts payable).  We believe we have maintained appropriate internal control over financial reporting during such implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Implementation of the remaining portion of such enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance is not expected to occur until January 2018 at the earliest.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements, our 2016 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2016 Annual report.  There have been no material changes to such risk factors during the three months ended September 30, 2017.

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

Kronos Worldwide, Inc.
(Registrant)

Date: November 8, 2017	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2017	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)