Form 10-K
period 2017-12-31
KRONOS WORLDWIDE INC
filed 2018-03-12
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:

For the fiscal year ended December 31, 2017

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒    No ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 22.6 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2017 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $410.9 million.

As of February 28, 2018, 115,902,098 shares of the Registrant’s common stock were outstanding.

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

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks)
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform

•	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation.

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

General

Kronos Worldwide, Inc. (NYSE: KRO) (Kronos), a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  We, along with our distributors and agents, sell and provide technical services for our products to approximately 4,000 customers in 100 countries with the majority of sales in Europe, North America and Asia Pacific.  We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 1990.  Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis.  We believe that Western Europe and North America currently account for approximately 20% and 17% of global TiO2 consumption, respectively.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

At December 31, 2017, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 30% was owned by a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL).  Valhi also owns approximately 83% of NL Industries’ outstanding common stock.  A wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and Serena Simmons Connelly may be deemed to control Contran, Valhi, NL and us.

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

	2015	2016	2017
Europe	18%	17%	17%
North America	15%	16%	18%

We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 10% share of worldwide TiO2 sales volume in 2017.  Overall, we are one of the top six producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  We ship TiO2 to our customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of our core TiO2 pigments represented approximately 94% of our net sales in 2017.  We and our agents and distributors primarily sell our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate TiO2 sales volume by geographic region and end use for the year ended December 31, 2017:

Sales volumes percentages by geographic region		Sales volumes percentages by end-use
Europe	50%	Coatings	58%
North America	31%	Plastics	30%
Asia Pacific	9%	Paper	5%
Rest of World	10%	Other	7%

Some of the principal applications for our products include the following:

TiO2 for coatings – Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings.  The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired.  In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

TiO2 for plastics – We produce TiO2 pigments that improve the optical and physical properties in plastics, including whiteness and opacity.  TiO2 is used to provide opacity in items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding.  TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages.  TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color.  TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market.  In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films.

TiO2 for paper – Our TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability.  Although we sell our TiO2 to all segments of the paper end-use market, our primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure.  The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns.  Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard.  TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for other applications – We produce TiO2 to improve the opacity and hiding power of printing inks.  TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures. Our TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent.  In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance.  Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

We produce high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste.  Our TiO2 is also found in food products, such as candy and confectionaries, and in pet foods where it is used to obtain uniformity of color and appearance.  In pharmaceuticals, our TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance.  KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 6% of our net sales in 2017:

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

Manufacturing, operations and properties

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments, and in 2017, chloride process production facilities represented approximately 50% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

•	Chloride process – The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used.  The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force.  The chloride process produces an intermediate base pigment with a wide range of properties.

•

Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag.  After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

We produced 576,000 metric tons of TiO2 in 2017, up from the 546,000 metric tons we produced in 2016.  Our production volumes in 2017 set a new overall record for a full-year period.  Our production amounts include our share of the output produced by our TiO2 manufacturing joint venture discussed below in “TiO2 Manufacturing Joint Venture.”  Our average production capacity utilization rates were approximately 95% and 98% of capacity in 2015 and 2016, respectively, and at full practical capacity in 2017.  Our production rate in the first quarter of 2015 was impacted by the implementation of certain productivity-enhancing improvement projects at facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We operate facilities throughout North America and Europe, including the only sulfate process plant in North America and four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Our production capacity has increased by approximately 6% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We currently expect to operate our TiO2 plants at full practical capacity levels in 2018.

The following table presents the division of our expected 2018 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	30%	6%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	10
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	16	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	7
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	15	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	13	-
Total		74%	26%

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

(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)

We operate the Lake Charles facility in a joint venture with Huntsman P&A Investments LLC (HPA), a wholly-owned subsidiary of Tioxide Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which we are entitled.  See Note 5 to our Consolidated Financial Statements and “TiO2 Manufacturing Joint Venture.”

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

We have various corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium, France and the United Kingdom and various sales offices located in North America.

TiO2 Manufacturing Joint Venture

Kronos Louisiana, Inc., one of our subsidiaries, and HPA each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P., or LPC.  LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana.  We and Venator share production from the plant equally pursuant to separate offtake agreements, unless we and Venator otherwise agree (such as in 2015, when we purchased approximately 52% of the production from the plant).

A supervisory committee directs the business and affairs of the joint venture, including production and output decisions.  This committee is composed of four members, two of whom we appoint and two of whom Venator appoints.  Two general managers manage the operations of the joint venture acting under the direction of the supervisory committee.  We appoint one general manager and Venator appoints the other.

The joint venture is not consolidated in our financial statements, because we do not control it.  We account for our interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture.  We are required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Venator with the exception of feedstock (purchased natural rutile ore or slag) and packaging costs for the pigment grades produced.  Our share of net costs is reported as cost of sales as the TiO2 is sold.  See Notes 5 and 16 to our Consolidated Financial Statements.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that automatically renews at the end of 2018 for successive two-year renewal periods, unless terminated before December 31, 2018.  We also purchase upgraded slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that expires at the end of 2019.  We purchase natural rutile ore primarily from Iluka Resources, Limited under a contract which expires in 2018.  In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts, and contracts that we may enter into, will meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2017.  We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we purchase sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice.  We expect the raw materials purchased under these contracts, and contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase.  The pricing under these agreements is generally negotiated quarterly.

The following table summarizes our raw materials purchased or mined in 2017.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants -
Purchased slag or rutile ore	535
Sulfate process plants:
Ilmenite ore mined and used internally	360
Purchased slag	27

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

We sell a majority of our products through our direct sales force operating in Europe and North America.  We also utilize sales agents and distributors who are authorized to sell our products in specific geographic areas.  In Europe, our sales efforts are conducted primarily through our direct sales force and our sales agents.  Our agents do not sell any TiO2 products other than KRONOS® brand products.  In North America, our sales are made primarily through our direct sales force and supported by a network of distributors.  In export markets, where we have increased our marketing efforts over the last several years, our sales are made through our direct sales force, sales agents and distributors.  In addition to our direct sales force and sales agents, many of our sales agents also act as distributors to service our customers in all regions.  We offer customer and technical service to the customers who purchase our products through distributors as well as to our larger customers serviced by our direct sales force.

We sell to a diverse customer base and no single customer comprised 10% or more of our sales in 2017.  Our largest ten customers accounted for approximately 34% of sales in 2017.

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

Competition

The TiO2 industry is highly competitive.  We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Price and availability are the most significant competitive factors along with quality and customer service for the majority of our product grades.  Increasingly we are focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from our competitors’ products.  During 2017, we had an estimated 10% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are The Chemours Company, or Chemours; Cristal Global; Venator Materials PLC (formerly a wholly-owned subsidiary, and now a majority-owned subsidiary, of Huntsman Corporation); Tronox Incorporated; and Lomon Billions.  The top six TiO2 producers (i.e. we and our five principal competitors) account for approximately 66% of the world’s production capacity.  Chemours added a new 200,000 metric ton capacity line at its plant in Mexico which commenced production in the second quarter of 2016.  In 2016, Venator announced it was closing its sulfate process facility in South Africa, reducing its overall capacity by 25,000 metric tons.  In 2017, one of Venator’s European sulfate plants, which has a capacity of 130,000 metric tons, operated at significantly reduced rates due to a fire at the facility.

The following chart shows our estimate of worldwide production capacity in 2017:

Worldwide production capacity - 2017
Chemours	18%
Cristal	13%
Venator	10%
Lomon Billions	9%
Kronos	9%
Tronox	7%
Other	34%

Chemours has over one-half of total North American TiO2 production capacity and is our principal North American competitor.  In February 2017, Tronox announced a definitive agreement to acquire the TiO2 assets of Cristal, but in December 2017 the U.S. Federal Trade Commission filed an administrative complaint challenging the merger.  Tronox has indicated it intends to vigorously defend against such action.

Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants throughout the world.  Although overall industry demand is expected to remain strong in 2018 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity.  We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications.  Our expenditures for these activities were approximately $16 million in 2015, $13 million in 2016 and $20 million in 2017.  We expect to spend approximately $19 million on research and development in 2018.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles.  Since the beginning of 2013, we have added five new grades for pigments and other applications.

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

Patents – We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products.  Our patent strategy is important to us and our continuing business activities.  In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe.  U.S. Patents are generally in effect for 20 years from the date of filing.  Our U.S. patent portfolio includes patents having remaining terms ranging from four years to 20 years.

Trademarks and trade secrets – Our trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States.  We protect the trademarks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks.  We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security.  We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees

As of December 31, 2017, we employed the following number of people:

Europe	1,835
Canada	360
United States (1)	50
Total	2,245

(1)	Excludes employees of our Louisiana joint venture.

Certain employees at each of our production facilities are organized by labor unions.  In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, our union employees are covered by a collective bargaining agreement that expires in June 2018.  We currently expect a new collective bargaining agreement with our Canadian union employees will be entered into before the expiration of the current agreement.  At December 31, 2017, approximately 86% of our worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

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

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $16.1 million in 2017 and are currently expected to be approximately $26 million in 2018.

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

Our sales and profitability is largely dependent on the TiO2 industry.  In 2017, 94% of our sales were attributable to sales of TiO2.  TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions.  Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which we operate our business is concentrated with the top six TiO2 producers accounting for approximately two-thirds of the world’s production capacity and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs.  In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.  In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability.  If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels.  We experienced significantly higher ore costs in 2012 which carried over into 2013.  We have seen moderation in the purchase cost of third-party feedstock ore since 2013 through the first half of 2017; however, the cost of third-party feedstock ore we procured in the last half of 2017 is slightly higher as compared to the first half of 2017. We may also experience higher operating costs such as energy costs, which could affect our profitability.  We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2019.  While we believe we will be able to renew these contracts, there can be no assurance we will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our current agreements (including those entered into through January 2018) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $383 million in years subsequent to December 31, 2017.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $128 million at December 31, 2017.  Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2017, our total consolidated debt was approximately $474.5 million, which relates primarily to Senior Notes issued in September 2017.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

Indebtedness outstanding under our revolving North American credit facility and revolving European credit facility accrues interest at variable rates.  To the extent market interest rates rise, the cost of our debt would increase, adversely affecting our financial condition, results of operations and cash flows.

In addition to our indebtedness, at December 31, 2017 we are party to various lease and other agreements (including feedstock ore purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $433 million in 2018.  Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our revolving credit facilities in the future will, in some instances, depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

As a global business, we are subject to risks associated with doing business outside the United States.

We have global operations and derive a large portion of our sales from customers outside the United States.  Accordingly, our international operations or those of our international customers could be substantially affected by a number of risks arising with operating an international business, including trade barriers, tariffs, exchange controls, economic and political conditions, compliance with a variety of non-United States laws and regulations (including income tax laws and regulations) or compliance with United States law and regulations in respect to doing business internationally, limitations on restrictions on the repatriation of non-United States earnings to the United States, and difficulty in enforcing agreements or other legal rights.  Our operations are also subject to the effects of global competition.   These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Changes in exchange rates and interest rates can adversely affect our net sales, profits and cash flows.

We operate our businesses in several different countries and sell our products worldwide.  For example, during 2017, approximately one-half of our sales volumes were sold into European markets.  The majority (but not all) of our sales from our operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar.  Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

If our intellectual property were to be declared invalid, or copied by or become known to by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our ability to compete could be adversely impacted.

Protection of our intellectual property rights, including patents, trade secrets, confidential information, trademarks and tradenames, is important to our business and our competitive position.  We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported.  However, we may be unable to obtain protection for our intellectual property in key jurisdictions.  Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights.  Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised.  A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations.  Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights.

Although it is our practice to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not provide sufficient protection for our trade secrets or proprietary know-how, or adequate remedies for breaches of such agreements may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how.  We also may not be able to readily detect breaches of such agreements.  The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in a material loss of our competitive position, which could lead to significantly lower revenues, reduced profit margins or loss of market share.

If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of resources and management’s attention, and we may not prevail in any such suits or proceedings.  A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our financial condition and results of operations.

We may be subject to litigation, the disposition of which could have a material adverse effect on our results of operations.

The nature of our operations exposes us to possible litigation claims, including disputes with customers and suppliers and matters relating to, among other things, antitrust, product liability, intellectual property, employment and environmental claims.  It is possible that judgments could be rendered against us in these or other types of cases for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters.  Some of the lawsuits may seek fines or penalties and damages in large amounts, or seek to restrict our business activities.  Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters or whether insurance claims may mitigate any damages ultimately determined to be owed by us.  Any liability we might incur in the future could be material.  In addition, litigation is very costly, and the costs associated with defending litigation matters could have a material adverse effect on our results of operations.

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

Technology failures or cyber security breaches could have a material adverse effect on our operations.

We rely on information technology systems to manage, process and analyze data, as well as to facilitate the manufacture and distribution of our products to and from our plants. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors.  In this regard, in January 2017 we implemented a new enterprise resource planning system covering certain finance processes (principally general ledger, accounts receivable and accounts payable), and in January 2018 we implemented the remaining portion of such enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance.  Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective.   Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction as well as cyber security breaches or attacks, resulting in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems.  If any of these events were to occur, our results of operations and financial condition could be adversely affected.

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

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO).  As of February 28, 2018, there were approximately 2,000 holders of record of our common stock.  The following table sets forth the high and low closing per share sales price for our common stock for the periods indicated according to Bloomberg and dividends paid during such periods.  On February 28, 2018 the closing price of our common stock was $21.45.

	High	Low	Cash dividends paid
Year ended December 31, 2016
First Quarter	$6.58	$4.00	$.15
Second Quarter	6.87	5.08	.15
Third Quarter	9.01	4.82	.15
Fourth Quarter	12.48	7.32	.15

Year ended December 31, 2017
First Quarter	$16.64	$12.09	$.15
Second Quarter	19.94	15.13	.15
Third Quarter	23.10	18.12	.15
Fourth Quarter	29.24	23.77	.15

January 1, 2018 through February 28, 2018	$28.53	$21.45	$-

In February 2018, our board of directors declared a first quarter 2018 regular quarterly dividend of $.17 per share (an increase of $.02 per share from the prior regular quarterly dividend of $.15 per share), payable on March 15, 2018 to stockholders of record as of March 6, 2018.  The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon our results of operations, financial condition, cash requirements for our business, the current long-term outlook for our business and other factors deemed relevant by our board.  There are currently no restrictions on our ability to pay dividends, although provisions in certain credit agreements to which we are a party could in the future limit or restrict our ability to pay dividends.

In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We have 1,951,000 shares available for repurchase under the plan at December 31, 2017.  See Note 15 to our Consolidated Financial Statements.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Index and the S&P 500 Diversified Chemicals Index.  The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2012 and reinvestment of cash dividends and other distributions to stockholders.

	2012	2013	2014	2015	2016	2017
Kronos common stock	$100	$101	$72	$34	$78	$173
S&P 500 Composite Stock Index	100	132	151	153	171	208
S&P 500 Diversified Chemicals Index	100	143	154	160	182	230

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2017, 155,500 shares are available for award under this plan.  See Note 15 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2013	2014	2015	2016	2017
	(In millions, except per share data and TiO2 operating statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$1,732.4	$1,651.9	$1,348.8	$1,364.3	$1,729.0
Gross margin	112.2	349.7	192.3	257.0	558.9
Income (loss) from operations	(132.6)	149.7	(1.1)	81.1	330.4
Net income (loss)	(102.0)	99.2	(173.6)	43.3	354.5
Net income (loss) per share	(.88)	.86	(1.50)	.37	3.06
Cash dividends per share	.60	.60	.60	.60	.60

BALANCE SHEET DATA (at year end):
Total assets	$1,610.0	$1,633.1	$1,242.7	$1,179.6	$1,824.4
Notes payable and long-term debt including current maturities	183.5	343.6	341.0	339.0	474.5
Common stockholders' equity	935.1	781.1	461.9	395.0	754.3

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$130.4	$87.7	$52.1	$89.6	$276.1
Investing activities	(67.7)	(61.2)	(47.1)	(53.0)	(77.9)
Financing activities	(292.3)	89.6	(72.1)	(73.3)	58.8

TiO2 OPERATING STATISTICS:
Sales volume (1)	498	496	525	559	586
Production volume (1)	474	511	528	546	576
Production capacity at beginning of year (1)	550	555	555	555	555
Production rate as a percentage of capacity	86%	92%	95%	98%	100%

(1)	Metric tons in thousands

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  During 2017, approximately one-half of our sales volumes were sold into European markets.  We believe we are the largest producer of TiO2 in Europe with an estimated 17% share of European TiO2 sales volumes in 2017.  In addition, we estimate we have an 18% share of North American TiO2 sales volumes in 2017.  Our production facilities are located in Europe and North America.

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

In addition, our effective income tax rate in 2015, 2016 and 2017 was impacted by certain favorable and unfavorable developments discussed below.

Executive summary

We reported net income of $354.5 million, or $3.06 per share for 2017 compared to net income of $43.3 million, or $.37 per share for 2016.  We reported higher net income in 2017 compared to 2016 in part due to higher income from operations in 2017.  Our income from operations improved in 2017 primarily due to the net impact of higher average selling prices, higher sales and production volumes, higher raw materials and other production costs, the recognition of an insurance settlement gain totaling $4.3 million in 2016 from two separate business interruption claims and the net effect of changes in currency exchange rates.  In addition, we recognized an aggregate net income tax benefit of $136.5 million in 2017 as a result of the net effect of reversing our deferred income tax asset valuation allowances associated with our German and Belgian operations ($186.7 million income tax benefit) and our deferred income tax asset valuation allowance related to certain U.S. deferred income tax assets of one of our non-U.S. subsidiaries ($18.7 million income tax benefit), the one-time repatriation tax imposed on the post-1986 undistributed earnings of our non-U.S. subsidiaries imposed as a result of the Tax Cuts and Jobs Act (2017 Tax Act) enacted on

December 22, 2017 ($76.2 million income tax expense), an income tax benefit related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany ($11.8 million income tax benefit), and an income tax expense related to a change in our conclusions regarding our permanent reinvestment assertion with respect to the post-1986 undistributed earnings of our European subsidiaries ($4.5 million income tax expense).

We reported net income of $43.3 million, or $.37 per share for 2016 compared to a net loss of $173.6 million, or $1.50 per share for 2015.  We reported net income in 2016 as compared to a net loss in 2015 due to higher income from operations in 2016, as well as an aggregate $159.0 million non-cash deferred income tax expense as a result of a net increase in our deferred income tax asset valuation allowance related to our German and Belgian operations recognized in 2015, and an aggregate $12.0 million pre-tax other-than-temporary impairment (OTTI) charge on our investment in a marketable equity security recognized in 2015.  Our income from operations improved in 2016 primarily due to the net impact of higher sales and production volumes and lower average selling prices in 2016, a $21.7 million charge associated with the implementation of certain workforce reductions in 2015, lower raw materials and other production costs in 2016 (including cost savings resulting from workforce reductions implemented in 2015), the recognition of an insurance settlement gain totaling $4.3 million in 2016 from two separate business interruption claims and the net effect of changes in currency exchange rates.  Of such $21.7 million charge related to the workforce reductions, $10.8 million was classified as part of cost of sales and $10.9 million was classified in selling, general and administrative expense.

Our net income in 2017 includes:

•

the recognition of an aggregate $186.7 million ($1.61 per share) non-cash deferred income tax benefit as a result of the reversal of our deferred income tax asset valuation allowances associated with our German and Belgian operations, mostly recognized in the second quarter,

•

the fourth quarter recognition of an $18.7 million ($.16 per share) non-cash deferred income tax benefit as a result of the reversal of our deferred income tax asset valuation allowance related to certain U.S. deferred income tax assets of one of our non-U.S. subsidiaries (which subsidiary is treated as a dual resident for U.S. income tax purposes),

•

the fourth quarter recognition of a $76.2 million ($.66 per share) provisional current income tax expense as a result of the 2017 Tax Act for the one-time repatriation tax imposed on the post-1986 undistributed earnings of our non-U.S. subsidiaries,

•

the recognition of an $11.8 million ($.10 per share) aggregate income tax benefit related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany, mostly recognized in the third quarter (which includes an $8.6 million non-cash income tax benefit as a result of a net decrease in our reserve for uncertain tax positions),

•

the fourth quarter recognition of a $4.5 million ($.04 per share) provisional non-cash deferred income tax expense related to a change in our conclusions regarding our permanent reinvestment assertion with respect to the post-1986 undistributed earnings of our European subsidiaries, and

•	a pre-tax aggregate charge of $7.1 million ($4.6 million, or $.04 per share, net of income tax benefit) recognized in the third quarter related to the loss on prepayment of debt.

Our net income in 2016 includes:

•	a pre-tax insurance settlement gain of $4.3 million ($3.2 million, or $.03 per share, net of income tax expense) recognized in the first, second and fourth quarters,
•	the recognition of a net $3.4 million ($.03 per share) current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada,
•

the recognition of an aggregate $2.2 million ($.02 per share) non-cash deferred income tax benefit as a result of a net decrease in our deferred income tax asset valuation allowance related to our German and Belgian operations, recognized in the second, third and fourth quarters, and

•	the recognition of a $2.4 million ($.02 per share) non-cash income tax expense related to an increase in our reserve for uncertain tax positions, mostly recognized in the fourth quarter.

Our net loss in 2015 includes:

•

the recognition of an aggregate $159.0 million ($1.37 per share) non-cash deferred income tax expense as a result of a net increase in our deferred income tax asset valuation allowance related to our German and Belgian operations, mostly recognized in the second quarter,

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Long-lived assets – We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of Accounting Standard Codification, or ASC, Topic 360-10-35 Property, Plant and Equipment and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2017 because no such impairment indicators were present.

•

Benefit plans – We maintain various defined benefit pension plans and postretirement benefits other than pensions, or OPEB, plans.  The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of return on plan assets, expected health care trend rates and expected mortality.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements.  These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

•

Income taxes – We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

For example, at December 31, 2017 we have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As more fully described below under “Comparison of 2017 to 2016 Results of Operations – Income tax expense (benefit)” and “Comparison of 2016 to 2015 Results of Operations – Income tax expense,” we had a deferred income tax asset valuation allowance recognized with respect to such net deferred income tax assets of our Belgian and German operations beginning June 30, 2015.  At June 30, 2017 we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.

In addition, at the end of each reporting period we evaluate whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries or a change in tax law, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested.  Prior to enactment of the new tax legislation in December 2017 referred to below, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  On December 22, 2017, the H.R.1 formally known as the “Tax Cuts and Jobs Act” (2017 Tax Act) was enacted into law. Among other things, this new tax legislation, as discussed more fully below under “Comparison of 2017 to 2016 Results of Operations – Income tax expense (benefit)”, implements a territorial tax system and imposes a one-time repatriation tax on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated, and eliminates any U.S. federal income tax on future non-U.S. earnings after such date (subject to certain exceptions).  Our provision for income taxes in the fourth quarter of 2017 includes a provisional current income tax expense for the one-time repatriation tax imposed under the new tax law.  In addition, and as a result of this significant change in tax law, effective December 31, 2017 we have now determined that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested (we had previously concluded that all of the undistributed earnings of our Canadian subsidiary are not permanently reinvested), and accordingly our provision for income taxes in the fourth quarter of 2017 also includes a provisional deferred income tax expense for the estimated incremental U.S. state income tax, non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings.

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

•

Contingencies – We record accruals for legal and other contingencies when future expenditures associated with such contingencies and commitments become probable and the amounts can be reasonably estimated.  However, new information may become available or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

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

Comparison of 2017 to 2016 Results of Operations

	Year ended December 31,
	2016		2017
	(Dollars in millions)
Net sales	$1,364.3	100%	$1,729.0	100%
Cost of sales	1,107.3	81	1,170.1	68
Gross margin	257.0	19	558.9	32
Other operating income and expense, net	175.9	13	228.5	13
Income from operations	$81.1	6%	$330.4	19%

				% Change
TiO2 operating statistics:
Sales volumes*	559		586	5%
Production volumes*	546		576	5%
Percentage change in net sales:
TiO2 product pricing				22%
TiO2 sales volumes				5
TiO2 product mix/other				(1)
Changes in currency exchange rates				1
Total				27%

* Thousands of metric tons

Industry conditions and 2017 overview – Due to the successful implementation of previously-announced price increases, average selling prices began to rise in the second quarter of 2016 and have continued to rise through the full year of 2017.  We started 2017 with average selling prices 11% higher than the beginning of 2016.  Our average selling prices at the end of 2017 were 27% higher than at the end of 2016, with higher prices in all major markets.  We experienced higher sales volumes in 2017 due to strength in the North American and European markets as compared to 2016.

The following table shows our capacity utilization rates during 2016 and 2017.

	2016	2017

First Quarter	97%	100%
Second Quarter	95%	100%
Third Quarter	100%	100%
Fourth Quarter	100%	100%
Overall	98%	100%

Throughout 2016, we experienced moderation in the cost of TiO2 feedstock ore procured from third parties.  Our cost of sales per metric ton of TiO2 sold declined throughout 2016 and into the first six months of 2017 primarily due to the moderation in the cost of TiO2 feedstock ore in 2016 and the first half of 2017. However, the cost of third-party feedstock ore we procured in 2017 was comparable to slightly higher as compared to 2016, and such higher cost feedstock began to be reflected in our results of operations in the third quarter of 2017 and continued through the fourth quarter of 2017.  Overall, the cost of third-party feedstock ore we procured in the full year of 2017 was slightly higher as compared to 2016.  Consequently, the cost of sales per metric ton of TiO2 sold in 2017 was slightly higher than our cost of sales per metric ton of TiO2 sold in 2016 (excluding the effect of changes in currency exchange rates).

Net sales – Our net sales increased 27% or $364.7 million in 2017 compared to 2016, primarily due to the favorable effects of a 22% increase in average TiO2 selling prices (which increased net sales by approximately $300 million) and a 5% increase in sales volumes (which increased net sales by approximately $68 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased in 2017 primarily due to strength in the North American and European markets as compared to 2016. Our sales volumes in 2017 set a new overall record for a full-year period.  We estimate that changes in currency exchange rates increased our net sales by approximately $16 million, or 1%, as compared to 2016.

Cost of sales and gross margin – Cost of sales increased $62.8 million or 6% in 2017 compared to 2016 due to the net impact of a 5% increase in sales volumes, efficiencies related to a 5% increase in TiO2 production volumes, higher raw materials and other production costs of approximately $13 million and currency fluctuations (primarily the euro).  Our production volumes in 2017 set a new overall record for a full-year period.

Our cost of sales as a percentage of net sales decreased to 68% in 2017 compared to 81% in 2016 as the favorable effects of higher average selling prices and efficiencies related to higher production volumes more than offset the higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 32% in 2017 compared to 19% in 2016.  As discussed and quantified above, our gross margin increased primarily due to the net effect of higher average selling prices, higher sales and production volumes and higher raw materials and other production costs.

Other operating income and expense, net – Other operating income and expense, net in 2017 was $228.5 million, an increase of $52.6 million compared to 2016.  Other operating income and expense, net increased in 2017 in part due to higher shipping and handling costs of $11 million, higher general and administrative costs related to the implementation of a new accounting and manufacturing software system of $8 million, higher research, development and certain sales technical support costs of $7 million and currency fluctuations (primarily the euro).  Other operating income and expense, net in 2016 includes income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims.  Selling, general and administrative expenses were approximately 12% of net sales in 2017 and 13% in 2016.

Income from operations – Income from operations increased by $249.3 million, from $81.1 million in 2016 to $330.4 million in 2017.  Income from operations as a percentage of net sales increased to 19% in 2017 from 6% in 2016.  This increase was driven by the increase in gross margin, discussed above, partially offset by income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims in 2016.  We estimate that changes in currency exchange rates decreased income from operations by approximately $18 million in 2017 as compared to 2016.

Other non-operating income (expense) – We recognized a loss on prepayment of debt in the third quarter of 2017 aggregating $7.1 million, associated with the prepayment and termination of our term loan indebtedness.  See Note 8 to our Consolidated Financial Statements.

Interest expense decreased $1.5 million from $20.5 million in 2016 to $19.0 million in 2017 primarily due to higher capitalized interest in 2017.  See Notes 1 and 8 to our Consolidated Financial Statements.

Income tax expense (benefit) – We recognized an income tax benefit of $48.8 million in 2017 compared to income tax expense of $17.9 million in 2016.  Our income tax expense in 2016 includes a $3.4 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada, an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in our deferred income tax valuation allowance and a $2.4 increase to our reserve for uncertain tax positions.  As discussed below, our income tax benefit in 2017 includes the following:

•

a $186.7 million non-cash deferred income tax benefit as a result of the reversal of our deferred income tax asset valuation allowances associated with our German and Belgian operations, mostly recognized in the second quarter,

•

an $18.7 million non-cash deferred income tax benefit as a result of the reversal of our deferred income tax asset valuation allowance related to certain U.S. deferred income tax assets of one of our non-U.S. subsidiaries (which subsidiary is treated as a dual resident for U.S. income tax purposes),

•	a $76.2 million provisional current income tax expense as a result of the 2017 Tax Act for the one-time repatriation tax imposed on the post-1986 undistributed earnings of our non-U.S. subsidiaries,
•

a $4.5 million provisional non-cash deferred income tax expense related to a change in our conclusions regarding our permanent reinvestment assertion with respect to the post-1986 undistributed earnings of our European subsidiaries, and

•

an $11.8 million aggregate income tax benefit related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany, mostly recognized in the third quarter (which includes an $8.6 million non-cash income tax benefit as a result of a net decrease in our reserve for uncertain tax positions).

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally lower than the income tax rates applicable to our U.S. operations. Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be lower than the U.S. federal statutory tax rate of 35% primarily because of our non-U.S. operations.  Our effective income tax rate in 2016, excluding the impact of the reduction in our deferred income tax asset valuation allowances we recognized and the change to our reserve for uncertain tax positions, was lower than the U.S. federal statutory rate of 35% primarily due to the change to prior year tax discussed above. Our effective income tax rate in 2017, excluding the impact of the reversal of the deferred income tax asset valuation allowances, the one-time repatriation tax, the impact of the change in our permanent reinvestment assertion with respect to the undistributed earnings of our European subsidiaries and the change to our reserve for uncertain tax positions, was lower than the U.S. federal statutory rate of 35% primarily due to the impact of the earnings of our non-U.S. subsidiaries. See Note 14 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in

Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which had been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  During 2016, we recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax asset valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by our Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium). During the first six months of 2017, we recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to the utilization of a portion of both the German and Belgian NOLs during such period.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  As previously disclosed, our ability to reverse all or a portion of either the German or Belgian valuation allowance is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters or profitability in recent quarters during which such profitability was trending upward throughout such period, and the ability to demonstrate future profitability for a sustainable period.  As noted below, we determined such conditions were satisfied at June 30, 2017.

Although our Belgian operations were profitable in the first quarter of 2017 and we utilized a portion of the Belgian NOLs during such period, our Belgian operations continued to have cumulative losses in the most recent twelve quarters at March 31, 2017.  Although the results of our German operations had improved during 2016 and the first quarter of 2017, indicating a change in the negative trend in earnings that existed at December 31, 2015, and we utilized a portion of our German NOLs during 2016 and the first quarter of 2017, and we had cumulative income with respect to our German operations for the most recent twelve consecutive quarters at March 31, 2017, the sustainability of such positive trend in earnings had not yet been demonstrated at such date.  As previously disclosed, while neither our business as a whole nor any of our principal product groups is seasonal to any significant extent, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  While we have some insight into the overall demand expected to be generated by a particular year’s paint season and TiO2 pricing at the end of the first quarter (the start of the paint season), we have much greater insight and certainty regarding overall demand and TiO2 pricing for a particular year’s paint season by the end of the second quarter of the year, in part because some factors, such as weather, can have an impact on both overall demand and pricing each year.  Accordingly, at March 31, 2017 we did not have sufficient positive evidence to support a sustainable profit trend and consequently, we did not have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German or Belgian operations at such date.  During the second quarter of 2017, our German and Belgian operations continued to be profitable, and both reported levels of profitability higher as compared to the first quarter of 2017.  As previously disclosed, our consolidated results of operations in general, and our German and Belgian operations in particular, were favorably impacted during the second quarter of 2017 by, among other things, continued higher average TiO2 selling prices and higher sales volumes.  Our German operations had cumulative income for the most recent twelve consecutive quarters at June 30, 2017.  While our Belgian operations had cumulative losses in the most recent twelve consecutive quarters at June 30, 2017, such operations generated income in both the first and second quarters of 2017, with higher income in the second quarter as compared to the first quarter, the amount of cumulative losses of our Belgian operations for the most recent twelve consecutive quarters was lower as of June 30, 2017 as compared to both March 31, 2017 and December 31, 2016 and we expected to have cumulative profits in the third and fourth quarters.  Our production facilities had been operating at near practical capacity utilization rates in the first six months of 2017.  In addition, consistent with our previously-disclosed expectation regarding our consolidated results of operations for the second half of 2017, we believed it was likely our German and Belgian operations would continue to report improved operating results in 2017 as compared to 2016.  Accordingly, at June 30, 2017 we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  Such sufficient positive evidence included, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period (as supported by, among other things, recent trends in profitability, driven in large part by increases in TiO2 selling prices, and continued strong demand indicating that such profitability trends will continue in the future), and the indefinite carryforward period for the German and Belgian NOLs.  As discussed below regarding accounting for income taxes at interim dates, a large portion ($149.9 million) of the remaining valuation allowance as of June 30, 2017 was reversed in the second quarter, with the remainder reversed during the second half of 2017.

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.  Accordingly, our income tax benefit in 2017 includes an aggregate non-cash income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.  In addition, our deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

On December 22, 2017, the 2017 Tax Act was enacted into law. This new tax legislation, among other changes, (i) reduces the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implements a territorial tax system and imposes a one-time repatriation tax (Transition Tax) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminates U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminates the domestic production activities deduction beginning in 2018;  (v) eliminates the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposes a tax on global intangible low-tax income; and (viii) imposes a base erosion anti-abuse tax.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

Under GAAP, we are required to revalue our net deferred tax asset associated with our U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 are not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net deductible temporary differences is based on our net deferred tax assets as of December 31, 2017.  Such revaluation is recognized in continuing operations and is not material to us.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  We will elect to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which will be paid in 2018 and is netted with our current receivables from affiliates (income taxes receivable from Valhi) classified as a current asset in our Consolidated Balance Sheet, and the remaining $70.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Consolidated Balance Sheet and will be paid in increments over the remainder of the eight year period.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available and, in accordance with the guidance in SAB 118, these amounts are provisional and subject to adjustment as we obtain additional information and complete our analysis in 2018.  If the underlying guidance or tax laws change and such change impacts the income tax effects of the new legislation recognized at December 31, 2017 or we determine we have additional tax liabilities under other provisions of the 2017 Tax Act, including the tax on global intangible low-tax income and the base erosion anti-abuse tax, we will recognize an adjustment in the reporting period within the measurement period in which such adjustment is determined.  Such measurement period ends December 22, 2018 pursuant to the guidance under SAB 118.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018 and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we have now determined that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested (we had previously concluded that all of the undistributed earnings of our Canadian subsidiary are not permanently reinvested).  Accordingly, in the fourth quarter of 2017 we have recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings.  We are currently reviewing certain other provisions under the 2017 Tax Act that would impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We continue to assert indefinite reinvestment as it relates to our outside basis differences attributable to our investments in our non-U.S. subsidiaries, other than post-1986 undistributed earnings of our European subsidiaries and all undistributed earnings of our Canadian subsidiary.  It is possible that a change in facts and circumstances, such as a change in the expectation regarding future dispositions or acquisitions or a change in tax law, could result in a conclusion that some or all of such investments are no longer permanently reinvested.  It is currently not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our non-U.S. subsidiaries due to the complexities associated with our organizational structure, changes in the 2017 Tax Act and the U.S. taxation of such investments in the states in which we operate.

Certain U.S. deferred tax attributes of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, were subject to various limitations.  As a result, we had previously concluded that a deferred income tax asset valuation allowance was required to be recognized with respect to such subsidiary’s U.S. net deferred income tax asset because such assets did not meet the more-likely-than-not recognition criteria primarily due to (i) the various limitations regarding use of such attributes due to the dual residency; (ii) the dual resident subsidiary had a history of losses and absent distributions from our non-U.S. subsidiaries, which were previously not determinable, such subsidiary was expected to continue to generate losses; and (iii) a limited NOL carryforward period for U.S. tax purposes.  Because we had concluded the likelihood of realization of such subsidiary’s net deferred income tax asset was remote, we had not previously disclosed such valuation allowance or the associated amount of the subsidiary’s net deferred income tax assets (exclusive of such valuation allowance).  Primarily due to changes enacted under the 2017 Tax Act, we have concluded we now have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to such subsidiary’s net deferred income tax asset, which evidence included, among other things, (i) the inclusion under Transition Tax provisions of significant earnings for U.S. income tax purposes which significantly and positively impacts the ability of such deferred tax attributes to be utilized by us; (ii) the indefinite carryforward period for U.S. net operating losses incurred after December 31, 2017; (iii) an expectation of continued future profitability for our U.S. operations; and (iv) a positive taxable income basket for U.S. tax purposes in excess of the U.S. deferred tax asset related to the U.S. attributes of such subsidiary.  Accordingly, in the fourth quarter we recognized an $18.7 million non-cash deferred income tax benefit as a result of the reversal of such valuation allowance.

Our consolidated effective income tax rate in 2018 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to our earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations.

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

* Thousands of metric tons

Net sales – Our net sales increased 1% or $15.5 million in 2016 compared to 2015, primarily due to the net effect of a 7% increase in sales volumes (which increased net sales by approximately $94 million) and a 3% decrease in average TiO2 selling prices (which decreased net sales by approximately $40 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased primarily due to higher sales in North American, European and export markets partially offset by lower sales in the Latin American market.  Our sales volumes in 2016 set a new overall record for a full-year period.  We estimate that changes in currency exchange rates decreased our net sales by approximately $9 million, or 1%, as compared to 2015.

Cost of sales and gross margin – Cost of sales decreased $49.2 million or 4% in 2016 compared to 2015 due to the net impact of lower raw materials and other production costs of approximately $76 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), approximately $4.6 million in savings resulting from workforce reductions implemented in 2015, a 3% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.8 million of severance costs related to the workforce reduction plan.

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

Gross margin as a percentage of net sales increased to 19% in 2016 compared to 14% in 2015.  As discussed and quantified above, our gross margin increased primarily due to the net effect of lower selling prices, lower raw materials and other production costs (including 2015 workforce reduction charges of $10.8 million classified as cost of sales and the associated $4.6 million of cost savings from such workforce reduction realized in 2016), higher sales volumes and higher production volumes.

Other operating income and expense, net – Other operating income and expense, net in 2016 was $175.9 million, a decrease of $17.5 million compared to 2015.  Other operating income and expense, net in 2015 included $10.9 million of severance costs related to workforce reductions classified in selling, general and administrative expense.  Other operating income and expense, net in 2016 includes the favorable impact of approximately $5.6 million in cost savings realized from the workforce reductions implemented in 2015 along with income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims.  Selling, general and administrative expenses were approximately 13% of net sales in 2016 and 2015.

Income (loss) from operations – Income from operations increased by $82.2 million, from a loss from operations of $1.1 million in 2015 to income from operations of $81.1 million in 2016.  Income (loss) from operations as a percentage of net sales increased to 6% in 2016 from less than 1% in 2015.  This increase was driven by the increase in gross margin, discussed above, as well as the impact of the $10.9 million 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reductions realized in 2016 of $5.6 million, and the income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims.  We estimate that changes in currency exchange rates increased income from operations by approximately $14 million in 2016 as compared to 2015.

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

Income tax expense – We recognized income tax expense of $17.9 million in 2016 compared to income tax expense of $142.8 million in 2015.  As discussed above, our income tax expense in 2015 includes an aggregate non-cash deferred income tax expense of $159.0 million related to the recognition of a deferred income tax asset valuation for our German and Belgian operations (mostly recognized in the second quarter), while our income tax expense in 2016 includes an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations is generally lower than the income tax rates applicable to our U.S. operations.  Our income tax expense in 2016 includes a $3.4 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance, we would generally expect our overall effective tax rate to be lower than the U.S. federal statutory rate of 35% primarily because of our non-U.S. operations.  Our effective income tax rate in 2015, excluding the impact of the deferred income tax asset valuation allowances we recognized, was higher than the U.S. federal statutory tax rate of 35%, primarily due to a current U.S. income tax benefit attributable to current year losses of one of our non-U.S. subsidiaries.  Our effective income tax rate in 2016, excluding the impact of the reduction in our deferred income tax asset valuation allowances we recognized and the change to our reserve for uncertain tax positions, was lower than the U.S. federal statutory rate of 35% primarily due to the change to prior year tax disclosed above.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be lower than the U.S. federal statutory rate of 35% primarily because of our non-U.S. operations.  See Note 14 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Impact of changes in currency exchange rates - 2017 vs. 2016
				Translation
				gain/loss-	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2016	2017	Change	rate changes	2017 vs. 2016
			(In millions)
Impact on:
Net sales	$-	$-	$-	$16	$16
Income from operations	6	(8)	(14)	(4)	(18)

The $16 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro (mostly in the fourth quarter), as our euro-denominated sales were translated into more U.S. dollars in 2017 as compared to 2016.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $18 million decrease in income from operations was comprised of the following:

•

Approximately $14 million from net currency transaction losses caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $4 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2017 as compared to 2016, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2017 as compared to 2016.

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

The $14 million increase in income from operations was comprised of the following:

•

Approximately $6 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, Norwegian krone and Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a greater amount of local currency in 2016 as compared to 2015,  and

•

Approximately $8 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2016 compared to 2015).

Outlook

During 2017 we operated our production facilities at full practical capacity compared to 98% of practical capacity in 2016.  We expect our production volumes in 2018 to be slightly lower as compared to the record 2017 production volumes.  Assuming current global economic conditions continue and based on anticipated production levels, we expect our 2018 sales volumes to be slightly lower as compared to record 2017 sales volumes.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

The cost of third-party feedstock ore we purchased in 2017 was slightly higher as compared to 2016, and such higher cost feedstock ore began to be reflected in our results of operations in the third quarter of 2017 and continued through the fourth quarter of 2017.  Consequently, our cost of sales per metric ton of TiO2 sold in 2017 was slightly higher as compared to our cost of sales per metric ton of TiO2 sold in 2016 (excluding the effect of changes in currency exchange rates).  We expect our cost of sales per metric ton of TiO2 sold in 2018 will be higher than our per-metric ton cost in 2017 primarily due to higher feedstock costs.

We started 2017 with average selling prices 11% higher than the beginning of 2016, and average selling prices increased by an additional 27% during the full year of 2017.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2016 and remained at low levels throughout 2017.  With the strong sales volumes experienced in 2017, we continue to see evidence of strong demand for our TiO2 products across nearly all segments.

Overall, we expect our sales in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices, and we expect our income from operations in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices in 2018 as compared to 2017, partially offset by higher raw material costs (principally feedstock ore).  However, we expect our net income in 2018 will be lower as compared to 2017, as the favorable impact of higher expected income from operations in 2018 would be more than offset by the favorable impact of the aggregate net income tax benefit of $136.5 million we recognized in 2017.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  Any major expansion of TiO2 production capacity, if announced, would take several years before such production would become available to meet future growth in demand.

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

Assumptions on Defined Benefit Plans and OPEB Plans

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

We recognized consolidated defined benefit pension plan expense of $23.4 million in 2015, $22.0 million in 2016 and $28.9 million in 2017.  Certain non-U.S. employees are covered by plans in their respective countries, principally in Germany, Canada and Norway.  Participation in the defined benefit pension plan in Germany was closed to new participants effective in 2005.  German employees hired beginning in 2005 participate in a new plan in which the retirement benefit is based upon the amount of employee and employer contributions to the plan, but for which in accordance with German law the employer guarantees a minimum rate of return on invested assets and a guaranteed indexed lifetime benefit payment after retirement based on the participant’s account balance at the time of retirement. In accordance with GAAP, the new pension plan is accounted for as a defined benefit plan, principally because of such guaranteed minimum rate of return and guaranteed lifetime benefit payment.  Participation in the defined benefit plan in Canada with respect to hourly and salaried workers was closed to new participants in December 2013 and 2014, respectively, and existing hourly and salaried plan participants will no longer accrue additional defined pension benefits after December 2013 and 2014, respectively.  Our U.S. plan was closed to new participants in 1996, and existing participants no longer accrued any additional benefits after that date.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes.  We made contributions to all of our plans which aggregated $17.2 million in 2015, $15.5 million in 2016 and $16.2 million in 2017.

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

At December 31, 2017, approximately 70%, 17%, 8% and 3% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2015 and expense in 2016	Obligations at December 31, 2016 and expense in 2017	Obligations at December 31, 2017 and expense in 2018
Germany	2.3%	1.8%	1.8%
Canada	3.9%	3.7%	3.3%
Norway	2.8%	2.5%	2.5%
U.S.	4.1%	3.9%	3.5%

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

At December 31, 2017, approximately 58%, 24%, 12% and 3% of the plan assets related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2017
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	20%	23%	12%	62%
Fixed income securities	69	77	51	31
Real estate	9	-	9	-
Other	2	-	28	7
Total	100%	100%	100%	100%

	December 31, 2016
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	20%	37%	12%	58%
Fixed income securities	71	63	59	36
Real estate	8	-	9	-
Other	1	-	20	6
Total	100%	100%	100%	100%

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

Our assumed long-term rates of return on plan assets for 2015, 2016 and 2017 were as follows:

	2015	2016	2017
Germany	4.3%	3.5%	1.3%
Canada	5.8%	5.2%	4.3%
Norway	3.8%	3.3%	3.5%
U.S.	7.5%	7.5%	7.5%

Our long-term rate of return on plan asset assumptions in 2018 used for purposes of determining our 2018 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 2.0%, 4.2%, 4.0% and 7.5%, respectively.

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

During 2017, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $3.5 million.  This actuarial gain resulted primarily from an actual return on plan assets during 2017 greater than the expected return, partially offset by a decrease in discount rates from December 31, 2016 to December 31, 2017.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2018, we expect our defined benefit pension expense will approximate $26.2 million in 2018.  In comparison, we expect to be required to contribute approximately $17.0 million to such plans during 2018.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2017, our aggregate projected benefit obligations would have increased by approximately $30.0 million at that date and our defined benefit pension expense would be expected to increase by approximately $1.8 million during 2018.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.9 million during 2018.

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

Based on such actuarial assumptions and our current expectation for what actual average currency exchange rates will be during 2018, we expect our consolidated OPEB expense will be nil in 2018.  In comparison, we expect to be required to make approximately $.4 million of contributions to such plans during 2018.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2017, our aggregate projected benefit obligations would have increased approximately $.2 million at that date and our OPEB cost during 2017 would not be materially impacted.  Similarly, a one percent assumed change in health care trend rates for all plans would not materially impact our OPEB costs.

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2017, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.  In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our non-U.S. subsidiaries.  For example, during 2017, relative changes in currency exchange rates resulted in a $14.4 million increase in the reported amount of our cash, cash equivalents and restricted cash compared to a $5.3 million decrease in 2016 and an $8.5 million decrease in 2015.

Cash provided by operating activities was $276.1 million in 2017 compared to $89.6 million in 2016.  This $186.5 million increase in the amount of cash provided was primarily due to the net effect of the following:

•	higher income from operations in 2017 of $249.3 million,
•	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2017 of $18.7 million as compared to 2016,
•	higher cash paid for taxes of $30.5 million due to our increased profitability, and
•	higher contributions to our TiO2 manufacturing joint venture in 2017 of $9.6 million, primarily due to the timing of the joint venture’s working capital needs.

Cash provided by operating activities was $89.6 million in 2016 compared to $52.1 million in 2015.  This $37.5 million increase in the amount of cash provided was primarily due to the net effect of the following:

•	higher income from operations in 2016 of $82.2 million,
•	a higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2016 of $34.0 million as compared to 2015,
•	lower net distributions from our TiO2 manufacturing joint venture in 2016 of $2.9 million, primarily due to the timing of the joint venture’s working capital needs, and
•	higher cash paid for income taxes in 2016 of $5.2 million due to our increased profitability.

Changes in working capital are affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, decreased slightly from December 31, 2016 to December 31, 2017, primarily as a result of relative changes in the timing of collections, and
•	Our average days sales in inventory, or DSI, decreased from December 31, 2016 to December 31, 2017 primarily due to lower inventory volumes.

For comparative purposes, we have provided prior year numbers below.

	December 31, 2015	December 31, 2016	December 31, 2017
Days sales outstanding	66 days	65 days	63 days
Days sales in inventory	80 days	71 days	62 days

Investing activities

Our capital expenditures were $47.1 million in 2015, $53.0 million in 2016 and $64.3 million in 2017.  Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities.  In addition, approximately $37.5 million (including $19.4 million in 2017) of our capital expenditures during the past three years relates to the implementation of a new accounting and manufacturing software system.  Our capital expenditures during the past three years include an aggregate of approximately $34.7 million (including $16.1 million in 2017) for our ongoing environmental protection and compliance programs.

In addition, during 2017 we loaned $18.2 million and subsequently collected $4.6 million under our unsecured revolving demand promissory note with Valhi.

Financing activities

During 2017, we:

•	issued €400 million ($477.6 million) aggregate principal amount of 3.75% Senior Secured Notes on September 13, 2017,
•	repaid the remaining balance of $340.4 million on our term loan,
•	borrowed $253.9 million under our North American revolving credit facility and subsequently repaid $253.9 million, and
•	paid quarterly dividends to stockholders aggregating $.60 per share ($69.5 million).

During 2016, we:

•	borrowed $266.2 million under our revolving North American credit facility and subsequently repaid $266.2 million,
•	repaid $3.5 million on our term loan, and
•	paid quarterly dividends to stockholders aggregating $.60 per share ($69.5 million).

During 2015, we paid quarterly dividends aggregating $.60 per share ($69.5 million).

In February 2018, our board of directors declared a first quarter 2018 regular quarterly dividend of $.17 per share, payable March 15, 2018 to stockholders of record as of March 6, 2018.

Outstanding debt obligations and borrowing availability

At December 31, 2017, our consolidated debt comprised:

•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($471.1 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and
•	approximately $3.4 million of other indebtedness.

Our North American and European revolvers and our Senior Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at December 31, 2017) are discussed in Note 8 to our Consolidated Financial Statements.  We are in compliance with all of our debt covenants at December 31, 2017.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

In January 2017, we extended the maturity date of our North American revolving credit facility to the earlier of (i) January 2022 or (ii) 90 days prior to the maturity date of our then-existing term loan indebtedness (or 90 days prior to the maturity date of any indebtedness incurred in a permitted refinancing of such existing term loan indebtedness).  The issuance of the Senior Notes was a permitted refinancing of our term loan, and accordingly, the maturity date of the North American revolving credit facility is January 30, 2022.

In September 2017, we extended the maturity date of our European revolving credit facility from September 2017 to September 2022 and reduced the maximum amount of this credit facility from €120 million to €90 million.

In addition to the outstanding indebtedness indicated above, at December 31, 2017 we had $98.2 million available for borrowing under our North American revolving credit facility.  At December 31, 2017, based upon the last twelve months EBITDA and the net debt to EBITDA financial test for our European revolving credit facility, the full €90 million amount of the credit facility ($107.7 million) was available for borrowing.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Senior Notes, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  Our Senior Notes are collateralized by, among other things, a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor.  Our North American revolving credit facility is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories.  Our European revolving credit facility is collateralized by, among other things, the accounts receivable and inventories of the borrowers plus a limited pledge of all the other assets of the Belgian borrower.  See Note 8 to our Consolidated Financial Statements.

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

Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2018) and our long-term obligations (defined as the five-year period ending December 31, 2022, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2017 we had:

	Held by
	U.S. entities	Non-U.S. entities	Total
	(In millions)
Cash and cash equivalents	$155.0	$167.0	$322.0
Restricted cash	-	1.7	1.7
Noncurrent marketable securities	10.7	-	10.7

Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Stock repurchase program

At December 31, 2017, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 15 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $67 million primarily to maintain and improve our existing facilities during 2018, including approximately $26 million in the area of environmental compliance, protection and improvement programs which are primarily focused on increasing operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.  Capital spending for 2018 is expected to be funded through cash on hand or borrowing under existing credit facilities.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 17 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Commitments and contingencies

See Notes 14 and 17 to our Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 8, 16 and 17 to our Consolidated Financial Statements.  The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments.  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2017.

	Payment due date
Contractual commitment	2018	2019/ 2020	2021/ 2022	2023 and after	Total
	(In millions)
Indebtedness:
Principal (1)	$.7	$1.4	$1.4	$478.8	$482.3
Interest payments (2)	17.9	35.9	35.9	48.8	138.5
Operating leases	8.0	12.6	8.1	24.3	53.0
Long-term supply contracts for the purchase of TiO2 feedstock (3)	308.2	75.2	-	-	383.4
Long-term service and other supply contracts (4)	57.0	59.0	11.7	.2	127.9
Fixed asset acquisitions	15.7	-	-	-	15.7
Estimated tax obligations (5)	25.0	12.2	12.2	45.7	95.1
	$432.5	$196.3	$69.3	$597.8	$1,295.9
(1)

At December 31, 2017, a significant portion of the amount shown for indebtedness relates to our 3.75% Senior Notes due 2025 ($478.6 million at December 31, 2017 exclusive of $7.5 million unamortized debt issuance costs).  Such indebtedness is denominated in the euro.  See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the Consolidated Financial Statements.

(2)	The amounts shown for interest payments relate to outstanding fixed-rate indebtedness. Interest payments assume that fixed-rate indebtedness remains outstanding until maturity.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements.  The pricing under these agreements is generally negotiated quarterly or semi-annually.  The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first half 2018 pricing.  The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts.  Our obligation for the purchase of TiO2 feedstock is more fully described in Note 17 to our Consolidated Financial Statements and above in “Business – raw materials.”  The amounts shown in the table above include the feedstock ore requirements from contracts we entered into through January 2018.

(4)

The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2017 exchange rates.  See Note 17 to our Consolidated Financial Statements.

(5)

The amount shown for estimated tax obligations in 2018 is the consolidated amount of income taxes payable at December 31, 2017, which is assumed to be paid during 2018. The amounts shown for estimated tax obligations in 2019 and thereafter relate to the Transition Tax which will be paid in the years indicated above.  See Note 14 to our Consolidated Financial Statements.

The above table does not reflect:

•

Any amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  We expect to be required to contribute an aggregate of approximately $17 million to our defined benefit pension plans and OPEB plans during 2018.  Such defined benefit pension plans and OPEB plans are discussed above in greater detail and in Note 10 to our Consolidated Financial Statements.

•

Any amounts we might pay to settle any of our uncertain tax positions classified as a noncurrent liability, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Note 14 to our Consolidated Financial Statements.

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

Recent accounting pronouncements

See Note 19 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates, equity security and raw materials prices.

Interest rates

At December 31, 2016, our variable-rate term loan comprised the majority of our aggregate indebtedness, and at December 31, 2017, our fixed-rate, euro-denominated Senior Notes comprised the majority of our aggregate indebtedness.  The fixed-rate debt instrument minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2016 and 2017.   Information shown below for our euro-denominated Senior Notes is presented in its U.S. dollar equivalent at December 31, 2017 (net of unamortized debt issuance costs of $7.5 million) using an exchange rate of U.S. $1.197 per euro.  See Note 8 to our Consolidated Financial Statements.

	Indebtedness Amount		Year-end
	Carrying amount	Fair value	interest rate	Maturity date
	(In millions)
December 31, 2017
Fixed-rate Senior Notes	$471.1	$495.1	3.75%	2025
December 31, 2016
Variable-rate indebtedness – term loan	$335.9	$334.6	4.00%	2020

In September 2017, we voluntarily prepaid in full the then-outstanding $338.6 million principal balance of our term loan (and such term loan facility was terminated), and so we are no longer subject to variable-rate interest rate risk.  In connection with the voluntary prepayment and termination of our term loan, we voluntarily terminated the related interest rate swap contract.  See Note 18 to our Consolidated Financial Statements for a discussion of this interest rate swap.

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

We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  We are not party to any currency forward contracts at December 31, 2017.  See Note 18 to our Consolidated Financial Statements.

Also, we are subject to currency exchange rate risk associated with our new Senior Notes, as such indebtedness is denominated in the euro.  At December 31, 2017, we had the equivalent of $478.6 million outstanding under our euro-denominated Senior Notes (exclusive of unamortized debt issuance costs.)  The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $48 million.

Marketable security prices

We are exposed to market risk due to changes in prices of the marketable securities which we own.  In this regard, during 2015, we recorded a $12.0 million pre-tax impairment charge due to other-than-temporary impairment on our investment in a marketable security available for sale.  See Note 6 to our Consolidated Financial Statements.  The fair value of securities which includes investments in publicly-traded shares of related parties was $6.0 million and $10.7 million, respectively, at December 31, 2016 and December 31, 2017.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be approximately $.6 million and $1.1 million, respectively, at December 31, 2016 and December 31, 2017.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2017.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included in this Annual Report on Form 10-K.

Other

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE.  During 2017, our chief executive officer filed such annual certification with the NYSE.  The 2017 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2017 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2018 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2018 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2018 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2018 proxy statement.  See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by the Item is incorporated by reference to our 2018 proxy statement.

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

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2017 will be furnished to the Commission upon request.

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

10.2

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc., effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant (File No. 001-31763) for the quarter ended March 31, 2004.

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

10.5

Third Amendment to Credit Agreement, dated January 30, 2017, by and among Kronos Worldwide, Inc., certain of Kronos’ subsidiaries and Wells Fargo Capital Finance, LLC – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763) dated January 30, 2017 and filed by the registrant on January 30, 2017.

10.6

Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)- incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-00640) of NL Industries, Inc. for the year ended December 31, 1985.  (P)

Item No.	Exhibit Index
10.7

Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited – incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended September 30, 1993.  (P)

10.8

Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. – incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).  (P)

10.9

Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. – incorporated by reference to Exhibit to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).  (P)

10.10

Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.2 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.  (P)

10.11

Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.3 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.  (P)

10.12

Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.4 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.  (P)

10.13

Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.22 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.  (P)

10.14

Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.5 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.  (P)

10.15

Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.24 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.  (P)

10.16

Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) – incorporated by reference to Exhibit 10.9 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.  (P)

10.17

Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.10 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.  (P)

10.18

First amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., and Valhi, Inc. dated October 15, 2015 – incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-31763) for the year ended December 31, 2015.

10.19**

Eleventh Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2017 in the principal amount of $60.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.

Item No.	Exhibit Index
10.20

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2016 – incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-31763) for the year ended December 31, 2015.

10.21

Credit Agreement, dated February 18, 2014, by and among Kronos Worldwide, Inc. and Deutsche Bank AG New York Branch – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

10.22

First Amendment to Credit Agreement dated May 21, 2015 among the registrant, Deutsche Bank AG New York Branch, as Administrative Agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (File No. 001-31763) dated May 21, 2015 and filed by the registrant on May 21, 2015.

10.23

Guaranty and Security Agreement, dated February 18, 2014, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Deutsche Bank AG New York Branch – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

10.24

Intercreditor Agreement dated as of February 18, 2014, by and between Wells Fargo Capital Finance and Deutsche Bank AG New York Branch, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. – incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

10.25

Indenture, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-31763) dated September 13, 2017 and filed by the registrant on September 13, 2017.

10.26

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-31763) dated September 13, 2017 and filed by the registrant on September 13, 2017.

10.27

Seventh Amendment Agreement Relating to a Facility Agreement dated June 25, 2002, executed as of September 26, 2017, by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Titania AS, Kronos Norge AS, and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-31763) dated September 26, 2017 and filed by the registrant on September 28, 2017.

21.1**	Subsidiaries.
23.1**	Consent of PricewaterhouseCoopers LLP.
31.1**	Certification.
31.2**	Certification.
32.1**	Certification.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase

Item No.	Exhibit Index
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+

Exhibit 3.1 is restated for the purposes of the disclosure requirements of Item 601 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission and does not represent a restated certificate of incorporation that has been filed with the Delaware Secretary of State.

*	Management contract, compensatory plan or arrangement
**	Filed herewith
(P)	Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)
By:	/s/ Robert D. Graham
Robert D. Graham, March 12, 2018
(Vice Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ Robert D. Graham
Loretta J. Feehan, March 12, 2018	Robert D. Graham, March 12, 2018
(Chair of the Board (non-executive))	(Vice Chairman, President and Chief Executive Officer)
/s/ C. H. Moore, Jr.	/s/ Thomas P. Stafford
C. H. Moore, Jr., March 12, 2018	Thomas P. Stafford, March 12, 2018
(Director)	(Director)
/s/ C. Kern Wildenthal	/s/ Keith R. Coogan
C. Kern Wildenthal, March 12, 2018	Keith R. Coogan, March 12, 2018
(Director)	(Director)
/s/ John E. Harper	/s/ R. Gerald Turner
John E. Harper, March 12, 2018	R. Gerald Turner, March 12, 2018
(Director)	(Director)
/s/ Tim C. Hafer	/s/ Gregory M. Swalwell
Tim C. Hafer, March 12, 2018	Gregory M. Swalwell, March 12, 2018
(Vice President, Controller, Principal Accounting Officer)	(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

KRONOS WORLDWIDE, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kronos Worldwide, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kronos Worldwide, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2018

We have served as the Company’s auditor since 1997.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2016	2017
Current assets:
Cash and cash equivalents	$50.7	$322.0
Restricted cash	1.6	1.7
Accounts and other receivables	241.1	319.1
Receivables from affiliates	3.5	27.4
Inventories, net	343.5	382.3
Prepaid expenses and other	10.0	10.0

Total current assets	650.4	1,062.5

Other assets:
Investment in TiO2 manufacturing joint venture	78.9	86.5
Note receivable from Valhi	-	13.6
Marketable securities	6.0	10.7
Deferred income taxes	8.1	139.2
Other	2.2	5.5

Total other assets	95.2	255.5

Property and equipment:
Land	37.3	42.0
Buildings	195.8	221.6
Equipment	947.4	1,103.2
Mining properties	108.1	115.7
Construction in progress	38.7	52.6

	1,327.3	1,535.1
Less accumulated depreciation and amortization	893.3	1,028.7

Net property and equipment	434.0	506.4

Total assets	$1,179.6	$1,824.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2016	2017
Current liabilities:
Current maturities of long-term debt	$3.6	$.7
Accounts payable and accrued liabilities	158.8	189.6
Payable to affiliate	14.7	16.2
Income taxes	5.0	25.0

Total current liabilities	182.1	231.5

Noncurrent liabilities:
Long-term debt	335.4	473.8
Accrued pension costs	227.3	254.2
Accrued postretirement benefits costs	6.9	7.7
Payable to affiliate	-	70.1
Deferred income taxes	10.5	11.3
Other	22.4	21.5

Total noncurrent liabilities	602.5	838.6

Stockholders' equity:
Common stock, $.01 par value; 240.0 shares authorized; 115.9 shares issued	1.2	1.2
Additional paid-in capital	1,398.8	1,399.0
Retained deficit	(552.2)	(267.2)
Accumulated other comprehensive loss	(452.8)	(378.7)

Total stockholders' equity	395.0	754.3

Total liabilities and stockholders' equity	$1,179.6	$1,824.4

Commitments and contingencies (Notes 14 and 17)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2015	2016	2017
Net sales	$1,348.8	$1,364.3	$1,729.0
Cost of sales	1,156.5	1,107.3	1,170.1

Gross margin	192.3	257.0	558.9

Selling, general and administrative expense	178.0	172.6	207.2
Other operating income (expense):
Currency transaction gains (losses), net	(.1)	5.5	(7.5)
Disposition of property and equipment	(.8)	(.3)	(.4)
Other income (expense), net	(.9)	4.2	.5
Corporate expense	(13.6)	(12.7)	(13.9)

Income (loss) from operations	(1.1)	81.1	330.4

Other income (expense):
Interest and dividend income	.8	.6	1.4
Loss on prepayment of debt, net	-	-	(7.1)
Securities transactions, net	(12.0)	-	-
Interest expense	(18.5)	(20.5)	(19.0)

Income (loss) before income taxes	(30.8)	61.2	305.7

Income tax expense (benefit)	142.8	17.9	(48.8)

Net income (loss)	$(173.6)	$43.3	$354.5

Net income (loss) per basic and diluted share	$(1.50)	$.37	$3.06

Cash dividends per share	$.60	$.60	$.60

Weighted average shares used in the calculation of net income (loss) per share	115.9	115.9	115.9

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2015	2016	2017
Net income (loss)	$(173.6)	$43.3	$354.5

Other comprehensive income (loss), net of tax:
Currency translation	(92.2)	(17.6)	57.7
Marketable securities	2.3	2.4	3.0
Defined benefit pension plans	16.2	(25.6)	12.0
Other postretirement benefit plans	(.2)	(.3)	(.6)
Interest rate swap	(2.3)	.3	2.0

Total other comprehensive income (loss), net	(76.2)	(40.8)	74.1

Comprehensive income (loss)	$(249.8)	$2.5	$428.6

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2015, 2016 and 2017

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
Balance at December 31, 2014	$1.2	$1,398.6	$(282.9)	$(335.8)	$781.1

Net loss	-	-	(173.6)	-	(173.6)
Other comprehensive loss, net of tax	-	-	-	(76.2)	(76.2)
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.60 per share	-	-	(69.5)	-	(69.5)

Balance at December 31, 2015	1.2	1,398.7	(526.0)	(412.0)	461.9

Net income	-	-	43.3	-	43.3
Other comprehensive loss, net of tax	-	-	-	(40.8)	(40.8)
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.60 per share	-	-	(69.5)	-	(69.5)

Balance at December 31, 2016	1.2	1,398.8	(552.2)	(452.8)	395.0

Net income	-	-	354.5	-	354.5
Other comprehensive income, net of tax	-	-	-	74.1	74.1
Issuance of common stock	-	.2	-	-	.2
Dividends paid - $.60 per share	-	-	(69.5)	-	(69.5)

Balance at December 31, 2017	$1.2	$1,399.0	$(267.2)	$(378.7)	$754.3

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income (loss)	$(173.6)	$43.3	$354.5
Depreciation and amortization	42.1	40.5	41.2
Deferred income taxes	138.5	7.7	(151.6)
Loss on prepayment of debt	-	-	7.1
Securities transactions, net	12.0	-	-
Payment for termination of interest rate swap contract	-	-	(3.3)
Benefit plan expense greater than cash funding	5.1	5.8	12.0
Distributions from (contributions to) TiO2 manufacturing joint venture, net	6.5	3.6	(6.0)
Other, net	6.3	3.0	2.4
Change in assets and liabilities:
Accounts and other receivables	20.1	(37.4)	(52.7)
Inventories	(9.5)	38.8	(4.9)
Prepaid expenses	(1.6)	(1.5)	.9
Accounts payable and accrued liabilities	(12.0)	(12.9)	20.7
Income taxes	(1.5)	3.8	19.2
Accounts with affiliates	19.2	(5.8)	41.3
Other noncurrent assets	.3	.3	(1.6)
Other noncurrent liabilities	.2	.4	(3.1)

Net cash provided by operating activities	52.1	89.6	276.1

Cash flows from investing activities:
Capital expenditures	(47.1)	(53.0)	(64.3)
Loan to Valhi:
Loans	-	-	(18.2)
Collections	-	-	4.6

Net cash used in investing activities	(47.1)	(53.0)	(77.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	1.3	266.2	731.5
Principal payments	(3.9)	(270.0)	(594.3)
Deferred financing fees	-	-	(8.9)
Dividends paid	(69.5)	(69.5)	(69.5)

Net cash provided by (used in) financing activities	(72.1)	(73.3)	58.8

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2015	2016	2017
Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$(67.1)	$(36.7)	$257.0
Effect of exchange rate changes	(8.5)	(5.3)	14.4

Net change for the year	(75.6)	(42.0)	271.4

Balance at beginning of year	169.9	94.3	52.3

Balance at end of year	$94.3	$52.3	$323.7

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$16.6	$18.4	$15.2
Income taxes	1.4	6.6	37.1
Accrual for capital expenditures	6.8	8.0	8.7

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 1 – Summary of significant accounting policies:

Organization and basis of presentation – At December 31, 2017, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock.  Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

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

Restricted cash – We classify cash that has been segregated or is otherwise limited in use as restricted.  Such restrictions or limitations relate to certain Norwegian payroll tax and employee benefit obligations.  To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability.  To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset.  All of our restricted cash is classified as a current asset and is separately presented on the face of the statement of financial position.

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

Inventories and cost of sales – We state inventories at the lower of cost or net realizable value, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overheads based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.  See Note 4.

Investment in TiO2 manufacturing joint venture – We account for our investment in a 50%-owned manufacturing joint venture by the equity method.  Distributions received from such investee are classified for statement of cash flow purposes using the “nature of distribution” approach under ASC Topic 320.  See Note 5.

Property and equipment and depreciation – We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $1.1 million in 2015, $.9 million in 2016 and $2.0 million in 2017.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 17.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We received net income tax refunds from Valhi of $3.5 million in 2015 and made net payments of income taxes to Valhi of $.8 million in 2016 and $16.8 million in 2017.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested.  At December 31, 2017, none of the post-1986 undistributed earnings of our European subsidiaries, and none of the undistributed earnings of our Canadian subsidiary, are subject to permanent reinvestment plans. It is currently not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act) enacted on December 22, 2017, and the U.S. taxation of such investments in the states in which we operate.  We are currently reviewing certain other provisions under the 2017 Tax Act that would impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e. other comprehensive income).   Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax (benefit) remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income.  As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income, by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income.  For accumulated other comprehensive income related to marketable securities, this would occur whenever we would have no available-for-sale marketable securities for which unrealized gains and losses are recognized through other comprehensive income.  For accumulated other comprehensive income related to currency translation, this would occur only upon the sale or complete liquidation of one of our non-U.S. subsidiaries.  For defined pension benefit plans and OPEB plans, this would occur whenever one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan.

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

Selling, general and administrative expense; shipping and handling costs – Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $87 million in 2015, $90 million in 2016 and $101 million in 2017. We expense research, development and certain sales technical support costs as incurred and these costs totaled $16 million in 2015, $13 million in 2016 and $20 million in 2017. We expense advertising costs as incurred and these costs were not material in any year presented.

Note 2 – Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (TiO2).  TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics.  At December 31, 2016 and 2017, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $62 million and $381 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2015	2016	2017
	(In millions)
Net sales - point of origin:
Germany	$690.0	$699.8	$918.6
United States	657.8	664.2	841.8
Canada	216.9	257.7	309.2
Belgium	198.8	187.4	279.9
Norway	183.5	164.8	216.4
Eliminations	(598.2)	(609.6)	(836.9)
Total	$1,348.8	$1,364.3	$1,729.0

Net sales - point of destination:
Europe	$700.4	$697.6	$898.8
North America	421.4	413.2	519.4
Other	227.0	253.5	310.8
Total	$1,348.8	$1,364.3	$1,729.0

	December 31,
	2016	2017
	(In millions)
Identifiable assets - net property and equipment:
Germany	$208.2	$243.2
Belgium	78.6	96.5
Norway	73.3	79.6
Canada	59.3	67.9
Other	14.6	19.2
Total	$434.0	$506.4

Note 3 – Accounts and other receivables:

	December 31,
	2016	2017
	(In millions)
Trade receivables	$224.8	$301.4
Recoverable VAT and other receivables	16.7	19.0
Refundable income taxes	.3	.1
Allowance for doubtful accounts	(.7)	(1.4)
Total	$241.1	$319.1

Note 4 – Inventories, net:

	December 31,
	2016	2017
	(In millions)
Raw materials	$68.7	$106.9
Work in process	22.3	20.8
Finished products	195.7	191.5
Supplies	56.8	63.1
Total	$343.5	$382.3

Note 5 – Investment in TiO2 manufacturing joint venture:

We own a 50% interest in Louisiana Pigment Company, L.P. (LPC).  LPC is a manufacturing joint venture whose other 50%-owner is Huntsman P&A Investments LLC (HPA).  HPA is a wholly-owned subsidiary of Tioxide Group, of which Venator Materials PLC owns 100% and is the ultimate parent.  LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

We and HPA are both required to purchase one-half of the TiO2 produced by LPC, unless we and HPA agree otherwise (such as in 2015, when we purchased approximately 52% of the production from the plant).  LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC.  Each owner’s acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture’s production costs and interest expense, if any.  Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold.  We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows.  The components of our net cash distributions from (contributions to) LPC are shown in the table below.

	Years ended December 31,
	2015	2016	2017
	(In millions)
Distributions from LPC	$48.2	$35.0	$44.0
Contributions to LPC	(41.7)	(31.4)	(50.0)
Net distributions (contributions)	$6.5	$3.6	$(6.0)

At December 31, 2017, we recorded $1.4 million as a payable to LPC related to contributions due to LPC, and we paid such contribution on January 2, 2018.  See Note 16.

Summary balance sheets of LPC are shown below:

	December 31,
	2016	2017
	(In millions)
ASSETS
Current assets	$94.5	$104.1
Property and equipment, net	111.6	116.1
Total assets	$206.1	$220.2

LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$45.2	$44.4
Partners' equity	160.9	175.8
Total liabilities and partners' equity	$206.1	$220.2

Summary income statements of LPC are shown below:

	Years ended December 31,
	2015	2016	2017
	(In millions)
Revenues and other income:
Kronos	$176.5	$157.5	$157.5
HPA	162.5	157.9	158.3
Total revenues and other income	339.0	315.4	315.8

Cost and expenses:
Cost of sales	338.5	314.9	315.4
General and administrative	.5	.5	.4
Total costs and expenses	339.0	315.4	315.8
Net income	$-	$-	$-

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

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In millions)
December 31, 2016:
Valhi common stock	1	$5.9	$3.2	$2.7
NL and CompX common stocks	1.1		.1	-
Total		$6.0	$3.3	$2.7

December 31, 2017:
Valhi common stock	1	$10.6	$3.2	$7.4
NL and CompX common stocks	1.1		.1	-
Total		$10.7	$3.3	$7.4

At December 31, 2016 and 2017, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2016 and 2017, the quoted per share market price of Valhi’s common stock was $3.46 and $6.17, respectively.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Securities transactions in 2015 include a third-quarter aggregate $12.0 million pre-tax other than temporary impairment charge to write down the cost basis of our investment in the 1.7 million shares of Valhi’s common stock to its aggregate market value at September 30, 2015.

Note 7 – Other noncurrent assets:

	December 31,
	2016	2017
	(In millions)
Pension asset	$.6	$1.6
Deferred financing costs, net	.4	1.1
Other	1.2	2.8
Total	$2.2	$5.5

Note 8 – Long-term debt:

	December 31,
	2016	2017
	(In millions)
Kronos International, Inc. 3.75% Senior Secured Notes	$-	$471.1
Term loan	335.9	-
Other	3.1	3.4
Total debt	339.0	474.5
Less current maturities	3.6	.7
Total long-term debt	$335.4	$473.8

Senior Secured Notes – On September 13, 2017, Kronos International, Inc. (KII), our wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (Senior Notes), at par value ($477.6 million when issued).  We used $338.6 million of the net proceeds of the Senior Notes to prepay in full the outstanding principal balance of our term loan (along with accrued and unpaid interest through the prepayment date) and $21.0 million to repay the then-outstanding balance under our North American revolving credit facility.  The remaining net proceeds of the Senior Notes are available for our general corporate purposes.  The Senior Notes:

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
•

are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor;

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

The carrying value of the Senior Notes at December 31, 2017 is stated net of unamortized debt issuance costs of $7.5 million.

Term loan – During the first six months of 2017, we made our required quarterly term loan principal payments aggregating $1.8 million on our prior term loan indebtedness.  Concurrent with the issuance of our Senior Notes, in September 2017, we voluntarily prepaid in full the outstanding $338.6 million principal balance of such term loan (and such term loan facility was terminated).  As a result of such prepayment, we recognized a loss on prepayment of debt aggregating $7.1 million in the third quarter of 2017 consisting principally of the write-off of unamortized debt issuance costs and original issue discount associated with the term loan of $2.7 million and $.7 million, respectively, and $3.3 million in expense related to the early termination of our interest rate swap contract discussed in Note 18.  Funds for the aggregate prepayment were provided by the net proceeds from the Senior Notes discussed above.

The average interest rate on the term loan borrowings for the year-to-date period ended September 13, 2017 (the pay-off date) was 4.1%.  The carrying value of the term loan at December 31, 2016 is stated net of unamortized original issue discount of $.9 million and debt issuance costs of $3.6 million.

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

During 2016, we had gross borrowings and repayments of $266.2 million under this facility, and during 2017 we had gross borrowings and repayments of $253.9 million.  The average interest rate on outstanding borrowings for the year-to-date period ended September 13, 2017 when the outstanding balance was repaid was 4.8%.  As discussed above, in September 2017 we used a portion of the net proceeds from the Senior Notes to repay our then-outstanding principal balance of $21.0 million.  At December 31, 2017, there were no outstanding borrowings under this facility and we had approximately $98.2 million available for borrowing under this revolving facility.

Revolving European credit facility – Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a €90 million secured revolving bank credit facility that, as amended in September 2017, matures in September 2022.  Outstanding borrowings bear interest at the Euro Interbank Offered Rate (EURIBOR) plus 1.60% per annum.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity, and requires the maintenance of certain financial ratios.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.

We had no borrowings or repayments under this facility during 2016 and 2017 and at December 31, 2017, there were no outstanding borrowings under this facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of December 31, 2017 and the net debt to EBITDA financial test, the full €90 million amount of this facility ($107.7 million) was available for borrowing at December 31, 2017.

Aggregate maturities and other – Aggregate maturities of debt at December 31, 2017 are presented in the table below.

Year ending December 31,	Amount
(In millions)
2018	$.7
2019	.7
2020	.7
2021	.7
2022	.7
2023 and thereafter	478.5
Gross maturities	482.0
Less debt issuance costs	7.5
Total	$474.5

We are in compliance with all of our debt covenants at December 31, 2017.

Note 9 – Accounts payable and accrued liabilities:

	December 31,
	2016	2017
	(In millions)
Accounts payable	$84.9	$107.9
Employee benefits	17.7	27.0
Accrued sales discounts and rebates	20.9	11.7
Reserve for uncertain tax positions	3.3	-
Interest rate swap contract	2.9	-
Accrued workforce reduction costs	1.2	.2
Other	27.9	42.8
Total	$158.8	$189.6

See Note 18 for a discussion on the interest rate swap contract, and Note 13 for a discussion on accrued workforce reduction costs.

Note 10 – Employee benefit plans:

Defined contribution plans – We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.7 million in 2015, $2.8 million in 2016 and $2.7 million in 2017.

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

Defined benefit pension plans – We sponsor various defined benefit pension plans.  Certain non-U.S. employees are covered by plans in their respective countries.  Our U.S. plan was closed to new participants in 1996, and existing participants no longer accrued any additional benefits after that date.  The benefits under our plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2018.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2018	$22.3
2019	22.9
2020	24.1
2021	24.1
2022	25.3
Next 5 years	139.8

 The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2016	2017
	(In millions)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$569.7	$594.1
Service cost	9.9	11.4
Interest cost	14.7	13.2
Participant contributions	1.5	1.5
Actuarial losses	33.7	9.9
Change in currency exchange rates	(15.0)	72.6
Benefits paid	(20.4)	(20.8)
Benefit obligations at end of the year	594.1	681.9

Change in plan assets:
Fair value of plan assets at beginning of the year	372.0	371.5
Actual return on plan assets	10.0	23.1
Employer contributions	15.3	15.9
Participant contributions	1.5	1.5
Change in currency exchange rates	(6.9)	42.1
Benefits paid	(20.4)	(20.8)
Fair value of plan assets at end of year	371.5	433.3
Funded status	$(222.6)	$(248.6)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$.6	$1.6
Noncurrent accrued pension costs	(223.2)	(250.2)
Total	$(222.6)	$(248.6)

Amounts recognized in accumulated other comprehensive loss:
Actuarial losses	$257.5	$240.2
Prior service cost	1.6	1.4
Total	$259.1	$241.6

Accumulated benefit obligations (ABO)	$569.5	$655.4

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below.  The amounts shown below for the amortization of prior service cost and recognized actuarial losses for 2015, 2016 and 2017 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2014, 2015 and 2016, respectively, net of deferred income taxes.

	Years ended December 31,
	2015	2016	2017
	(In millions)
Net periodic pension cost:
Service cost benefits	$11.2	$9.9	$11.4
Interest cost on PBO	14.6	14.7	13.2
Expected return on plan assets	(16.6)	(14.4)	(9.2)
Recognized actuarial losses	13.6	11.3	13.0
Amortization of prior service cost	.4	.2	.2
Total	$23.2	$21.7	$28.6

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2016	2017
	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$541.5	$625.1
ABO	521.8	603.8
Fair value of plan assets	319.5	375.0

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2016 and 2017 are presented in the table below.

	December 31,
Rate	2016	2017
Discount rate	2.1%	2.1%
Increase in future compensation levels	2.6%	2.6%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2015, 2016 and 2017 are presented in the table below.

	Years ended December 31,
Rate	2015	2016	2017
Discount rate	2.5%	2.6%	2.1%
Increase in future compensation levels	2.6%	2.9%	2.6%
Long-term return on plan assets	4.6%	3.9%	2.4%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	December 31,
	2016	2017
	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$18.6	$17.8
Interest cost	.8	.7
Actuarial losses (gains)	(.6)	.7
Benefits paid	(1.0)	(1.0)
Benefit obligations at end of the year	17.8	18.2

Change in plan assets:
Fair value of plan assets at beginning of the year	13.9	13.6
Actual return on plan assets	.5	1.2
Employer contributions	.2	.3
Benefits paid	(1.0)	(1.0)
Fair value of plan assets at end of year	13.6	14.1
Funded status	$(4.2)	$(4.1)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$(.1)	$(.1)
Noncurrent	(4.1)	(4.0)
Total	$(4.2)	$(4.1)

Amounts recognized in accumulated other comprehensive loss - actuarial losses	$11.0	$10.9

ABO	$17.8	$18.2

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below.  The amounts shown below for recognized actuarial losses for 2015, 2016 and 2017 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2014, 2015 and 2016 respectively, net of deferred income taxes.

	Years ended December 31,
	2015	2016	2017
	(In millions)
Net periodic pension cost (income):
Interest cost on PBO	$.8	$.8	$.7
Expected return on plan assets	(1.1)	(1.0)	(1.0)
Recognized actuarial losses	.5	.5	.6
Total	$.2	$.3	$.3

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2016 and 2017 are 3.9% and 3.5%, respectively.  The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2015, 2016 and 2017 are presented in the table below.  The impact of assumed increases in future compensation levels also does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

	Years ended December 31,
Rate	2015	2016	2017
Discount rate	3.8%	4.1%	3.9%
Long-term return on plan assets	7.5%	7.5%	7.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the tables above for actuarial losses and prior service cost at December 31, 2016 and 2017 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive income (loss) at December 2016 and 2017.  We expect approximately $13.5 million and $.2 million of the unrecognized actuarial losses and prior service costs, respectively, will be recognized as components of our consolidated net periodic defined benefit pension cost in 2018.

The table below details the changes in our consolidated other comprehensive income (loss) during 2015, 2016 and 2017.

	Years ended December 31,
	2015	2016	2017
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$2.7	$(38.0)	$3.5
Amortization of unrecognized:
Net actuarial losses	14.1	11.8	13.6
Prior service cost	.4	.2	.2
Total	$17.2	$(26.0)	$17.3

At December 31, 2016 and 2017, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  For 2015, 2016 and 2017, the long-term rate of return assumption for plan assets invested in the CMRT was 7.5%, based on the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) observable inputs from Level 1 or Level 2 (or assets not subject to classification in the fair value hierarchy) were used to value approximately 92% and 93% of the assets of the CMRT at December 31, 2016 and 2017, respectively, as noted below.  CMRT assets not subject to classification in the fair value hierarchy consist principally of certain investments measured at net asset value per share in accordance with ASC 820-10.  The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2016	2017
	(In millions)
CMRT asset value	$637.8	$672.4
CMRT assets comprised of:
Assets not subject to fair value hierarchy	30%	31%
Assets subject to fair value hierarchy:
Level 1	54	54
Level 2	8	8
Level 3	8	7
	100%	100%
CMRT asset mix:
Domestic equities, principally publicly traded	31%	33%
International equities, principally publicly traded	22	25
Fixed income securities, principally publicly traded	36	31
Privately managed limited partnerships	5	4
Hedge funds	5	5
Other, primarily cash	1	2
	100%	100%

In determining the expected long-term rate of return on non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Such assumed asset mixes are summarized below:

•

In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested.  Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer.  These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund.  We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer plan.  These periodic reports are subject to audit by the German pension regulator.

•

In Canada, we currently have a plan asset target allocation of 20-30% to equity securities and 70-80% to fixed income securities.  We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.  The Canadian assets are Level 1 inputs because they are traded in active markets.

•

In Norway, we currently have a plan asset target allocation of 11% to equity securities, 79% to fixed income securities, 7% to real estate and the remainder primarily to other investments and liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 6%, 3%, 5% and 8%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 10% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

•

We also have plan assets in Belgium and the United Kingdom.  The Belgium plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.  The United Kingdom plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our December 31, 2016 and 2017 pension plan assets by asset category and fair value level is shown in the table below.

	Fair Value Measurements at December 31, 2016
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Germany	$217.0	$-	$-	$217.0
Canada:
Local currency equities	14.8	14.8	-	-
Non local currency equities	19.7	19.7	-	-
Local currency fixed income	59.5	59.5	-	-
Cash and other	.4	.4	-	-
Norway:
Local currency equities	1.6	1.6	-	-
Non local currency equities	4.1	4.1	-	-
Local currency fixed income	23.2	23.2	-	-
Non local currency fixed income	5.4	5.4	-	-
Real estate	4.2	-	-	4.2
Cash and other	9.9	8.8	-	1.1
U.S.
CMRT	13.7	-	13.7	-
Other	11.7	3.5	-	8.2
Total	$385.2	$141.0	$13.7	$230.5

	Fair Value Measurements at December 31, 2017
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Germany	$257.9	$-	$-	$257.9
Canada:
Local currency equities	8.4	8.4	-	-
Non local currency equities	16.4	16.4	-	-
Local currency fixed income	81.8	81.8	-	-
Cash and other	.3	.3	-	-
Norway:
Local currency equities	1.8	1.8	-	-
Non local currency equities	4.6	4.6	-	-
Local currency fixed income	21.0	21.0	-	-
Non local currency fixed income	6.8	6.8	-	-
Real estate	4.7	-	-	4.7
Cash and other	15.4	14.5	-	.9
U.S.
CMRT	14.1	-	14.1	-
Other	14.2	4.1	-	10.1
Total	$447.4	$159.7	$14.1	$273.6

A rollforward of the change in fair value of Level 3 assets follows.

	December 31,
	2016	2017
	(In millions)
Fair value at beginning of year	$236.2	$230.5
Gain on assets held at end of year	4.1	11.0
Gain on assets sold during the year	-	.2
Assets purchased	13.1	13.4
Assets sold	(13.4)	(13.8)
Currency exchange rate fluctuations	(9.5)	32.3
Fair value at end of year	$230.5	$273.6

Postretirement benefits other than pensions (OPEB) – We provide certain health care and life insurance benefits for eligible Canadian and U.S. retired employees.  Certain of our Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for us.  In the U.S., employees who retired after 1998 are not entitled to any such benefits.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We have no OPEB plan assets, rather, we fund medical claims as they are paid.  Contributions to our OPEB plans to cover future benefit payments are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2018	$.4
2019	.4
2020	.4
2021	.4
2022	.4
Next 5 years	2.2

The funded status of our OPEB plans is presented in the table below:

	December 31,
	2016	2017
	(In millions)
Change in accumulated OPEB obligations:
Obligations at beginning of the year	$7.0	$7.2
Service cost	.1	.1
Interest cost	.3	.3
Actuarial losses (gains)	(.1)	.4
Change in currency exchange rates	.2	.5
Benefits paid from employer contributions	(.3)	(.4)
Obligations at end of the year	7.2	8.1
Fair value of plan assets	-	-
Funded status	$(7.2)	$(8.1)

Amounts recognized in the balance sheet:
Current accrued OPEB costs	$(.3)	$(.4)
Noncurrent accrued OPEB costs	(6.9)	(7.7)
Total	$(7.2)	$(8.1)

Amounts recognized in accumulated other comprehensive income:
Net actuarial losses	$2.9	$3.0
Prior service credit	(5.5)	(4.9)
Total	$(2.6)	$(1.9)

The amounts shown in the table above for net actuarial losses and prior service credit at December 31, 2016 and 2017 have not yet been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive income (loss).  We expect to recognize approximately $.2 million of unrecognized actuarial losses and $.6 million of prior service credit as components of our periodic OPEB cost in 2018.

At December 31, 2017, the accumulated OPEB obligations for all OPEB plans comprised $.3 million related to U.S. plans and $7.8 million related to our Canadian plan (in 2016 the amounts were $.5 million and $6.7 million, respectively).

The components of our periodic OPEB costs are presented in the table below.  The amounts shown below for amortization of prior service credit and recognized actuarial losses for 2015, 2016 and 2017 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2014, 2015 and 2016, respectively, net of deferred income taxes.

	Years ended December 31,
	2015	2016	2017
	(In millions)
Net periodic OPEB cost (benefit):
Service cost	$.1	$.1	$.1
Interest cost	.3	.3	.3
Amortization of prior service credit	(.8)	(.8)	(.6)
Recognized actuarial losses	.3	.2	.2
Total	$(.1)	$(.2)	$-

The table below details the changes in benefit obligations recognized in accumulated other comprehensive income (loss) during 2015, 2016 and 2017.

	Years ended December 31,
	2015	2016	2017
	(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$.2	$.1	$(.3)
Amortization of unrecognized:
Net actuarial loss	.3	.2	.2
Prior service cost	(.8)	(.8)	(.6)
Total	$(.3)	$(.5)	$(.7)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2016 and 2017 are presented in the table below.  The weighted average discount rate was determined using the projected benefit obligation as of such dates.  The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

	2016	2017
Healthcare inflation:
Initial rate	7.0%	6.5%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2021	2021
Weighted average discount rate	3.5%	3.2%

Assumed health care cost trend rates affect the amounts we report for health care plans.  A one percent change in assumed health care trend rates would not have a material effect on the net periodic OPEB cost for 2017 or on the accumulated OPEB obligation at December 31, 2017.

The weighted average discount rate used in determining the net periodic OPEB cost for 2017 was 3.5% (2016 – 3.9%; 2015 – 3.7%).  Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year.  The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.  The impact of the assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2016 or 2017.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 11 – Other noncurrent liabilities:

	December 31,
	2016	2017
	(In millions)
Employee benefits	$7.8	$8.5
Reserve for uncertain tax positions	7.3	-
Interest rate swap contract	.2	-
Other	7.1	13.0
Total	$22.4	$21.5

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

Note 13 – Restructuring costs:

In 2015, we initiated a restructuring plan designed to improve our long-term cost structure.  As part of such plan, we implemented certain voluntary and involuntary workforce reductions at certain of our facilities impacting approximately 160 individuals.  A substantial portion of such workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs were recognized at the time both the employee and employer were irrevocably committed to the terms of the separation.  For involuntary programs, eligible costs were recognized when management approved the separation program, the affected employees were properly notified and the costs were estimable.  To the extent there was a statutorily-mandated notice period and the affected employee was not required to provide services to us during such notice period, severance and all wages during such notice period were accrued at the time of separation.  To the extent the affected employee was required to provide services to us during all or a portion of such notice period, the severance (and if applicable notice period wages for any period beyond the time the affected employee was required to provide future services to us) was accrued ratably over the period in which services would be provided.  As of December 31, 2015 we had recognized an aggregate $21.7 million charge for such workforce reductions we had implemented through that date (substantially all of which was recognized in the second quarter of 2015), $10.8 million of which is classified in cost of sales and $10.9 million of which is classified in selling, general and administrative expense.  Of such aggregate $21.7 million charge recognized in 2015, $15.9 million was paid in 2015, $4.1 million was paid in 2016 and substantially all of the remainder was paid in 2017.

Note 14 – Income taxes:

	Years ended December 31,
	2015	2016	2017
	(In millions)
Pre-tax income (loss):
U.S.	$5.5	$11.5	$38.6
Non-U.S.	(36.3)	49.7	267.1
Total	$(30.8)	$61.2	$305.7

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(10.8)	$21.4	$107.0
Non-U.S. tax rates	.5	(4.3)	(13.2)
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	(8.7)	2.2	(8.4)
Valuation allowance	159.0	(2.2)	(205.4)
Transition Tax	-	-	76.2
Tax rate changes	-	(.1)	(.2)
U.S. - Canada APA	-	(3.4)	-
Adjustment to the reserve for uncertain tax positions, net	.7	2.4	(8.6)
Nondeductible expenses	2.1	1.5	1.7
U.S. state income taxes and other, net	-	.4	2.1
Income tax expense (benefit)	$142.8	$17.9	$(48.8)

Components of income tax expense:
Current payable:
U.S. federal and state	$.3	$-	$3.0
Non-U.S.	3.3	9.5	37.5
	3.6	9.5	40.5

Noncurrent payable - U.S. federal	-	-	70.1

Deferred income taxes (benefit):
U.S. federal and state	(6.4)	4.3	(13.7)
Non-U.S.	145.6	4.1	(145.7)
	139.2	8.4	(159.4)
Income tax expense (benefit)	$142.8	$17.9	$(48.8)

Comprehensive provision for income taxes (benefit) allocable to:
Net income	$142.8	$17.9	$(48.8)
Other comprehensive income (loss):
Currency translation	-	-	19.8
Marketable securities	1.1	1.3	1.6
Pension plans	1.5	(.8)	5.6
OPEB plans	(.1)	(.2)	(.2)
Interest rate swap	(1.3)	.2	1.1
Total	$144.0	$18.4	$(20.9)

The amount shown in the table above of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35%.  The amount shown on such table for incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies includes, as applicable, (i) current income taxes (including withholding taxes, if applicable), if any, associated with any current-year earnings of our non-U.S. subsidiaries to the extent such current-year earnings were distributed to us in the current year, (ii) deferred income taxes (or deferred income tax benefit) associated with the current-year change in the aggregate amount of undistributed earnings of our non-U.S. subsidiaries, which earnings are not subject to a permanent reinvestment plan, including the impact of any change in such permanent reinvestment plan, in an amount representing the current-year change in the aggregate current income tax that would be generated (including withholding taxes, if applicable) when such aggregate undistributed earnings are distributed to us, and (iii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

The components of our net deferred income taxes at December 31, 2016 and 2017 are summarized in the following table.

	December 31,
	2016		2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$3.7	$(3.7)	$3.0	$(.6)
Property and equipment	-	(58.1)	-	(57.2)
Accrued OPEB costs	2.0	-	2.2	-
Accrued pension costs	48.3	-	69.1	-
Currency revaluation on intercompany debt	24.0	-	-	-
Other accrued liabilities and deductible differences	12.6	-	10.2	-
Other taxable differences	-	(.4)	-	(2.6)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(2.9)	-	(9.5)
Tax loss and tax credit carryforwards	145.5	-	116.2	-
Valuation allowance	(173.4)	-	(2.9)	-
Adjusted gross deferred tax assets (liabilities)	62.7	(65.1)	197.8	(69.9)
Netting by tax jurisdiction	(54.6)	54.6	(58.6)	58.6
Net noncurrent deferred tax asset (liability)	$8.1	$(10.5)	$139.2	$(11.3)

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  Such valuation allowance aggregated $150.3 million at June 30, 2015.  We recognized an additional $8.7 million non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria during the third and fourth quarters of 2015.  During 2016, we recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax asset valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by our Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first six months of 2017, we recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to the utilization of a portion of both the German and Belgian NOLs during such period.  At June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  Such sufficient positive evidence at June 30, 2017 included, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period, and the indefinite carryforward period for the German and Belgian NOLs. As discussed below regarding accounting for income taxes at interim dates, a large portion ($149.9 million) of the remaining valuation allowance as of June 30, 2017 was reversed in the second quarter with the remainder reversed during the second half of 2017.

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, our income tax benefit in 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.  In addition, our deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

On December 22, 2017, the 2017 Tax Act was enacted into law. This new tax legislation, among other changes, (i) reduces the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implements a territorial tax system and imposes a one-time repatriation tax (Transition Tax) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminates U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminates the domestic production activities deduction beginning in 2018;  (v) eliminates the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposes a tax on global intangible low-tax income; and (viii) imposes a base erosion anti-abuse tax.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

Under GAAP, we are required to revalue our net deferred tax asset associated with our U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 are not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net deductible temporary differences is based on our net deferred tax assets as of December 31, 2017. Such revaluation is recognized in continuing operations and is not material to us.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  We will elect to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which will be paid in 2018 and is netted with our current receivables from affiliates (income taxes receivable from Valhi) classified as a current asset in our Consolidated Balance Sheet, and the remaining $70.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Consolidated Balance Sheet and will be paid in increments over the remainder of the eight year period.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available and, in accordance with the guidance in SAB 118, these amounts are provisional and subject to adjustment as we obtain additional information and complete our analysis in 2018.  If the underlying guidance or tax laws change and such change impacts the income tax effects of the new legislation recognized at December 31, 2017 or we determine we have additional tax liabilities under other provisions of the 2017 Tax Act, including the tax on global intangible low-taxed income and the base erosion anti-abuse tax, we will recognize an adjustment in the reporting period within the measurement period in which such adjustment is determined.  Such measurement period ends December 22, 2018 pursuant to the guidance under SAB 118.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we have now determined that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested (we had previously concluded that all of the undistributed earnings of our Canadian subsidiary are not permanently reinvested). Accordingly, in the fourth quarter of 2017 we have recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings.  We are currently reviewing certain other provisions under the 2017 Tax Act that would impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We continue to assert indefinite reinvestment as it relates to our outside basis differences attributable to our investments in our non-U.S. subsidiaries, other than post-1986 undistributed earnings of our European subsidiaries and all undistributed earnings of our Canadian subsidiary.  It is possible that a change in facts and circumstances, such as a change in the expectation regarding future dispositions or acquisitions or a change in tax law, could result in a conclusion that some or all of such investments are no longer permanently reinvested. It is currently not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our non-U.S. subsidiaries due to the complexities associated with our organizational structure, changes in the 2017 Tax Act and the U.S. taxation of such investments in the states in which we operate.

Certain U.S. deferred tax attributes of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, were subject to various limitations.  As a result, we had previously concluded that a deferred income tax asset valuation allowance was required to be recognized with respect to such subsidiary’s U.S. net deferred income tax asset because such assets did not meet the more-likely-than-not recognition criteria primarily due to (i) the various limitations regarding use of such attributes due to the dual residency; (ii) the dual resident subsidiary had a history of losses and absent distributions from our non-U.S. subsidiaries, which were previously not determinable, such subsidiary was expected to continue to generate losses;

and (iii) a limited NOL carryforward period for U.S. tax purposes.  Because we had concluded the likelihood of realization of such subsidiary’s net deferred income tax asset was remote, we had not previously disclosed such valuation allowance or the associated amount of the subsidiary’s net deferred income tax assets (exclusive of such valuation allowance).  Primarily due to changes enacted under the 2017 Tax Act, we have concluded we now have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to such subsidiary’s net deferred income tax asset, which evidence included, among other things, (i) the inclusion under Transition Tax provisions of significant earnings for U.S. income tax purposes which significantly and positively impacts the ability of such deferred tax attributes to be utilized by us; (ii) the indefinite carryforward period for U.S. net operating losses incurred after December 31, 2017; (iii) an expectation of continued future profitability for our U.S. operations; and (iv) a positive taxable income basket for U.S. tax purposes in excess of the U.S. deferred tax asset related to the U.S. attributes of such subsidiary.  Accordingly, in the fourth quarter we recognized an $18.7 million non-cash deferred income tax benefit as a result of the reversal of such valuation allowance.

None of our U.S. and non-U.S. tax returns are currently under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 we filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.

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

•

During the third quarter of 2017, our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  Pursuant to the terms of the Canada-Germany APA, the Canadian and German tax authorities agreed to certain prior year changes to taxable income of our Canadian and German subsidiaries.  As a result of such agreed-upon changes, we reversed a significant portion of our reserve for uncertain tax positions and recognized a non-cash income tax benefit of $8.6 million related to such reversal ($8.1 million recognized in the third quarter of 2017).  In addition, we recognized a $2.6 million non-cash income tax benefit related to an increase in our German NOLs and a $.6 million German cash tax refund related to the Canada-Germany APA in the third quarter of 2017.

Tax authorities may in the future examine certain of our U.S. and non-U.S. tax returns and may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters, if any, will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2015, 2016 and 2017 was not material, and at December 31, 2015, 2016 and 2017, we had $2.3 million, $2.5 million and nil, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties discussed above) during 2015, 2016 and 2017:

	Years ended December 31,
	2015	2016	2017
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$10.4	$9.7	$9.9
Net increase (decrease):
Tax positions taken in prior periods	(.3)	(.1)	(6.3)
Tax positions taken in current period	1.1	2.5	.2
Lapse due to applicable statute of limitations	(.2)	(.2)	(.1)
Settlements with taxing authorities	-	(2.3)	(2.3)
Change in currency exchange rates	(1.3)	.3	.7
Unrecognized tax benefits at end of year	$9.7	$9.9	$2.1

Our uncertain tax position at December 31, 2017 is classified as a component of our noncurrent deferred tax asset.  If our uncertain tax position at December 31, 2017 was recognized, our effective income tax rate for 2017 would not change. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway.  Our U.S. income tax returns prior to 2014 are generally considered closed to examination by applicable tax authorities.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2013 for Germany, 2014 for Belgium, 2012 for Canada and 2008 for Norway.

Note 15 – Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2015, our board of directors adopted a new plan that would provide for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded.  We awarded 8,000 shares in each of 2015 and 2017 and 13,500 shares in 2016 under this plan.  155,500 shares are available for future award at December 31, 2017.

Stock repurchase program – Prior to 2015, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We would use cash on hand or other sources of liquidity to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  At December 31, 2017, 1,951,000 shares are available for repurchase under this authorization.

Accumulated other comprehensive loss – Changes in accumulated other comprehensive loss for 2015, 2016 and 2017 are presented in the table below.

	Years ended December 31,
	2015	2016	2017
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of year	$(159.8)	$(252.0)	$(269.6)
Other comprehensive income (loss)	(92.2)	(17.6)	57.7
Balance at end of year	$(252.0)	$(269.6)	$(211.9)

Marketable securities:
Balance at beginning of year	$(2.9)	$(.6)	$1.8
Other comprehensive income (loss):
Unrealized gains (losses) arising during the year	(6.5)	2.4	3.0
Less reclassification adjustment for amounts included in realized loss	8.8	-	-
Balance at end of year	$(.6)	$1.8	$4.8

Defined benefit pension plans:
Balance at beginning of year	$(175.4)	$(159.2)	$(184.8)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	10.0	8.5	9.8
Net actuarial gain (loss) arising during year	6.2	(34.1)	2.2
Balance at end of year	$(159.2)	$(184.8)	$(172.8)

OPEB plans:
Balance at beginning of year	$2.3	$2.1	$1.8
Other comprehensive (income) loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.4)	(.4)	(.3)
Net actuarial gain (loss) arising during year	.2	.1	(.3)
Balance at end of year	$2.1	$1.8	$1.2

Interest rate swap:
Balance at beginning of year	$-	$(2.3)	$(2.0)
Other comprehensive income (loss):
Unrealized losses arising during the year	(2.9)	(2.0)	(1.5)
Less reclassification adjustment for amounts included in earnings	.6	2.3	3.5
Balance at end of year	$(2.3)	$(2.0)	$-

Total accumulated other comprehensive loss:
Balance at beginning of year	$(335.8)	$(412.0)	$(452.8)
Other comprehensive income (loss)	(76.2)	(40.8)	74.1
Balance at end of year	$(412.0)	$(452.8)	$(378.7)

See Note 6 for further discussion on our marketable securities, Note 10 for amounts related to our defined benefit pension plans and OPEB plans and Note 18 for discussion on our interest rate swap contract.

Note 16 – Related party transactions:

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

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2016	2017
	(In millions)
Current receivables from affiliates:
LPC	$-	$8.9
Income taxes receivable from Valhi	.7	15.3
Other	2.8	3.2
	$3.5	$27.4

Noncurrent note receivable from Valhi	$-	$13.6

Current payable to affiliate - LPC	$14.7	$16.2

Noncurrent payable to affiliate -
Income taxes payable to Valhi (See Note 14)	$-	$70.1

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock.  See Note 5.  Purchases of TiO2 from LPC were $176.5 million in 2015, $157.5 million in 2016 and $157.5 million in 2017.  Sales of feedstock to LPC were $80.6 million in 2015, $68.8 million in 2016 and $79.4 million in 2017.

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

In this regard, in November 2010, we entered into an unsecured revolving demand promissory note with Valhi whereby, as amended, we agreed to loan Valhi up to $60 million.  Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2019.  The amount of our outstanding loans to Valhi at any time is at our discretion.  At December 31, 2016, we had no outstanding loans to Valhi, and at December 31, 2017 we had $13.6 million of outstanding loans to Valhi under this promissory note.

Interest income (including unused commitment fees) on our loan to Valhi was $.5 million in 2015 and $.4 million in each of 2016 and 2017.

Under the terms of various intercorporate services agreements (ISAs) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  The net ISA fee charged to us is included in selling, general and administrative expense and corporate expense and was $13.4 million in 2015, $15.2 million in 2016 and $16.3 million in 2017.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company and EWI RE, Inc., each subsidiaries of Valhi, provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(excellent) for substantially all of the risks it underwrites.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI by us and our joint venture were $10.3 million in 2015, $9.2 million in 2016 and $9.3 million in 2017.  These amounts principally represent payments for insurance premiums, which include premiums or fees paid to Tall Pines or fees paid to EWI.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect these relationships with Tall Pines and EWI will continue in 2018.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established.  Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services.  The program apportions its costs among the participating companies.  We paid Contran $.1 million in each of 2015, 2016 and 2017 for such services.  We expect that this relationship with Contran will continue in 2018.

Note 17 – Commitments and contingencies:

Environmental matters – Our operations are governed by various environmental laws and regulations.  Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all of our manufacturing facilities are in substantial compliance with applicable environmental laws.

Litigation matters – We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote.  We have not accrued any material amount for the pending matters discussed below because it is not reasonably possible we have incurred a loss that would be material to our consolidated financial condition, results of operations or liquidity.

In March 2013, we were served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  As amended by plaintiffs’ third amended complaint (Harrison, Jan, et al v. E.I. Du Pont de Nemours and Company, et al), plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon and Tennessee that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In December 2017, the Court preliminarily approved a settlement agreement with the class plaintiffs.  Without admitting any fault or wrongdoing, we agreed to pay an immaterial amount in full settlement of this matter.  We expect final approval of the settlement in 2018.

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

Concentrations of credit risk – Sales of TiO2 accounted for 92%, 93% and 94% of our net sales in 2015, 2016 and 2017, respectively.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 4,000 customers, with the top ten customers approximating 34% of net sales in 2015, 33% in 2016 and 34% in 2017.  One customer, Behr Process Corporation, accounted for approximately 10% of our net sales in each of 2015 and 2016.  We did not have sales to a single customer comprising 10% or more of our net sales in 2017.

The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2015	2016	2017
Europe	52%	51%	50%
North America	29%	29%	31%

 Long-term contracts – We have long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2019.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $383 million over the life of the contracts in years subsequent to December 31, 2017.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $128 million at December 31, 2017.

Operating leases – Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  The Leverkusen facility itself, which we own and which represents approximately one-third of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under the terms of various supply and services agreements, majority-owned subsidiaries of Bayer provide raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.  These agreements, as amended, expire in 2018 through 2021.  We expect to renew these agreements prior to expiration at similar terms and conditions.

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $14 million in each of 2015 and 2016 and $16 million in 2017.  At December 31, 2017, future minimum payments under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2018	$8.0
2019	6.7
2020	5.9
2021	5.1
2022	3.0
2023 and thereafter	24.3
Total	$53.0

Approximately $17 million of the $53.0 million aggregate future minimum rental commitments at December 31, 2017 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2017.  As discussed above, any change in the rent is based solely on negotiations between Bayer and us, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes – We and Valhi are a party to a tax sharing agreement providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, along with every other member of the

Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability computed in accordance with the tax sharing agreement.

Note 18 – Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2016 and 2017:

	Fair value measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2016:
Interest rate swap contract	$(3.1)	$-	$(3.1)	$-
Noncurrent marketable securities (See Note 6)	6.0	6.0	-	-

December 31, 2017:
Noncurrent marketable securities (See Note 6)	$10.7	$10.7	$-	$-

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

Currency forward contracts – Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transaction gains and losses.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At December 31, 2016 and 2017, we had no currency forward contracts outstanding.  We did not use hedge accounting for any of our contracts to the extent we held such contracts during 2015, 2016 and 2017.

Interest rate swap contract – As part of our interest rate risk management strategy, in August 2015 we entered into a pay-fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize our exposure to volatility in LIBOR as it related to our forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, we paid a fixed rate of 2.016% per annum, payable quarterly, and received a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.8 million and declined by $875,000 each quarter beginning December 31, 2015, with an original final maturity of the swap contract in February 2020.  This swap contract was designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815 in respect to our term loan indebtedness.  The effective portion of changes in fair value on this interest rate swap was recorded as a component of other comprehensive income, net of deferred income taxes.  Commencing in the fourth quarter of 2015, as interest expense accrued on LIBOR-based variable rate debt, we classified the amount we paid under the pay-fixed leg of the swap and the amount we received under the receive-variable leg of the swap as part of interest expense (as well as part of the amount we report as cash paid for interest in our Consolidated Statements of Cash Flows), with the net effect that the amount of interest expense we recognized on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, was based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.

In September 2017, in connection with the voluntary prepayment and termination of our term loan discussed in Note 8, we voluntarily terminated this swap contract, as we no longer had any exposure to volatility in respect of LIBOR.  The cost to us to early terminate the swap contract was $3.3 million, which we paid to Wells Fargo concurrent with the termination.  Such $3.3 million expense is classified as part of our loss on prepayment of debt in our Consolidated Statement of Operations for the year ended December 31, 2017 and discussed in Note 8.  Such $3.3 million amount is also classified as part of the cash paid for interest disclosed in our Consolidated Statement of Cash Flows for the year ended December 31, 2017.

During 2015, 2016 and 2017 (prior to the termination of the interest rate swap contract), a pretax unrealized loss arising during the periods of $4.4 million, $3.1 million and $2.3 million, respectively, was recognized in other comprehensive income (loss) related to the interest rate swap.  During such periods, $.9 million, $3.5 million and $2.1 million, respectively, were reclassified from accumulated other comprehensive loss into earnings and are included in interest expense in our Consolidated Statements of Operations.  From the inception of the swap until the swap contract termination, there had been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

The fair value of the interest rate swap contract at December 31, 2016 was a $3.1 million liability including $2.9 million recognized as part of accounts payable and accrued liabilities and $.2 million recognized as part of other noncurrent liabilities in our Consolidated Balance Sheet.  See Notes 9 and 11.

The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

Other – The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2016 and 2017.

	December 31, 2016		December 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$52.3	$52.3	$323.7	$323.7
Long-term debt:
Fixed rate Senior Notes	-	-	471.1	495.1
Variable rate term loan	335.9	334.6	-	-
Common stockholders' equity	395.0	1,383.8	754.3	2,986.8

At December 31, 2017, the estimated market price of our Senior Notes was €1,034 per €1,000 principal amount.  The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 3 and 9.

Note 19 – Recent accounting pronouncements:

Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act.  The reclassification permitted by ASU 2018-02 is optional and is not required to be adopted, but if adopted it must be adopted by us no later than the first quarter of 2019 (with early adoption permitted).  Consistent with Note 1, we have considered the optional nature of ASU 2018-02 and we have elected to not adopt the reclassification.

Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or modified retrospectively with a cumulative effect recognized as of the date of adoption.  We will adopt the standard in the first quarter of 2018 including the expanded disclosure requirements using the modified retrospective approach to adoption.  We have completed an evaluation of our sales which generally involve single performance obligations to ship goods pursuant to customer purchase orders without further underlying contracts, and as such we believe the adoption of this standard will have a minimal effect on our revenues.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption is permitted.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 discussed in Note 17, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). The amendments in ASU 2017-06 are effective for us beginning in the first quarter of 2018, early adoption as of the beginning of an annual period is permitted, retrospective presentation is required for the income statement presentation of the service cost component and other components of net benefit cost, and prospective application is required for the capitalization in assets of the service cost component of net benefit cost.    We will adopt this ASU in the first quarter of 2018.

We currently include all of our net benefit cost for defined benefit pension plans as part of compensation expense which is capitalized into inventory, we present a subtotal for income from operations and our net periodic defined benefit pension cost is currently included in the determination of income from operations.  Accordingly, adoption of this standard will change the amount of our aggregate compensation cost capitalized in inventory, and change the determination of the amount we report as income from operations.  As disclosed in Note 10, the service cost component represented approximately $9.9 million and $11.4 million of our total net periodic defined benefit pension costs of $22.0 million and $28.9 million in 2016 and 2017, respectively.  None of the components of our net OPEB cost, or our total OPEB cost, were material in 2017.

Note 20 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Year ended December 31, 2016
Net sales	$318.4	$356.1	$356.1	$333.7
Gross margin	40.4	55.5	75.5	85.6
Net income (loss)	(3.8)	1.7	22.2	23.2
Basic and diluted income (loss) per share	$(.03)	$.01	$.19	$.20

Year ended December 31, 2017
Net sales	$369.8	$441.4	$464.5	$453.3
Gross margin	103.4	129.8	152.2	173.5
Net income	36.8	196.5	73.8	47.4
Basic and diluted income per share	$.32	$1.70	$.64	$.41

We recognized the following amounts during 2016:

•	pre-tax insurance settlement gains of $2.0 million, $1.4 million and $.9 million in the first, second and fourth quarters, respectively, (see Note 12),
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

•	non-cash income tax expense of $2.4 million related to an increase in our reserve for uncertain tax positions, mostly in the fourth quarter.

We recognized the following amounts during 2017:

•	pre-tax charge of $7.1 million in the third quarter related to the loss on prepayment of debt (see Note 8),
•

non-cash deferred income tax benefit of $5.0 million, $157.6 million, $7.8 million and $16.3 million in the first, second, third and fourth quarters, respectively, as a result of the reversal of our deferred income tax asset valuation allowances associated with our German and Belgian operations (see Note 14),

•

provisional current income tax expense of $76.2 million in the fourth quarter as a result of the 2017 Tax Act for the one-time repatriation tax imposed on the post-1986 undistributed earnings of our non-U.S. subsidiaries (see Note 14),

•

non-cash deferred income tax benefit of $18.7 million as a result of the reversal of our deferred income tax asset valuation allowance related to certain U.S. deferred income tax assets of one of our non-U.S. subsidiaries (which subsidiary is treated as a dual resident for U.S. income tax purposes) (see Note 14),

•	aggregate income tax benefit of $11.8 million related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany, mostly in the third quarter (see Note 14), and
•

aggregate provisional non-cash deferred income tax expense of $4.5 million in the fourth quarter related to a change in our conclusions regarding our permanent reinvestment assertion with respect to the post-1986 undistributed earnings of our European subsidiaries (see Note 14).

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.