Form 10-Q
period 2018-03-31
KRONOS WORLDWIDE INC
filed 2018-05-08
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on April 30, 2018:  115,902,098.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2017	2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$322.0	$364.6
Restricted cash	1.7	1.3
Accounts and other receivables	346.5	390.2
Inventories, net	382.3	430.2
Prepaid expenses and other	10.0	9.2

Total current assets	1,062.5	1,195.5

Other assets:
Investment in TiO2 manufacturing joint venture	86.5	79.6
Marketable securities	10.7	10.5
Note receivable from Valhi	13.6	-
Deferred income taxes	139.2	132.3
Other	5.5	6.6

Total other assets	255.5	229.0

Property and equipment:
Land	42.0	43.2
Buildings	221.6	225.3
Equipment	1,103.2	1,158.1
Mining properties	115.7	123.7
Construction in progress	52.6	27.0
	1,535.1	1,577.3
Less accumulated depreciation and amortization	1,028.7	1,063.2

Net property and equipment	506.4	514.1

Total assets	$1,824.4	$1,938.6

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2017	2018
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$.7	$.7
Accounts payable and accrued liabilities	205.8	227.9
Income taxes	25.0	32.5

Total current liabilities	231.5	261.1

Noncurrent liabilities:
Long-term debt	473.8	487.4
Accrued pension costs	254.2	260.1
Accrued postretirement benefits costs	7.7	7.5
Payable to affiliate	70.1	70.1
Deferred income taxes	11.3	11.5
Other	21.5	22.6

Total noncurrent liabilities	838.6	859.2

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.0	1,399.0
Retained deficit	(267.2)	(211.4)
Accumulated other comprehensive loss	(378.7)	(370.5)

Total stockholders' equity	754.3	818.3

Total liabilities and stockholders' equity	$1,824.4	$1,938.6

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2017	2018
	(unaudited)
Net sales	$369.8	$430.4
Cost of sales	263.8	255.6

Gross margin	106.0	174.8

Selling, general and administrative expense	45.3	58.4
Other operating income (expense):
Currency transaction losses, net	(.2)	(5.0)
Other operating expense, net	(4.1)	(3.9)

Income from operations	56.4	107.5

Other income (expense):
Interest and dividend income	.2	1.0
Securities transactions, net	-	(.2)
Other components of net periodic pension and OPEB cost	(4.1)	(3.8)
Interest expense	(4.7)	(4.8)

Income before income taxes	47.8	99.7

Income tax expense	11.0	29.0

Net income	$36.8	$70.7

Net income per basic and diluted share	$.32	$.61

Cash dividends per share	$.15	$.17

Weighted average shares used in the calculation of net income per share	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended
	March 31,
	2017	2018
	(unaudited)
Net income	$36.8	$70.7

Other comprehensive income (loss), net of tax:
Currency translation	9.0	10.7
Marketable securities	(.2)	-
Defined benefit pension plans	3.1	2.4
Other postretirement benefit plans	(.1)	(.1)
Interest rate swap	.6	-

Total other comprehensive income, net	12.4	13.0

Comprehensive income	$49.2	$83.7

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2018

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2017	$1.2	$1,399.0	$(267.2)	$(378.7)	$754.3
Change in accounting principle - ASU 2016-01	-	-	4.8	(4.8)	-
Balance at January 1, 2018, as adjusted	1.2	1,399.0	(262.4)	(383.5)	754.3

Net income	-	-	70.7	-	70.7
Other comprehensive income, net of tax	-	-	-	13.0	13.0
Dividends paid	-	-	(19.7)	-	(19.7)

Balance at March 31, 2018	$1.2	$1,399.0	$(211.4)	$(370.5)	$818.3

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$36.8	$70.7
Depreciation and amortization	10.1	12.3
Deferred income taxes	3.0	9.4
Benefit plan expense greater than cash funding	3.7	.9
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(3.1)	5.5
Other, net	.5	1.1
Change in assets and liabilities:
Accounts and other receivables	(26.8)	(38.7)
Inventories	(12.1)	(40.9)
Prepaid expenses	1.4	1.0
Accounts payable and accrued liabilities	21.5	28.6
Income taxes	4.7	6.7
Accounts with affiliates	(.8)	.4
Other, net	2.7	1.2

Net cash provided by operating activities	41.6	58.2

Cash flows from investing activities:
Capital expenditures	(11.9)	(15.2)
Loan to Valhi:
Loans	-	(.8)
Collections	-	14.4

Net cash used in investing activities	(11.9)	(1.6)

Cash flows from financing activities:
Indebtedness:
Borrowings	42.2	-
Principal payments	(17.1)	(.1)
Deferred financing fees	(.1)	-
Dividends paid	(17.4)	(19.7)

Net cash provided by (used in) financing activities	7.6	(19.8)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$37.3	$36.8
Currency translation	1.3	5.4
Balance at beginning of period	52.3	323.7

Balance at end of period	$90.9	$365.9

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$4.2	$9.1
Income taxes	2.1	14.0
Accrual for capital expenditures	4.2	2.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2018, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018 (“2017 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2018 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	March 31,
	2017	2018
	(In millions)
Trade receivables	$301.4	$347.3
Recoverable VAT and other receivables	19.0	17.1
Receivable from affiliates:
Income taxes, net - Valhi	15.3	14.3
Louisiana Pigment Company, L.P. ("LPC")	8.9	9.4
Other	3.2	3.4
Refundable income taxes	.1	.2
Allowance for doubtful accounts	(1.4)	(1.5)
Total	$346.5	$390.2

Note 3 - Inventories, net:

	December 31,	March 31,
	2017	2018
	(In millions)
Raw materials	$106.9	$105.4
Work in process	20.8	37.1
Finished products	191.5	219.8
Supplies	63.1	67.9
Total	$382.3	$430.2

Note 4 - Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of related parties: Valhi, NL and CompX International Inc.  NL owns the majority of CompX’s outstanding common stock.  All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security.   Prior to 2018, any unrealized gains or losses on the securities were recognized through other comprehensive income, net of deferred income taxes.  Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, all of our marketable equity securities will continue to be carried at fair value as noted above, but any unrealized gains or losses on the securities are now recognized as a component of other income included in the Securities transactions, net on our Condensed Consolidated Statements of Income.  The fair value of our equity securities represent a Level 1 input within the fair value hierarchy.  See Note 14.

	Fair value
	measurement	Market	Cost
Marketable security	level	value	basis	Unrealized gain
		(In millions)
December 31, 2017:
Valhi common stock	1	$10.6	$3.2	$7.4
NL and CompX common stocks	1.1		.1	-
Total		$10.7	$3.3	$7.4

March 31, 2018:
Valhi common stock	1	$10.4	$3.2	$7.2
NL and CompX common stocks	1.1		.1	-
Total		$10.5	$3.3	$7.2

At December 31, 2017 and March 31, 2018, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2017 and March 31, 2018, the quoted per share market price of Valhi’s common stock was $6.17 and $6.06, respectively.  During the first three months of 2018 we recognized a securities transactions loss of $.2 million related to the aggregate net change in market value of our marketable equity securities during such period.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	March 31,
	2017	2018
	(In millions)
Pension asset	$1.6	$3.4
Deferred financing costs, net	1.1	1.1
Other	2.8	2.1
Total	$5.5	$6.6

Note 6 - Long-term debt:

	December 31,	March 31,
	2017	2018
	(In millions)
Kronos International, Inc. 3.75% Senior Secured Notes	$471.1	$484.9
Other	3.4	3.2
Total debt	474.5	488.1
Less current maturities	.7	.7
Total long-term debt	$473.8	$487.4

Senior Secured Notes - At March 31, 2018, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $7.5 million.

Revolving credit facilities – During the first three months of 2018, we had no borrowings or repayments under our North American revolving credit facility and our European revolving credit facility.  At March 31, 2018, approximately $115.2 million was available for additional borrowing under the North American revolving credit facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (“EBITDA”) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2018 and the net debt to EBITDA financial test, the full €90 million amount of the credit facility ($110.8 million) is available for borrowing at March 31, 2018.

Other - We are in compliance with all of our debt covenants at March 31, 2018.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2017	2018
	(In millions)
Accounts payable	$107.9	$117.4
Employee benefits	27.0	31.1
Accrued sales discounts and rebates	11.7	27.5
Payable to affiliate - LPC	16.2	13.7
Other	43.0	38.2
Total	$205.8	$227.9

Note 8 - Other noncurrent liabilities:

	December 31,	March 31,
	2017	2018
	(In millions)
Employee benefits	$8.5	$8.9
Other	13.0	13.7
Total	$21.5	$22.6

Note 9 - Revenue recognition:

Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms.  Effective January 1, 2018 with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), see Note 15, we record revenue when we satisfy our performance obligation to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and such payment is probable of occurring.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery) that are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized. Sales arrangements with consignment customers occur when our product is shipped to a consignment customer location but we maintain control until the product is used in the customer’s manufacturing process.  In these instances, we recognize sales when the consignment customer uses our product, as control of our product has not passed to the customer until that time and all other revenue recognition criteria have been satisfied.

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products.  Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers.  As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and have not assessed whether a contract has a significant financing component.  We state sales net of price, early payment, and distributor discounts and volume rebates (collectively, variable consideration).  Variable consideration, to the extent present, is recognized as the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.  Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past.  Amounts received or receivable from our customers with respect to variable consideration we expect to refund to our customers is recognized as a current liability and classified as accrued sales discounts and rebates (see Note 7).  We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Frequently, we receive orders for products to be delivered over dates that may extend across reporting periods. We invoice for each delivery upon shipment and recognize revenue for each distinct shipment when all sales recognition criteria for that shipment have been satisfied. As scheduled delivery dates for these orders are within a one year period, under the optional exemption provided by ASC 606, we do not disclose sales allocated to future shipments of partially completed contracts.

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (as required by ASC 606).

	Three months ended
	March 31,
	2017	2018
	(In millions)
Net sales - point of origin:
Germany	$183.6	$234.5
United States	205.7	196.8
Canada	77.9	71.6
Belgium	58.1	69.7
Norway	47.3	53.1
Eliminations	(202.8)	(195.3)
Total	$369.8	$430.4

Net sales - point of destination:
Europe	$179.7	$233.9
North America	124.0	127.0
Other	66.1	69.5
Total	$369.8	$430.4

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2017	2018
	(In millions)
Service cost	$2.7	$3.0
Interest cost	3.3	3.6
Expected return on plan assets	(2.5)	(3.4)
Amortization of prior service cost	.1	.1
Recognized actuarial losses	3.2	3.5
Total	$6.8	$6.8

The components of net periodic postretirement benefits other than pension (“OPEB”) cost are presented in the table below.

	Three months ended
	March 31,
	2017	2018
	(In millions)
Interest cost	$.1	$.1
Amortization of prior service credit	(.1)	(.2)
Recognized actuarial losses	-	.1
Total	$-	$-

Upon the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, our net periodic defined benefit pension cost and other postretirement benefit cost, other than the service cost component, is presented as a separate line item (“Other components of net periodic pension and OPEB cost”) in our Condensed Consolidated Statements of Income for all periods presented.  See Note 15.

We expect our 2018 contributions for our pension and other postretirement plans to be approximately $17 million.

Note 11 - Income taxes:

	Three months ended
	March 31,
	2017	2018
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$16.7	$20.9
Non-U.S. tax rates	(2.4)	7.1
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	1.2	.4
Valuation allowance	(5.0)	-
Adjustment to reserve for uncertain tax positions, net	-	1.4
Canada-Germany APA	-	(1.4)
Nondeductible expenses	-	.3
U.S. state income tax and other, net	.5	.3
Income tax expense	$11.0	$29.0

Comprehensive provision for income taxes allocable to:
Net income	$11.0	$29.0
Other comprehensive income (loss):
Pension plans	.2	1.1
Marketable securities	(.1)	-
Interest rate swap	.3	-
Total	$11.4	$30.1

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35% in 2017 and 21% in 2018.  The amount shown on such table for incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current-year change in the aggregate amount of undistributed earnings of our Canadian subsidiary and, beginning in 2018, the post-1986 undistributed earnings of our European subsidiaries (such post-1986 undistributed earnings were subject to a permanent reinvestment plan until December 31, 2017) and (ii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

We have substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017, and during the first quarter of 2017 we recognized an aggregate non-cash deferred income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period.  As also discussed in the 2017 Annual Report, at June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.

As discussed in the 2017 Annual Report, on December 22, 2017, the 2017 Tax Act was enacted into law. This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implemented a territorial tax system and imposed a one-time repatriation tax (“Transition Tax”) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018;  (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (“GILTI”) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (“BEAT”) beginning in 2018; and (vi) amended the rules limiting the deduction for business interest expense beginning in 2018.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

Under GAAP, we are required to revalue our net deferred tax asset associated with our U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net deductible temporary differences was based on our net deferred tax asset as of December 31, 2017.  Such revaluation was recognized in continuing operations and was not material to us.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 and is netted with our current receivables from affiliates (income taxes receivable from Valhi) classified as a current asset in our Condensed Consolidated Balance Sheet, and the remaining $70.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Condensed Consolidated Balance Sheet and will be paid in increments over the remainder of the eight year period.  We have not made any measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because no new information became available during the period that required an adjustment.  We are continuing to gather information and await further guidance, primarily from the state jurisdictions in which we operate and, given the complexities of these new rules and the long time period over which information about our subsidiaries is needed, further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We have not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first quarter of 2018.  However, we recorded a provisional non-cash deferred income tax expense of $.4 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in the first quarter of 2018.  We are continuing our review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which we operate that may impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 and March 31, 2018 are required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, we performed an analysis of GILTI’s impact on our provision and determined the impact is not material.  Because the impact is not material to our tax provision, we have not recorded any adjustments related to potential GILTI tax in our financial statements in the first quarter of 2018.  Further, we have not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  We will complete our policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if we determine such policy election impacts our provision, we will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, we have evaluated the tax impact of BEAT on our tax provision in the first quarter of 2018 and determined that the tax law has no material impact on our tax provision as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.

None of our U.S. and non-U.S. tax returns are currently under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 we filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.  During the third quarter of 2017, our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  During the first quarter of 2018, our German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany (the “Germany- Canada APA”) effective for tax years 2005 - 2017.  We recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between our German and Canadian subsidiaries.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  During the first quarter of 2018, we recognized a $1.4 million increase to our reserve for uncertain tax positions.  We believe the ultimate disposition of any future tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We do not expect our unrecognized tax benefits to materially change during the next twelve months.

Note 12 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities, Note 10 for discussion of our defined benefit pension plans and OPEB plans, and Note 14 for discussion of our interest rate swap contract.

	Three months ended
	March 31,
	2017	2018
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(269.6)	$(211.9)
Other comprehensive income	9.0	10.7
Balance at end of period	$(260.6)	$(201.2)

Marketable securities:
Balance at beginning of period	$1.8	$4.8
Change in accounting principle	-	(4.8)
Balance at beginning of period, as adjusted	1.8	-
Other comprehensive loss - unrealized losses arising during the period	(.2)	-
Balance at end of period	$1.6	$-

Defined benefit pension plans:
Balance at beginning of period	$(184.8)	$(172.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	3.1	2.4
Balance at end of period	$(181.7)	$(170.4)

OPEB plans:
Balance at beginning of period	$1.8	$1.2
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)
Balance at end of period	$1.7	$1.1

Interest rate swap:
Balance at beginning of period	$(2.0)	$-
Other comprehensive income - reclassification adjustment for amounts included in earnings	.6	-
Balance at end of period	$(1.4)	$-

Total accumulated other comprehensive loss:
Balance at beginning of period	$(452.8)	$(378.7)
Change in accounting principle	-	(4.8)
Balance at beginning of period, as adjusted	(452.8)	(383.5)
Other comprehensive income	12.4	13.0
Balance at end of period	$(440.4)	$(370.5)

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2017 and March 31, 2018:

Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(In millions)
Asset:
December 31, 2017 -
Noncurrent marketable securities (See Note 4)	$10.7	$10.7	$-	$-

March 31, 2018 -
Noncurrent marketable securities (See Note 4)	$10.5	$10.5	$-	$-

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

During 2017 and the first quarter of 2018, we had no currency forward contracts outstanding.

Interest rate swap contract – See the 2017 Annual Report for a discussion of the interest rate swap we had entered into in August 2015, and which was voluntarily terminated in September 2017.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2017 and March 31, 2018.

	December 31, 2017		March 31, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$323.7	$323.7	$365.9	$365.9
Long-term debt -
Fixed rate Senior Notes	471.1	495.1	484.9	506.6
Common stockholders' equity	754.3	2,986.8	818.3	2,619.4

At March 31, 2018, the estimated market price of our Senior Notes was €1,029 per €1,000 principal amount.  The fair value of our Senior Notes is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade are not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.

Note 15 - Recent accounting pronouncements:

Adopted

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) for all contracts which were not completed as of January 1, 2018 using the modified retrospective method.  Prior to adoption of this standard, we recorded sales when our products were shipped and title and other risks and rewards of ownership had passed to our customer, which was generally at the time of shipment (although in some instances shipping terms were FOB destination point, for which we did not recognize revenue until the product was received by our customer).  Following adoption of this standard, we record sales when we satisfy our performance obligation to our customers by transferring control of our products to them, which we have determined is at the same point in time as when we would have recognized revenue prior to adoption of this new standard.  Accordingly, the adoption of Topic 606 as of January 1, 2018 did not have a material impact on our consolidated financial statements, and we believe adoption of this standard will have a minimal effect on our revenues on an ongoing basis.  See Note 9.

On January 1, 2018, we adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects related to the recognition, measurement, presentation and disclosure of financial instruments.  The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to generally be measured at fair value with changes in fair value recognized in net income (previously, changes in fair value of such securities were recognized in other comprehensive income).  The amendment also requires a number of other changes, including among others:  simplifying the impairment assessment for equity instruments without readily determinable fair values; eliminating the requirement for public business entities to disclose methods and assumptions used to determine fair value for financial instruments measured at amortized cost; requiring an exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and liabilities by measurement category and form of asset.  We adopted the new standard prospectively.  The most significant aspect of adopting this ASU is the requirement to recognize changes in fair value of our available-for-sale marketable equity securities in net income. At December 31, 2017, our entire portfolio of marketable securities consisted of marketable equity securities.  Upon adoption of the ASU on January 1, 2018, the entire balance of our accumulated other comprehensive income related to marketable securities of $4.8 million was reclassified to our beginning retained earnings pursuant to the transition requirements of the ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). We adopted the amendments in ASU 2017-07 beginning in the first quarter of 2018, with retrospective presentation in our Condensed Consolidated Statements of Income.  We began applying ASU 2017-07 prospectively beginning on January 1, 2018 as it relates to the capitalization of the service cost component of net benefit cost into assets (primarily inventory).  We are availing ourselves of the practical expedient that permits us to use amounts we previously disclosed as components of our net periodic defined benefit pension and OPEB cost for periods prior to the adoption of this ASU as the estimation basis for applying the retrospective presentation requirements.  As a result we have reclassified $2.6 million and $1.5 million previously classified as part of cost of sales and selling, general and administrative expenses, respectively, for the three months ended March 31, 2017 to Other components of net periodic pension and OPEB cost in our Condensed Consolidated Statement of Income.

 Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.  The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.  The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 discussed in Note 17 to our 2017 Annual Report, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial products.  For the three months ended March 31, 2018, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $70.7 million, or $.61 per share, in the first quarter of 2018 as compared to net income of $36.8 million, or $.32 per share, in the first quarter of 2017.  We reported higher net income in the first quarter of 2018 as compared to the first quarter of 2017 primarily due to higher income from operations resulting from the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Our results in the first quarter of 2017 include a non-cash deferred income tax benefit of $5.0 million ($.04 per share) as a result of a net decrease in our deferred income tax asset valuation allowance associated with our German and Belgian operations.

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

Results of operations

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices rose throughout 2017 and into the first quarter of 2018.  Our average TiO2 selling prices at the end of 2017 were 27% higher than at the end of 2016.  Our average selling prices at the end of the first quarter of 2018 were 4% higher than at the end of 2017, with higher prices in the European, North American and export markets, partially offset by lower prices in Latin America.  We experienced lower sales volumes in all major markets in the first quarter of 2018 as compared to the record sales volumes achieved in the same period of 2017.

We operated our production facilities at approximately 95% of practical capacity in the first quarter of 2018 compared to full practical capacity utilization rates in the first quarter of 2017.

Due to a moderate rise in the cost of third-party feedstock ore we procured in 2017, our cost of sales per metric ton of TiO2 sold in the first three months of 2018 was higher as compared to the first three months of 2017 (excluding the effect of changes in currency exchange rates).

Quarter ended March 31, 2018 compared to the quarter ended March 31, 2017

	Three months ended March 31,
	2017		2018
	(Dollars in millions)
Net sales	$369.8	100%	$430.4	100%
Cost of sales	263.8	71	255.6	59
Gross margin	106.0	29	174.8	41
Other operating income and expense, net	49.6	14	67.3	16
Income from operations	$56.4	15%	$107.5	25%

				% Change
TiO2 operating statistics:
Sales volumes*	143		125	(13)%
Production volumes*	145		133	(8)%
Percentage change in net sales:
TiO2 product pricing				26%
TiO2 sales volumes				(13)
TiO2 product mix/other				(5)
Changes in currency exchange rates				8
Total				16%

*	Thousands of metric tons

Net sales - Net sales in the first quarter of 2018 increased 16%, or $60.6 million, compared to the first quarter of 2017 primarily due to the net effect of a 26% increase in average TiO2 selling prices (which increased net sales by approximately $96 million) and a 13% decrease in sales volumes (which decreased net sales by approximately $48 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 13% in the first quarter of 2018 as compared to the record first quarter sales volumes of 2017 primarily due to lower sales in all major markets resulting from a controlled ramp-up in January 2018 as we brought the second phase of our new global enterprise resource planning system online, and as inventory levels remained tight (in part due to lower production volumes in the first quarter of 2018, as discussed below) we undertook efforts to assure adequate supply during the spring and summer months.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $31 million as compared to the first quarter of 2017.

Cost of sales and gross margin - Cost of sales decreased $8.2 million or 3% in the first quarter of 2018 compared to the first quarter of 2017 due to the net effect of a 13% decrease in sales volumes, an 8% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $12 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the first quarter of 2018 compared to the record production volumes in the first quarter of 2017 was primarily due to the timing of scheduled maintenance at certain facilities in 2018 as well as the implementation of a productivity-enhancing improvement project at our Belgian facility.  Our cost of sales as a percentage of net sales decreased to 59% in the first quarter of 2018 compared to 71% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and  higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 41% in the first quarter of 2018 compared to 29% in the first quarter of 2017.  As discussed and quantified above, our gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Other operating income and expense, net - Other operating income and expense, net in the first quarter of 2018 was $67.3 million, an increase of $17.7 million compared to the first quarter of 2017.  Other operating income and expense, net increased in 2018 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system, higher sales support costs and currency fluctuations (primarily the euro).

Income from operations - Income from operations increased by $51.1 million in the first quarter of 2018 compared to the first quarter of 2017.  Income from operations as a percentage of net sales increased to 25% in the first quarter of 2018 from 15% in the same period of 2017.  This increase was driven by the increase in gross margin, discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $1 million in the first quarter of 2018 as compared to the same period in 2017, as discussed below.

Other non-operating income (expense) - Other components of net periodic pension and OPEB cost in the first quarter of 2018 was comparable to the first quarter of 2017.  See Notes 10 and 15 to our Condensed Consolidated Financial Statements.  Interest expense in the first quarter of 2018 was comparable to the first quarter of 2017.  We currently expect our interest expense for all of 2018 will be comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of our Senior Secured Notes would be offset by lower average interest rates on outstanding indebtedness.

Income tax expense - We recognized income tax expense of $29.0 million in the first quarter of 2018 compared to $11.0 million in the first quarter of 2017.  The difference is primarily due to the net effects of higher income from operations in the first quarter of 2018 which is partially offset by the decrease in U.S. Federal income tax rate as discussed below.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.  Prior to 2018, the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017, and during the first quarter of 2017 we recognized an aggregate non-cash deferred income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period.  As also discussed in the 2017 Annual Report, at June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.

As discussed in the 2017 Annual Report, on December 22, 2017, the 2017 Tax Act was enacted into law.  This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implemented a territorial tax system and imposed a one-time repatriation tax (“Transition Tax”) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018; (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (“GILTI”) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (“BEAT”) beginning in 2018; and (vi) amended the rules limiting the deduction for business interest expense beginning in 2018. Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

Under GAAP, we are required to revalue our net deferred tax asset associated with our U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net deductible temporary differences was based on our net deferred tax asset as of December 31, 2017.  Such revaluation was recognized in continuing operations and was not material to us.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 and is netted with our current receivables from affiliates (income taxes receivable from Valhi) classified as a current asset in our Condensed Consolidated Balance Sheet, and the remaining $70.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Condensed Consolidated Balance Sheet and will be paid in increments over the remainder of the eight year period.  We have not made any measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because no new information became available during the period that required an adjustment.  We are continuing to gather information and await further guidance, primarily from the state jurisdictions in which we operate and, given the complexities of these new rules and the long time period over which information about our subsidiaries is needed, further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We have not made any measurement-period adjustments to the provisional amounts recorded at

December 31, 2017 for this item during the first quarter of 2018.  However, we recorded a provisional non-cash deferred income tax expense of $.4 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in the first quarter of 2018.  We are continuing our review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which we operate that may impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 and March 31, 2018 are required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, we performed an analysis of GILTI’s impact on our provision and determined the impact is not material.  Because the impact is not material to our tax provision, we have not recorded any adjustments related to potential GILTI tax in our financial statements in the first quarter of 2018.  Further, we have not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  We will complete our policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if we determine such policy election impacts our provision, we will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, we have evaluated the tax impact of BEAT on our tax provision in the first quarter of 2018 and determined that the tax law has no material impact on our tax provision as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.

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

Impact of changes in currency exchange rates three months ended March 31, 2018 vs March 31, 2017

	Transaction losses recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$31	$31
Income from operations	-	(5)	(5)	6	1

The $31 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2018 as compared to 2017.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2018 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $1 million increase in income from operations was comprised of the following:

•

Approximately $5 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $6 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Outlook

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

The cost of third-party feedstock ore we purchased in the first quarter of 2018 was higher as compared to the fourth quarter of 2017, and such higher cost feedstock ore will be reflected in our results of operations beginning in the second quarter of 2018.  We expect our cost of sales per metric ton of TiO2 sold in 2018 will be moderately higher than our per-metric ton cost in 2017 primarily due to higher third-party feedstock ore costs.

We started 2018 with average selling prices 27% higher than the beginning of 2017, and average selling prices increased by an additional 4% in the first three months of 2018.  Industry data indicates that overall TiO2 inventory held by producers remained at low levels throughout 2017 and into the first quarter of 2018.  We continue to see evidence of strong demand for our TiO2 products across nearly all segments, which could lead to additional selling price increases during the remainder of 2018 (although the magnitude of selling price increases we would achieve for all of 2018 would not be expected to be comparable to the magnitude of selling price increases we achieved during 2017).

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

Cash provided by operating activities was $58.2 million in the first three months of 2018 compared to $41.6 million in the first three months of 2017.  This $16.6 million increase in the amount of cash provided was primarily due to the net effect of the following:

•	higher income from operations in 2018 of $51.1 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2018 of $28.3 million as compared to 2017,
•	higher cash paid for taxes in 2018 of $11.9 million due to our increased profitability,
•	higher net distributions from our TiO2 manufacturing joint venture in 2018 of $8.6 million, primarily due to the timing of the joint venture’s working capital needs, and
•	higher cash paid for interest in 2018 of $4.9 million due to changes in the relative timing of debt service interest payments on our outstanding debt obligations.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, increased from December 31, 2017 to March 31, 2018, primarily as a result of relative changes in the timing of collections, and
•	Our average days sales in inventory, or DSI, increased from December 31, 2017 to March 31, 2018 principally due to higher inventory volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2016	March 31, 2017	December 31, 2017	March 31, 2018
DSO	65 days	66 days	63 days	76 days
DSI	71 days	67 days	62 days	77 days

Investing activities

Our capital expenditures of $11.9 million and $15.2 million in the first three months of 2017 and 2018, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.  In addition, approximately $3.2 million and $1.7 million, respectively, of such capital expenditures relate to the implementation of our new accounting and manufacturing system.

In addition, during the first quarter of 2018 we loaned $.8 million and subsequently collected $14.4 million under our unsecured revolving demand promissory note with Valhi.

Financing activities

During the first three months of 2018, we paid quarterly dividends to stockholders aggregating $.17 per share ($19.7 million).  We paid quarterly dividends aggregating $.15 per share ($17.4 million) during the first quarter of 2017.

Outstanding debt obligations

At March 31, 2018, our consolidated debt comprised:

•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($484.9 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and
•	approximately $3.2 million of other indebtedness.

Our North American and European revolvers and our Senior Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2018) are discussed in Note 8 to our Consolidated Financial Statements included in our 2017 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2018.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At March 31, 2018, we had aggregate cash, cash equivalents and restricted cash on hand of $365.9 million, of which $218.1 million was held by non-U.S. subsidiaries.  Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  At March 31, 2018, we had approximately $115.2 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended March 31, 2018, the full €90.0 million amount of the credit facility ($110.8 million) was available for borrowing at March 31, 2018.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2019) and our long-term obligations (defined as the five-year period ending March 31, 2023, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $67 million in capital expenditures primarily to maintain and improve our existing facilities during 2018, including the $15.2 million we have spent through March 31, 2018.

Stock repurchase program

At March 31, 2018, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2017 Annual Report.

Commitments and contingencies

See Notes 11 and 13 to the Condensed Consolidated Financial Statements for a description of certain income tax contingencies and legal proceedings.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates, equity security and raw material prices.  There have been no material changes in these market risks since we filed our 2017 Annual Report.  See also Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2017 Annual Report, and Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2018.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

In January 2018, we implemented a new enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance.  We believe we have maintained appropriate internal control over financial reporting during such implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and our 2017 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2017 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2018.

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

Kronos Worldwide, Inc.
(Registrant)

Date: May 8, 2018	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2018	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)