Form 10-Q
period 2018-06-30
KRONOS WORLDWIDE INC
filed 2018-08-07
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on July 31, 2018:  115,907,698.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	June 30,
	2017	2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$322.0	$431.9
Restricted cash	1.7	1.3
Accounts and other receivables	346.5	372.3
Inventories, net	382.3	412.0
Prepaid expenses and other	10.0	13.0

Total current assets	1,062.5	1,230.5

Other assets:
Investment in TiO2 manufacturing joint venture	86.5	80.3
Marketable securities	10.7	8.3
Note receivable from Valhi	13.6	-
Deferred income taxes	139.2	118.6
Other	5.5	5.3

Total other assets	255.5	212.5

Property and equipment:
Land	42.0	41.1
Buildings	221.6	214.8
Equipment	1,103.2	1,106.5
Mining properties	115.7	119.1
Construction in progress	52.6	31.2
	1,535.1	1,512.7
Less accumulated depreciation and amortization	1,028.7	1,025.3

Net property and equipment	506.4	487.4

Total assets	$1,824.4	$1,930.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	June 30,
	2017	2018
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$.7	$.7
Accounts payable and accrued liabilities	205.8	219.8
Income taxes	25.0	44.9

Total current liabilities	231.5	265.4

Noncurrent liabilities:
Long-term debt	473.8	460.9
Accrued pension costs	254.2	246.0
Accrued postretirement benefits costs	7.7	7.3
Payable to affiliate	70.1	64.0
Deferred income taxes	11.3	11.5
Other	21.5	21.7

Total noncurrent liabilities	838.6	811.4

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.0	1,399.1
Retained deficit	(267.2)	(153.4)
Accumulated other comprehensive loss	(378.7)	(393.3)

Total stockholders' equity	754.3	853.6

Total liabilities and stockholders' equity	$1,824.4	$1,930.4

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(unaudited)
Net sales	$441.4	$471.8	$811.2	$902.2
Cost of sales	309.0	300.0	572.8	555.6

Gross margin	132.4	171.8	238.4	346.6

Selling, general and administrative expense	51.0	58.0	96.3	116.4
Other operating income (expense):
Currency transactions, net	(3.5)	9.8	(3.7)	4.8
Other operating expense, net	(3.6)	(3.7)	(7.7)	(7.6)

Income from operations	74.3	119.9	130.7	227.4

Other income (expense):
Interest and dividend income	.1	1.2	.3	2.2
Marketable equity securities	-	(2.2)	-	(2.4)
Other components of net periodic pension and OPEB cost	(4.2)	(3.8)	(8.3)	(7.6)
Interest expense	(4.8)	(5.0)	(9.5)	(9.8)

Income before income taxes	65.4	110.1	113.2	209.8

Income tax expense (benefit)	(131.1)	32.4	(120.1)	61.4

Net income	$196.5	$77.7	$233.3	$148.4

Net income per basic and diluted share	$1.70	$.67	$2.01	$1.28

Cash dividends per share	$.15	$.17	$.30	$.34

Weighted average shares used in the calculation of net income per share	115.9	115.9	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(unaudited)
Net income	$196.5	$77.7	$233.3	$148.4

Other comprehensive income (loss), net of tax:
Currency translation	14.8	(25.2)	23.8	(14.5)
Defined benefit pension plans	.8	2.5	3.9	4.9
Other postretirement benefit plans	(.1)	(.1)	(.2)	(.2)
Marketable securities	(.4)	-	(.6)	-
Interest rate swap	(.4)	-	.2	-

Total other comprehensive income (loss), net	14.7	(22.8)	27.1	(9.8)

Comprehensive income	$211.2	$54.9	$260.4	$138.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2018

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2017	$1.2	$1,399.0	$(267.2)	$(378.7)	$754.3
Change in accounting principle - ASU 2016-01	-	-	4.8	(4.8)	-
Balance at January 1, 2018, as adjusted	1.2	1,399.0	(262.4)	(383.5)	754.3

Net income	-	-	148.4	-	148.4
Other comprehensive loss, net of tax	-	-	-	(9.8)	(9.8)
Issuance of common stock	-	.1	-	-	.1
Dividends paid	-	-	(39.4)	-	(39.4)

Balance at June 30, 2018	$1.2	$1,399.1	$(153.4)	$(393.3)	$853.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$233.3	$148.4
Depreciation and amortization	20.2	24.5
Deferred income taxes	(144.4)	17.2
Marketable equity securities	-	2.4
Benefit plan expense greater than cash funding	5.1	4.0
Distributions from TiO2 manufacturing joint venture, net	8.4	4.8
Other, net	.9	1.8
Change in assets and liabilities:
Accounts and other receivables	(75.1)	(59.6)
Inventories	22.9	(40.4)
Prepaid expenses	2.5	(3.2)
Accounts payable and accrued liabilities	15.2	24.0
Income taxes	6.5	20.4
Accounts with affiliates	2.6	23.3
Other, net	3.5	2.1

Net cash provided by operating activities	101.6	169.7

Cash flows from investing activities:
Capital expenditures	(26.6)	(24.8)
Loan to Valhi:
Loans	-	(2.6)
Collections	-	16.2

Net cash used in investing activities	(26.6)	(11.2)

Cash flows from financing activities:
Indebtedness:
Borrowings	160.8	-
Principal payments	(146.3)	(.3)
Deferred financing fees	(.1)	-
Dividends paid	(34.8)	(39.4)

Net cash used in financing activities	(20.4)	(39.7)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	54.6	118.8
Currency translation	8.5	(9.3)
Balance at beginning of period	52.3	323.7

Balance at end of period	$115.4	$433.2

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$8.5	$9.3
Income taxes	12.2	11.5
Accrual for capital expenditures	4.1	1.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2018, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018 (“2017 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the reversal of the deferred income tax asset valuation allowance recognized in the second quarter of 2017, as discussed in Note 11), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2018 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	June 30,
	2017	2018
	(In millions)
Trade receivables	$301.4	$350.8
Recoverable VAT and other receivables	19.0	19.5
Receivable from affiliates:
Income taxes, net - Valhi	15.3	-
Louisiana Pigment Company, L.P. ("LPC")	8.9	-
Other	3.2	3.3
Refundable income taxes	.1	-
Allowance for doubtful accounts	(1.4)	(1.3)
Total	$346.5	$372.3

Note 3 - Inventories, net:

	December 31,	June 30,
	2017	2018
	(In millions)
Raw materials	$106.9	$89.3
Work in process	20.8	33.1
Finished products	191.5	225.6
Supplies	63.1	64.0
Total	$382.3	$412.0

Note 4 - Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of related parties: Valhi, NL and CompX International Inc.  NL owns the majority of CompX’s outstanding common stock.  All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security.   Prior to 2018, any unrealized gains or losses on the securities were recognized through other comprehensive income, net of deferred income taxes.  Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, all of our marketable equity securities will continue to be carried at fair value as noted above, but any unrealized gains or losses on the securities are now recognized in Marketable equity securities on our Condensed Consolidated Statements of Income.  The fair value of our equity securities represent a Level 1 input within the fair value hierarchy.  See Note 14.

	Fair value
	measurement	Market	Cost
Marketable security	level	value	basis	Unrealized gain
		(In millions)
December 31, 2017:
Valhi common stock	1	$10.6	$3.2	$7.4
NL and CompX common stocks	1.1		.1	-
Total		$10.7	$3.3	$7.4

June 30, 2018:
Valhi common stock	1	$8.2	$3.2	$5.0
NL and CompX common stocks	1.1		.1	-
Total		$8.3	$3.3	$5.0

At December 31, 2017 and June 30, 2018, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2017 and June 30, 2018, the quoted per share market price of Valhi’s common stock was $6.17 and $4.76, respectively.  During the first six months of 2018 we recognized a loss of $2.4 million related to the aggregate net change in market value of our marketable equity securities during such period.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	June 30,
	2017	2018
	(In millions)
Pension asset	$1.6	$3.2
Deferred financing costs, net	1.1	1.0
Other	2.8	1.1
Total	$5.5	$5.3

Note 6 - Long-term debt:

	December 31,	June 30,
	2017	2018
	(In millions)
Kronos International, Inc. 3.75% Senior Secured Notes	$471.1	$458.6
Other	3.4	3.0
Total debt	474.5	461.6
Less current maturities	.7	.7
Total long-term debt	$473.8	$460.9

Senior Secured Notes - At June 30, 2018, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $6.8 million.

Revolving credit facilities – During the first six months of 2018, we had no borrowings or repayments under our North American revolving credit facility and our European revolving credit facility.  At June 30, 2018, approximately $118.1 million was available for additional borrowing under the North American revolving credit facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (“EBITDA”) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of June 30, 2018 and the net debt to EBITDA financial test, the full €90 million amount of the credit facility ($104.7 million) is available for borrowing at June 30, 2018.

Other - We are in compliance with all of our debt covenants at June 30, 2018.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2017	2018
	(In millions)
Accounts payable	$107.9	$120.6
Employee benefits	27.0	20.6
Accrued sales discounts and rebates	11.7	18.7
Payable to affiliates:
LPC	16.2	12.4
Income taxes, net - Valhi	-	5.2
Other	43.0	42.3
Total	$205.8	$219.8

Note 8 - Other noncurrent liabilities:

	December 31,	June 30,
	2017	2018
	(In millions)
Employee benefits	$8.5	$8.4
Other	13.0	13.3
Total	$21.5	$21.7

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In millions)
Net sales - point of origin:
Germany	$231.9	$257.7	$415.5	$492.2
United States	208.6	208.9	414.3	405.7
Canada	79.9	82.2	157.8	153.8
Belgium	72.0	68.9	130.1	138.6
Norway	51.3	56.5	98.6	109.6
Eliminations	(202.3)	(202.4)	(405.1)	(397.7)
Total	$441.4	$471.8	$811.2	$902.2

Net sales - point of destination:
Europe	$226.6	$238.5	$406.3	$472.4
North America	138.1	143.6	262.1	270.6
Other	76.7	89.7	142.8	159.2
Total	$441.4	$471.8	$811.2	$902.2

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In millions)
Service cost	$2.8	$2.9	$5.5	$5.9
Interest cost	3.4	3.6	6.7	7.2
Expected return on plan assets	(2.5)	(3.2)	(5.0)	(6.6)
Amortization of prior service cost	.1	-	.2	.1
Recognized actuarial losses	3.3	3.5	6.5	7.0
Total	$7.1	$6.8	$13.9	$13.6

The components of net periodic postretirement benefits other than pension (“OPEB”) cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In millions)
Service cost	$.1	$.1	$.1	$.1
Interest cost	-	-	.1	.1
Amortization of prior service credit	(.2)	(.1)	(.3)	(.3)
Recognized actuarial losses	.1	-	.1	.1
Total	$-	$-	$-	$-

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

We expect our 2018 contributions for our pension and other postretirement plans to be approximately $17 million.

Note 11 - Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$22.9	$23.2	$39.6	$44.1
Non-U.S. tax rates	(2.4)	7.9	(4.8)	15.0
Incremental net tax expense on earnings and losses of U.S. and non-U.S. companies	5.4	.7	6.6	1.1
Valuation allowance	(157.6)	-	(162.6)	-
Adjustment to reserve for uncertain tax positions, net	.3	-	.5	1.4
Canada-Germany APA	-	-	-	(1.4)
Other, net	.3	.6	.6	1.2
Income tax expense (benefit)	$(131.1)	$32.4	$(120.1)	$61.4

Comprehensive provision for income taxes (benefit) allocable to:
Net income	$(131.1)	$32.4	$(120.1)	$61.4
Other comprehensive income (loss):
Currency translation	13.3	-	13.3	-
Pension plans	1.9	1.1	2.1	2.2
OPEB plans	(.1)	(.1)	(.1)	(.1)
Marketable securities	(.2)	-	(.3)	-
Interest rate swap	(.2)	-	.1	-
Total	$(116.4)	$33.4	$(105.0)	$63.5

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35% in 2017 and 21% in 2018.  The amount shown on such table for incremental net tax expense on earnings and losses of U.S. and non-U.S. companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current-year change in the aggregate amount of undistributed earnings of our Canadian subsidiary and, beginning in 2018, deferred income taxes (or deferred income tax benefits) associated with the current-year earnings of all of our non-U.S. subsidiaries (the undistributed earnings of our European subsidiaries were subject to a permanent reinvestment plan until December 31, 2017) and (ii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

We have substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  During the first six months of 2017, we recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period, including $7.7 million in the second quarter of 2017.  As also discussed in the 2017 Annual Report, at June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e., 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.  Accordingly, our income tax benefit in calendar 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.  Our deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

As discussed in the 2017 Annual Report, on December 22, 2017, the 2017 Tax Act was enacted into law. This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implemented a territorial tax system and imposed a one-time repatriation tax (“Transition Tax”) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018;  (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (“GILTI”) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (“BEAT”) beginning in 2018; and (ix) amended the rules limiting the deduction for business interest expense beginning in 2018.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

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

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 (for the 2017 tax year) and $3.1 million which was paid in June 2018 (for the 2018 tax year).  Of the remaining $67.0 million, $64.0 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Condensed Consolidated Balance Sheet at June 30, 2018, and $3.0 million is included with our current payable to affiliate (income taxes payable to Valhi) classified as a current liability.  Such remaining amount will be paid in quarterly increments over the remainder of the eight year period.  We have not made any measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  We are continuing to gather information and await further guidance, primarily from the state jurisdictions in which we operate and, given the complexities of these new rules and the long time period over which information about our subsidiaries is needed, further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-

cash deferred income tax expense of $4.5 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We have not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first six months of 2018.  However, we recorded a provisional non-cash deferred income tax expense of $1.7 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in the first six months of 2018, including withholding taxes related to the undistributed earnings of our Canadian subsidiary.  We are continuing our review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which we operate that may impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 and June 30, 2018 are required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, we performed an analysis of GILTI’s impact on our provision and determined the impact is not material.  Because the impact is not material to our tax provision, we have not recorded any adjustments related to potential GILTI tax in our financial statements in the first six months of 2018.  Further, we have not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  We will complete our policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if we determine such policy election impacts our provision, we will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, we have evaluated the tax impact of BEAT on our tax provision in the first half of 2018 and determined that the tax law has no material impact on our tax provision as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.

None of our U.S. and non-U.S. tax returns are currently under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 we filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.  During the third quarter of 2017, our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  During the first quarter of 2018, our German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany (the “Germany-Canada APA”) effective for tax years 2005 - 2017.  In the first quarter of 2018, we recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between our German and Canadian subsidiaries.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  During the first half of 2018, we recognized a $1.4 million increase to our reserve for uncertain tax positions (recognized in the first quarter of 2018).  We believe the ultimate disposition of any future tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We do not expect our unrecognized tax benefits to materially change during the next twelve months.

Note 12 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities, Note 10 for discussion of our defined benefit pension plans and OPEB plans, and Note 14 for discussion of our interest rate swap contract.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(260.6)	$(201.2)	$(269.6)	$(211.9)
Other comprehensive income (loss)	14.8	(25.2)	23.8	(14.5)
Balance at end of period	$(245.8)	$(226.4)	$(245.8)	$(226.4)

Defined benefit pension plans:
Balance at beginning of period	$(181.7)	$(170.4)	$(184.8)	$(172.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.8	2.5	3.9	4.9
Balance at end of period	$(180.9)	$(167.9)	$(180.9)	$(167.9)

OPEB plans:
Balance at beginning of period	$1.7	$1.1	$1.8	$1.2
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.2)	(.2)
Balance at end of period	$1.6	$1.0	$1.6	$1.0

Marketable securities:
Balance at beginning of period	$1.6	$-	$1.8	$4.8
Change in accounting principle	-	-	-	(4.8)
Balance at beginning of period, as adjusted	1.6	-	1.8	-
Other comprehensive loss - unrealized losses arising during the period	(.4)	-	(.6)	-
Balance at end of period	$1.2	$-	$1.2	$-

Interest rate swap:
Balance at beginning of period	$(1.4)	$-	$(2.0)	$-
Other comprehensive income (loss):
Unrealized losses arising during the period	(.8)	-	(.8)	-
Reclassification adjustment for amounts included in earnings	.4	-	1.0	-
Balance at end of period	$(1.8)	$-	$(1.8)	$-

Total accumulated other comprehensive loss:
Balance at beginning of period	$(440.4)	$(370.5)	$(452.8)	$(378.7)
Change in accounting principle	-	-	-	(4.8)
Balance at beginning of period, as adjusted	(440.4)	(370.5)	(452.8)	(383.5)
Other comprehensive income (loss)	14.7	(22.8)	27.1	(9.8)
Balance at end of period	$(425.7)	$(393.3)	$(425.7)	$(393.3)

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

In March 2013, we were served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  As amended by plaintiffs’ third amended complaint (Harrison, Jan, et al v. E.I. Du Pont de Nemours and Company, et al), plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon and Tennessee that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In December 2017, the Court preliminarily approved a settlement agreement with the class plaintiffs.  In January 2018, without admitting any fault or wrongdoing, we paid an immaterial amount in full settlement of this matter.  We expect final approval of the settlement in the second half of 2018.

In September 2016, we were served with the complaint, Home Depot U.S.A., Inc. v. E.I. Dupont Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:16-cv-04865).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  The plaintiff alleges that it indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In June 2018, without admitting any fault or wrongdoing, we entered into a settlement agreement with the plaintiff and paid an immaterial amount in full settlement of this matter.

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2017 and June 30, 2018:

Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(In millions)
Asset:
December 31, 2017 -
Noncurrent marketable securities (See Note 4)	$10.7	$10.7	$-	$-

June 30, 2018 -
Noncurrent marketable securities (See Note 4)	$8.3	$8.3	$-	$-

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

During 2017 and the first six months of 2018, we had no currency forward contracts outstanding.

Interest rate swap contract – See the 2017 Annual Report for a discussion of the interest rate swap we had entered into in August 2015, and which was voluntarily terminated in September 2017.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2017		June 30, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$323.7	$323.7	$433.2	$433.2
Long-term debt -
Fixed rate Senior Notes	471.1	495.1	458.6	449.3
Common stockholders' equity	754.3	2,986.8	853.6	2,611.4

At June 30, 2018, the estimated market price of our Senior Notes was €965 per €1,000 principal amount.  The fair value of our Senior Notes is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade are not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). We adopted the amendments in ASU 2017-07 beginning in the first quarter of 2018, with retrospective presentation in our Condensed Consolidated Statements of Income.  We began applying ASU 2017-07 prospectively beginning on January 1, 2018 as it relates to the capitalization of the service cost component of net benefit cost into assets (primarily inventory).  We are availing ourselves of the practical expedient that permits us to use amounts we previously disclosed as components of our net periodic defined benefit pension and OPEB cost for periods prior to the adoption of this ASU as the estimation basis for applying the retrospective presentation requirements.  As a result we have reclassified $2.6 million and $1.6 million, respectively, for the second quarter of 2017 and $5.2 million and $3.1 million, respectively, for the six months ended June 30, 2017 previously classified as part of cost of sales and selling, general and administrative expenses to Other components of net periodic pension and OPEB cost in our Condensed Consolidated Statement of Income.

 Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.  The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.  The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are currently required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We expect to adopt ASU 2016-02 beginning in the first quarter of 2019.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 discussed in Note 17 to our 2017 Annual Report, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.  This ASU permits companies to elect certain practical expedients upon adoption, and at adoption we expect to elect such practical expedients related to, among other things, lease classification (in which existing leases classified as operating leases under current GAAP would be classified as an operating lease under the new ASU, and existing leases classified as a capital lease under current GAAP would be classified as a finance lease under the new ASU), nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, would be treated as a lease component and considered part of minimum lease rent payments), and short-term leases (in which leases with an original term of 12 months or less would be excluded from the recognition requirements of the new ASU).  In addition, in July 2018 the FASB issued ASU 2018-11, Leases (Topic 842), which amends the transition guidance in ASU 2016-02 to provide for an additional transition method, under which a company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and prior period financial statements would not be restated.  We expect to elect this new transition method upon adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial products.  For the six months ended June 30, 2018, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located in Europe and North America.

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

Executive summary

We reported income from operations of $119.9 million in the second quarter of 2018 as compared to $74.3 million in the second quarter of 2017.  We reported income from operations of $227.4 million in the first six months of 2018 as compared to $130.7 million in the first six months of 2017.  Our income from operations improved in the 2018 periods due to the net impact of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs as discussed below.

We reported net income of $77.7 million, or $.67 per share, in the second quarter of 2018 as compared to net income of $196.5 million, or $1.70 per share, in the second quarter of 2017.  For the first six months of 2018, we reported net income of $148.4 million, or $1.28 per share, compared to net income of $233.3 million, or $2.01 per share, in the first six months of 2017. We reported lower net income in the 2018 periods as compared to the 2017 periods primarily due to the recognition in 2017 of a non-cash deferred income tax benefit as a result of a net decrease in our deferred income tax asset valuation allowance associated with our German and Belgian operations ($157.6 million, or $1.36 per share, in the second quarter and $162.6 million, or $1.40 per share, in the year-to-date period).

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

Results of operations

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices rose throughout 2017 and the first half of 2018.  Our average TiO2 selling prices at the end of 2017 were 27% higher than at the end of 2016.  Our average selling prices at the end of the second quarter of 2018 were 4% higher than at the end of 2017, with most of such increase occurring in the first quarter.  Higher prices in the European, North American and export markets were partially offset by lower prices in Latin America (attributable to changes in customer mix).  We experienced lower sales volumes in all major markets in the first half of 2018 as compared to the record sales volumes achieved in the same period of 2017.

We operated our production facilities at overall average capacity utilization rates of 96% in the first six months of 2018 compared to full practical capacity utilization rates in the first six months of 2017.  The table below lists our comparative quarterly capacity utilization rates.

	Production Capacity Utilization Rates
	2017	2018
First quarter	100%	95%
Second quarter	100%	97%

Due to a moderate rise in the cost of third-party feedstock ore we procured in 2017 and the first half of 2018, our cost of sales per metric ton of TiO2 sold in the first six months of 2018 was higher as compared to the first six months of 2017 (excluding the effect of changes in currency exchange rates).

Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

	Three months ended June 30,
	2017		2018
	(Dollars in millions)
Net sales	$441.4	100%	$471.8	100%
Cost of sales	309.0	70	300.0	64
Gross margin	132.4	30	171.8	36
Selling, general and administrative expense	51.0	11	58.0	12
Other operating income (expense):
Currency transactions, net	(3.5)	(1)	9.8	2
Other operating expense, net	(3.6)	(1)	(3.7)	(1)
Income from operations	$74.3	17%	$119.9	25%

				% Change
TiO2 operating statistics:
Sales volumes*	157		137	(12)%
Production volumes*	141		136	(4)%
Percentage change in net sales:
TiO2 product pricing				20%
TiO2 sales volumes				(12)
TiO2 product mix/other				(6)
Changes in currency exchange rates				5
Total				7%

*	Thousands of metric tons

Net sales - Net sales in the second quarter of 2018 increased 7%, or $30.4 million, compared to the second quarter of 2017 primarily due to the net effect of a 20% increase in average TiO2 selling prices (which increased net sales by approximately $88 million) and a 12% decrease in sales volumes (which decreased net sales by approximately $53 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 12% in the second quarter of 2018 as compared to the record second quarter sales volumes of 2017 primarily due to lower sales in the European and export markets reflecting the effects of product availability issues during the quarter as well as reduced shipments as customer inventory levels returned to more normal levels, especially in European and export markets, partially offset by higher sales in the North American market.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $22 million as compared to the second quarter of 2017.

Cost of sales and gross margin - Cost of sales decreased $9.0 million or 3% in the second quarter of 2018 compared to the second quarter of 2017 due to the net effect of a 12% decrease in sales volumes, a 4% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $23 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the second quarter of 2018 compared to the production volumes in the second quarter of 2017 was primarily due to the timing of scheduled maintenance at certain facilities in 2018.  Our cost of sales as a percentage of net sales decreased to 64% in the second quarter of 2018 compared to 70% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and  higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 36% in the second quarter of 2018 compared to 30% in the second quarter of 2017.  As discussed and quantified above, our gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the second quarter of 2018 was $58.0 million, an increase of $7.0 million compared to the second quarter of 2017 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system and higher sales support costs.

Income from operations - Income from operations increased by $45.6 million, or 61%, in the second quarter of 2018 compared to the second quarter of 2017.  Income from operations as a percentage of net sales increased to 25% in the second quarter of 2018 from 17% in the same period of 2017.  This increase was driven by the increase in gross margin, discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $18 million in the second quarter of 2018 as compared to the same period in 2017, as discussed below.

Other non-operating income (expense) - Other components of net periodic pension and OPEB cost in the second quarter of 2018 was comparable to the second quarter of 2017.  See Notes 10 and 15 to our Condensed Consolidated Financial Statements.  Interest expense in the second quarter of 2018 was comparable to the second quarter of 2017.  We currently expect our interest expense for all of 2018 will be comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of our Senior Secured Notes would be offset by lower average interest rates on outstanding indebtedness.  Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, all of our marketable equity securities will continue to be carried at fair value, but any unrealized gains or losses on the securities are now recognized in Marketable equity securities on our Condensed Consolidated Statements of Income.  See Notes 4 and 15 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $32.4 million in the second quarter of 2018 compared to an income tax benefit of $131.1 million in the second quarter of 2017.  The difference is primarily due to the effect of the reversal of our deferred income tax asset valuation allowance associated with our German and Belgian operations in 2017.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.  Prior to 2018, the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  During the first six months of 2017, we recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period, including $7.7 million in the second quarter of 2017.  As also discussed in the 2017 Annual Report, at June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, our income tax benefit in calendar 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.  Our deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

As discussed in the 2017 Annual Report, on December 22, 2017, the 2017 Tax Act was enacted into law.  This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implemented a territorial tax system and imposed a one-time repatriation tax (“Transition Tax”) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018; (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (“GILTI”) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (“BEAT”) beginning in 2018; and (ix) amended the rules limiting the deduction for business interest expense beginning in 2018.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

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

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 (for the 2017 tax year) and $3.1 million which was paid in June 2018 (for the 2018 tax year).  Of the remaining $67.0 million, $64.0 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Condensed Consolidated Balance Sheet at June 30, 2018, and $3.0 million is included with our current payable to affiliate (income taxes payable to Valhi) classified as a current liability.  Such remaining amount will be paid in quarterly increments over the remainder of the eight year period.  We have not made any measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  We are continuing to gather information and await further guidance, primarily from the state jurisdictions in which we operate and, given the complexities of these new rules and the long time period over which information about our subsidiaries is needed, further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We have not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first six months of 2018.  However, we recorded a provisional non-cash deferred income tax expense of $1.7 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in the first six months of 2018, including withholding taxes related to the undistributed earnings of our Canadian subsidiary.  We are continuing our review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which we operate that may impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 and June 30, 2018 are required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, we performed an analysis of GILTI’s impact on our provision and determined the impact is not material.  Because the impact is not material to our tax provision, we have not recorded any adjustments related to potential GILTI tax in our financial statements in the first six months of 2018.  Further, we have not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  We will complete our policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if we determine such policy election impacts our provision, we will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, we have evaluated the tax impact of BEAT on our tax provision in the first half of 2018 and determined that the tax law has no material impact on our tax provision as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six months ended June 30,
	2017		2018
	(Dollars in millions)
Net sales	$811.2	100%	$902.2	100%
Cost of sales	572.8	71	555.6	62
Gross margin	238.4	29	346.6	38
Selling, general and administrative expense	96.3	11	116.4	13
Other operating income (expense):
Currency transactions, net	(3.7)	(1)	4.8	1
Other operating expense, net	(7.7)	(1)	(7.6)	(1)
Income from operations	$130.7	16%	$227.4	25%

				% Change
TiO2 operating statistics:
Sales volumes*	300		262	(13)%
Production volumes*	286		269	(6)%
Percentage change in net sales:
TiO2 product pricing				23%
TiO2 sales volumes				(13)
TiO2 product mix/other				(5)
Changes in currency exchange rates				6
Total				11%

*	Thousands of metric tons

Net sales - Net sales in the first six months of 2018 increased 11%, or $91.0 million, compared to the first six months of 2017 primarily due to the net effect of a 23% increase in average TiO2 selling prices (which increased net sales by approximately $187 million) and a 13% decrease in sales volumes (which decreased net sales by approximately $105 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 13% in the first six months of 2018 as compared to the record first six months of 2017 primarily due to lower sales in all major markets resulting from a controlled ramp-up in January 2018 as we brought the second phase of our new global enterprise resource planning system online, and inventory management to assure adequate supply to our customers during the spring and summer necessitated by the lower production volumes in the first three months of the year (as discussed below), as well as the impact of product availability and customer inventory level changes in the second quarter discussed above.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates increased our net sales by approximately $53 million as compared to the first six months of 2017.

Cost of sales and gross margin - Cost of sales decreased $17.2 million in the first six months of 2018 compared to the same period in 2017 primarily due to the net impact of a 13% decrease in sales volumes, 6% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $35 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the first six months of 2018 compared to the production volumes in the first six months of 2017 was primarily due to the timing of scheduled maintenance at certain facilities in 2018 as well as the implementation of a productivity-enhancing improvement project at our Belgian facility in the first quarter of 2018.  Our cost of sales as a percentage of net sales decreased to 62% in the first six months of 2018 compared to 71% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 38% in the first six months of 2018 compared to 29% in the first six months of 2017.  As discussed and quantified above, our gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the first six months of 2018 was $116.4 million, an increase of $20.1 million compared to the first six months of 2017 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system and higher sales support costs.

Income from operations - Income from operations increased by $96.7 million, or 74%, in the first six months of 2018 compared to the first six months of 2017.  Income from operations as a percentage of net sales increased to 25% in the first six months of 2018 from 16% in the same period of 2017.  This increase was driven by the increase in gross margin, discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $19 million in the first six months of 2018 as compared to the same period in 2017.

Other non-operating income (expense) - Other components of net periodic pension and OPEB cost in the first six months of 2018 was comparable to the first six months of 2017.  See Notes 10 and 15 to our Condensed Consolidated Financial Statements.  Interest expense in the first six months of 2018 was comparable to the first six months of 2017.  We currently expect our interest expense for all of 2018 will be comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of our Senior Secured Notes would be offset by lower average interest rates on outstanding indebtedness.  Beginning on January 1, 2018 with the adoption of ASU 2016-01, all of our marketable equity securities will continue to be carried at fair value, but any unrealized gains or losses on the securities are now recognized in Marketable equity securities on our Condensed Consolidated Statements of Income.  See Notes 4 and 15 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $61.4 million in the first six months of 2018 compared to an income tax benefit of $120.1 million in the first six months of 2017.  The difference is primarily due to the effect of the reversal of our deferred income tax asset valuation allowance associated with our German and Belgian operations in 2017, as discussed above.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.  Prior to 2018, the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Impact of changes in currency exchange rates three months ended June 30, 2018 vs June 30, 2017

	Transaction gains/(losses) recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$22	$22
Income from operations	(4)	10	14	4	18

The $22 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2018 as compared to 2017.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2018 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $18 million increase in income from operations was comprised of the following:

•

Approximately $14 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $4 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Impact of changes in currency exchange rates six months ended June 30, 2018 vs June 30 2017

	Transaction gains/(losses) recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$53	$53
Income from operations	(4)	5	9	10	19

The $53 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2018 as compared to 2017.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2018 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $19 million increase in income from operations was comprised of the following:

•

Approximately $9 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $10 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Outlook

We expect our production volumes in 2018 to be slightly lower as compared to the record 2017 production volumes.  Assuming current global economic conditions continue and based on anticipated production levels, we expect our 2018 sales volumes to be somewhat lower as compared to record 2017 sales volumes.  However, the percentage decrease in our sales volumes in the first six months of 2018 is not indicative of our expectation for full year sales volumes as we believe customer inventory level changes are short term and will not continue past the third quarter of 2018, and worldwide demand remains solid.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

The cost of third-party feedstock ore we purchased in the first half of 2018 was higher as compared to the fourth quarter of 2017, and such higher cost feedstock ore was reflected in our results of operations beginning in the second quarter of 2018.  We expect our cost of sales per metric ton of TiO2 sold in 2018 will be moderately higher than our per-metric ton cost in 2017 primarily due to higher third-party feedstock ore costs.

We started 2018 with average selling prices 27% higher than the beginning of 2017, and average selling prices increased by an additional 4% in the first six months of 2018 (most of which occurred in the first quarter).  Industry data indicates that overall TiO2 inventory held by producers stood at adequate-to-low levels in the second quarter of 2018.  We continue to see evidence of solid demand for our TiO2 products across nearly all segments, which could lead to some additional selling price increases during the remainder of 2018 (although the magnitude of selling price increases we would achieve for all of 2018 would not be expected to be comparable to the magnitude of selling price increases we achieved during 2017).

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

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of western producers’ TiO2 production capacity required to meet expected future growth in demand.  Any such major expansion of TiO2 production capacity, if announced, would take a number of years before such production would become available to meet future growth in demand.  Certain Chinese producers have recently announced expansion plans, but the extent to which such expansion plans will be implemented, or if implemented the resulting additional capacity and the timing thereof is uncertain.

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

Cash provided by operating activities was $169.7 million in the first six months of 2018 compared to $101.6 million in the first six months of 2017.  This $68.1 million increase in the amount of cash provided was primarily due to the net effect of the following:

•	higher income from operations in 2018 of $96.7 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2018 of $23.7 million as compared to 2017, and
•	lower net distributions from our TiO2 manufacturing joint venture in 2018 of $3.6 million, primarily due to the timing of the joint venture’s working capital needs.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, increased from December 31, 2017 to June 30, 2018, primarily as a result of relative changes in the timing of collections, and
•	Our average days sales in inventory, or DSI, increased from December 31, 2017 to June 30, 2018 principally due to higher inventory volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2016	June 30, 2017	December 31, 2017	June 30, 2018
DSO	65 days	68 days	63 days	70 days
DSI	71 days	52 days	62 days	68 days

Investing activities

Our capital expenditures of $26.6 million and $24.8 million in the first six months of 2017 and 2018, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.  In addition, approximately $8.7 million and $1.7 million, respectively, of such capital expenditures relate to the implementation of our new accounting and manufacturing system.

In addition, during the first six months of 2018 we loaned $2.6 million and subsequently collected $16.2 million under our unsecured revolving demand promissory note with Valhi.

Financing activities

During the first six months of 2018, we paid quarterly dividends to stockholders aggregating $.34 per share ($39.4 million).  We paid quarterly dividends aggregating $.30 per share ($34.8 million) during the first six months of 2017.

Outstanding debt obligations

At June 30, 2018, our consolidated debt comprised:

•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($458.6 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and
•	approximately $3.0 million of other indebtedness.

Our North American and European revolvers and our Senior Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at June 30, 2018) are discussed in Note 8 to our Consolidated Financial Statements included in our 2017 Annual Report.  We are in compliance with all of our debt covenants at June 30, 2018.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At June 30, 2018, we had aggregate cash, cash equivalents and restricted cash on hand of $433.2 million, of which $173.4 million was held by non-U.S. subsidiaries.  Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  At June 30, 2018, we had approximately $118.1 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended June 30, 2018, the full €90.0 million amount of the credit facility ($104.7 million) was available for borrowing at June 30, 2018.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2019) and our long-term obligations (defined as the five-year period ending June 30, 2023, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $67 million in capital expenditures primarily to maintain and improve our existing facilities during 2018, including the $24.8 million we have spent through June 30, 2018.

Stock repurchase program

At June 30, 2018, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2018.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2018.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

In January 2018, we implemented a new enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance.  We believe we have maintained appropriate internal control over financial reporting during such implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and our 2017 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of other risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2017 Annual report.  There have been no material changes to such risk factors during the six months ended June 30, 2018.

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

Kronos Worldwide, Inc.
(Registrant)

Date: August 7, 2018	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2018	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)