Form 10-Q
period 2018-09-30
KRONOS WORLDWIDE INC
filed 2018-11-07
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

Commission file number 1-31763

KRONOS WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	76-0294959
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2620

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on October 31, 2018:  115,907,698.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2017	2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$322.0	$432.3
Restricted cash	1.7	1.1
Accounts and other receivables	346.5	340.7
Inventories, net	382.3	446.2
Prepaid expenses and other	10.0	18.1

Total current assets	1,062.5	1,238.4

Other assets:
Investment in TiO2 manufacturing joint venture	86.5	79.7
Marketable securities	10.7	4.0
Note receivable from Valhi	13.6	-
Deferred income taxes	139.2	115.6
Other	5.5	5.3

Total other assets	255.5	204.6

Property and equipment:
Land	42.0	41.4
Buildings	221.6	217.8
Equipment	1,103.2	1,125.7
Mining properties	115.7	119.5
Construction in progress	52.6	34.8
	1,535.1	1,539.2
Less accumulated depreciation and amortization	1,028.7	1,047.3

Net property and equipment	506.4	491.9

Total assets	$1,824.4	$1,934.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2017	2018
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$.7	$.7
Accounts payable and accrued liabilities	205.8	212.3
Income taxes	25.0	36.6

Total current liabilities	231.5	249.6

Noncurrent liabilities:
Long-term debt	473.8	465.2
Accrued pension costs	254.2	247.5
Accrued postretirement benefits costs	7.7	7.5
Payable to affiliate - income taxes	70.1	58.1
Deferred income taxes	11.3	11.9
Other	21.5	21.7

Total noncurrent liabilities	838.6	811.9

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.0	1,399.1
Retained deficit	(267.2)	(140.5)
Accumulated other comprehensive loss	(378.7)	(386.4)

Total stockholders' equity	754.3	873.4

Total liabilities and stockholders' equity	$1,824.4	$1,934.9

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(unaudited)
Net sales	$464.5	$410.3	$1,275.7	$1,312.5
Cost of sales	309.5	291.2	882.3	846.8

Gross margin	155.0	119.1	393.4	465.7

Selling, general and administrative expense	51.3	57.3	147.6	173.7
Other operating income (expense):
Currency transactions, net	(4.3)	(.6)	(8.0)	4.2
Other operating expense, net	(3.3)	(3.1)	(11.0)	(10.7)

Income from operations	96.1	58.1	226.8	285.5

Other income (expense):
Interest and dividend income	.4	1.5	.7	3.7
Marketable equity securities	-	(4.3)	-	(6.7)
Other components of net periodic pension and OPEB cost	(4.5)	(3.7)	(12.8)	(11.3)
Loss on prepayment of debt, net	(7.1)	-	(7.1)	-
Interest expense	(5.0)	(4.9)	(14.5)	(14.7)

Income before income taxes	79.9	46.7	193.1	256.5

Income tax expense (benefit)	6.1	14.1	(114.0)	75.5

Net income	$73.8	$32.6	$307.1	$181.0

Net income per basic and diluted share	$.64	$.28	$2.65	$1.56

Cash dividends per share	$.15	$.17	$.45	$.51

Weighted average shares used in the calculation of net income per share	115.9	115.9	115.9	115.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(unaudited)
Net income	$73.8	$32.6	$307.1	$181.0

Other comprehensive income (loss), net of tax:
Currency translation	29.9	4.5	53.7	(10.0)
Defined benefit pension plans	2.4	2.4	6.3	7.3
Other postretirement benefit plans	-	-	(.2)	(.2)
Marketable securities	(.6)	-	(1.2)	-
Interest rate swap	1.8	-	2.0	-

Total other comprehensive income (loss), net	33.5	6.9	60.6	(2.9)

Comprehensive income	$107.3	$39.5	$367.7	$178.1

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2018

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	loss	Total
	(unaudited)
Balance at December 31, 2017	$1.2	$1,399.0	$(267.2)	$(378.7)	$754.3
Change in accounting principle - ASU 2016-01	-	-	4.8	(4.8)	-
Balance at January 1, 2018, as adjusted	1.2	1,399.0	(262.4)	(383.5)	754.3

Net income	-	-	181.0	-	181.0
Other comprehensive loss, net of tax	-	-	-	(2.9)	(2.9)
Issuance of common stock	-	.1	-	-	.1
Dividends paid	-	-	(59.1)	-	(59.1)

Balance at September 30, 2018	$1.2	$1,399.1	$(140.5)	$(386.4)	$873.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$307.1	$181.0
Depreciation and amortization	30.7	36.9
Deferred income taxes	(139.9)	20.5
Benefit plan expense greater than cash funding	9.2	6.5
Marketable equity securities	-	6.7
Distributions from TiO2 manufacturing joint venture, net	3.8	5.5
Loss on prepayment of debt	7.1	-
Payment for termination of interest rate swap contract	(3.3)	-
Other, net	1.7	1.8
Change in assets and liabilities:
Accounts and other receivables	(77.0)	(25.6)
Inventories	39.9	(70.3)
Prepaid expenses	(1.5)	(8.1)
Accounts payable and accrued liabilities	43.8	13.0
Income taxes	15.3	11.9
Accounts with affiliates	(15.1)	17.1
Other, net	(3.5)	2.1

Net cash provided by operating activities	218.3	199.0

Cash flows from investing activities:
Capital expenditures	(40.7)	(35.4)
Loan to Valhi:
Loans	(2.8)	(2.6)
Collections	2.8	16.2

Net cash used in investing activities	(40.7)	(21.8)

Cash flows from financing activities:
Indebtedness:
Borrowings	731.5	-
Principal payments	(594.3)	(.5)
Deferred financing fees	(8.3)	-
Dividends paid	(52.2)	(59.1)

Net cash provided by (used in) financing activities	76.7	(59.6)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	254.3	117.6
Currency translation	11.4	(7.9)
Balance at beginning of period	52.3	323.7

Balance at end of period	$318.0	$433.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended
	September 30,
	2017	2018
	(unaudited)
Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$15.4	$18.3
Income taxes	18.7	36.4
Accrual for capital expenditures	3.7	3.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2018, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock, Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018 (“2017 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the reversal of the deferred income tax asset valuation allowance recognized in the second quarter of 2017, as discussed in Note 11), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2018 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	September 30,
	2017	2018
	(In millions)
Trade receivables	$301.4	$318.5
Recoverable VAT and other receivables	19.0	20.1
Receivable from affiliates:
Income taxes, net - Valhi	15.3	-
Louisiana Pigment Company, L.P. ("LPC")	8.9	-
Other	3.2	3.3
Refundable income taxes	.1	-
Allowance for doubtful accounts	(1.4)	(1.2)
Total	$346.5	$340.7

Note 3 - Inventories, net:

	December 31,	September 30,
	2017	2018
	(In millions)
Raw materials	$106.9	$106.1
Work in process	20.8	26.6
Finished products	191.5	248.8
Supplies	63.1	64.7
Total	$382.3	$446.2

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

September 30, 2018:
Valhi common stock	1	$3.9	$3.2	$.7
NL and CompX common stocks	1.1		.1	-
Total		$4.0	$3.3	$.7

At December 31, 2017 and September 30, 2018, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2017 and September 30, 2018, the quoted per share market price of Valhi’s common stock was $6.17 and $2.28, respectively.  During the first nine months of 2018 we recognized a loss of $6.7 million related to the aggregate net change in market value of our marketable equity securities during such period.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	September 30,
	2017	2018
	(In millions)
Pension asset	$1.6	$3.3
Deferred financing costs, net	1.1	.9
Other	2.8	1.1
Total	$5.5	$5.3

Note 6 - Long-term debt:

	December 31,	September 30,
	2017	2018
	(In millions)
Kronos International, Inc. 3.75% Senior Secured Notes	$471.1	$463.0
Other	3.4	2.9
Total debt	474.5	465.9
Less current maturities	.7	.7
Total long-term debt	$473.8	$465.2

Senior Secured Notes - At September 30, 2018, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $6.7 million.

Revolving credit facilities – During the first nine months of 2018, we had no borrowings or repayments under our North American revolving credit facility and our European revolving credit facility.  At September 30, 2018, approximately $106.2 million was available for additional borrowing under the North American revolving credit facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (“EBITDA”) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2018 and the net debt to EBITDA financial test, the full €90 million amount of the credit facility ($105.7 million) is available for borrowing at September 30, 2018.

Other - We are in compliance with all of our debt covenants at September 30, 2018.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2017	2018
	(In millions)
Accounts payable	$107.9	$105.8
Employee benefits	27.0	29.1
Accrued sales discounts and rebates	11.7	25.4
Payable to affiliates:
LPC	16.2	12.7
Income taxes, net - Valhi	-	5.5
Other	43.0	33.8
Total	$205.8	$212.3

Note 8 - Other noncurrent liabilities:

	December 31,	September 30,
	2017	2018
	(In millions)
Employee benefits	$8.5	$8.3
Other	13.0	13.4
Total	$21.5	$21.7

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In millions)
Net sales - point of origin:
Germany	$256.6	$211.9	$672.1	$704.1
United States	209.3	234.5	623.6	640.2
Canada	70.4	82.3	228.2	236.1
Belgium	75.6	66.4	205.7	205.0
Norway	58.2	49.8	156.8	159.4
Eliminations	(205.6)	(234.6)	(610.7)	(632.3)
Total	$464.5	$410.3	$1,275.7	$1,312.5

Net sales - point of destination:
Europe	$246.0	$191.8	$652.3	$664.2
North America	131.4	142.0	393.5	412.6
Other	87.1	76.5	229.9	235.7
Total	$464.5	$410.3	$1,275.7	$1,312.5

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In millions)
Service cost	$3.0	$2.9	$8.5	$8.8
Interest cost	3.6	3.5	10.3	10.7
Expected return on plan assets	(2.6)	(3.3)	(7.6)	(9.9)
Amortization of prior service cost	-	.1	.2	.2
Recognized actuarial losses	3.5	3.3	10.0	10.3
Total	$7.5	$6.5	$21.4	$20.1

The components of net periodic postretirement benefits other than pension (“OPEB”) cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In millions)
Service cost	$-	$-	$.1	$.1
Interest cost	.1	.1	.2	.2
Amortization of prior service credit	(.1)	(.1)	(.4)	(.4)
Recognized actuarial losses	-	.1	.1	.2
Total	$-	$.1	$-	$.1

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

We expect our 2018 contributions for our pension and other postretirement plans to be approximately $17 million.

Note 11 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$28.0	$9.8	$67.6	$53.9
Non-U.S. tax rates	(3.4)	3.6	(8.2)	18.6
Incremental net tax expense on earnings and losses of U.S. and non-U.S. companies	.2	1.8	6.8	2.9
Valuation allowance	(7.8)	-	(170.4)	-
Adjustment to reserve for uncertain tax positions, net	(8.1)	-	(7.6)	1.4
Transition tax	-	(1.7)	-	(1.7)
Canada-Germany APA	(3.2)	-	(3.2)	(1.4)
Other, net	.4	.6	1.0	1.8
Income tax expense (benefit)	$6.1	$14.1	$(114.0)	$75.5

Comprehensive provision for income taxes (benefit) allocable to:
Net income	$6.1	$14.1	$(114.0)	$75.5
Other comprehensive income (loss):
Currency translation	6.4	-	19.7	-
Pension plans	1.1	1.0	3.2	3.2
OPEB plans	-	-	(.1)	(.1)
Marketable securities	(.3)	-	(.6)	-
Interest rate swap	1.0	-	1.1	-
Total	$14.3	$15.1	$(90.7)	$78.6

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

We have substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  During the first six months of 2017, we recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period, including $7.7 million in the second quarter of 2017.  As also discussed in the 2017 Annual Report, at June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e., 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.  Accordingly, our income tax benefit in calendar 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 (including $7.8 million reversed in the third quarter) related to the utilization of a portion of both the German and Belgian NOLs during such period.  Our deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

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

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information currently available.  We elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 (for the 2017 tax year) and $4.6 million which was paid in the second and third quarters of 2018 (for the 2018 tax year).  We did not make any measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), we recognized a provisional income tax benefit of $1.7 million which amount is recorded as a measurement-period adjustment, reducing the provisional income tax expense of $76.2 million recognized in the fourth quarter of 2017.  As a result, at September 30, 2018, taking into account the prior Transition Tax installments payments of $10.7 million (noted above), the balance of our unpaid Transition Tax aggregates $63.8 million, which will be paid in quarterly installments over the remainder of the eight year period.  Of such $63.8 million, $58.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Condensed Consolidated Balance Sheet at September 30, 2018, and $5.7 million is included with our current payable to affiliate (income taxes payable to Valhi) classified as a current liability (a portion of our noncurrent income tax payable to affiliate was reclassified to our current payable to affiliate for the portion of our 2019 Transition Tax installment due within the next twelve months).  The issuance of final regulations and/or additional guidance with respect to the Transition Tax may impact the amount of the Transition Tax recognized in the fourth quarter of 2017, as adjusted in the third quarter of 2018.  We are also continuing to gather information and await further guidance from the state jurisdictions in which we operate with respect to the Transition Tax.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amounts recognized at December 31, 2017 and September 30, 2018 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information currently available.  We have not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first nine months of 2018.  However, we recorded a provisional non-cash deferred income tax expense of $2.5 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in the first nine months of 2018, including withholding taxes related to the undistributed earnings of our Canadian subsidiary.  We are continuing our review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which we operate that may impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amounts recognized at December 31, 2017 and September 30, 2018 are required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, we performed an analysis of GILTI’s impact on our provision and determined the impact is not material.  Because the impact is not material to our tax provision, we have not recorded any adjustments related to potential GILTI tax in our financial statements in the first nine months of 2018.  Further, we have not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  We will complete our policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if we determine such policy election impacts our provision, we will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, we have evaluated the tax impact of BEAT on our tax provision in the first nine months of 2018 and determined that the tax law has no material impact on our tax provision as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.

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

•

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

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  During the first nine months of 2018, we recognized a $1.4 million increase to our reserve for uncertain tax positions (recognized in the first quarter of 2018).  We believe the ultimate disposition of any future tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We do not expect our unrecognized tax benefits to materially change during the next twelve months.

Note 12 - Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities, Note 10 for discussion of our defined benefit pension plans and OPEB plans, and Note 14 for discussion of our interest rate swap contract.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(245.8)	$(226.4)	$(269.6)	$(211.9)
Other comprehensive income (loss)	29.9	4.5	53.7	(10.0)
Balance at end of period	$(215.9)	$(221.9)	$(215.9)	$(221.9)

Defined benefit pension plans:
Balance at beginning of period	$(180.9)	$(167.9)	$(184.8)	$(172.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.4	2.4	6.3	7.3
Balance at end of period	$(178.5)	$(165.5)	$(178.5)	$(165.5)

OPEB plans:
Balance at beginning of period	$1.6	$1.0	$1.8	$1.2
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	-	-	(.2)	(.2)
Balance at end of period	$1.6	$1.0	$1.6	$1.0

Marketable securities:
Balance at beginning of period	$1.2	$-	$1.8	$4.8
Change in accounting principle	-	-	-	(4.8)
Balance at beginning of period, as adjusted	1.2	-	1.8	-
Other comprehensive loss - unrealized losses arising during the period	(.6)	-	(1.2)	-
Balance at end of period	$.6	$-	$.6	$-

Interest rate swap:
Balance at beginning of period	$(1.8)	$-	$(2.0)	$-
Other comprehensive income (loss):
Unrealized losses arising during the period	(.7)	-	(1.5)	-
Reclassification adjustment for amounts included in earnings	2.5	-	3.5	-
Balance at end of period	$-	$-	$-	$-

Total accumulated other comprehensive loss:
Balance at beginning of period	$(425.7)	$(393.3)	$(452.8)	$(378.7)
Change in accounting principle	-	-	-	(4.8)
Balance at beginning of period, as adjusted	(425.7)	(393.3)	(452.8)	(383.5)
Other comprehensive income (loss)	33.5	6.9	60.6	(2.9)
Balance at end of period	$(392.2)	$(386.4)	$(392.2)	$(386.4)

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

In March 2013, we were served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  As amended by plaintiffs’ third amended complaint (Harrison, Jan, et al v. E.I. Du Pont de Nemours and Company, et al), plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon and Tennessee that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In December 2017, the Court preliminarily approved a settlement agreement with the class plaintiffs.  In January 2018, without admitting any fault or wrongdoing, we paid an immaterial amount in full settlement of this matter, and in August 2018 the Court issued a final approval of the settlement.

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2017 and September 30, 2018:

Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(In millions)
Asset:
December 31, 2017 -
Noncurrent marketable securities (See Note 4)	$10.7	$10.7	$-	$-

September 30, 2018 -
Noncurrent marketable securities (See Note 4)	$4.0	$4.0	$-	$-

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

During 2017 and the first nine months of 2018, we had no currency forward contracts outstanding.

Interest rate swap contract – See the 2017 Annual Report for a discussion of the interest rate swap we had entered into in August 2015, and which was voluntarily terminated in September 2017.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2017		September 30, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$323.7	$323.7	$433.4	$433.4
Long-term debt -
Fixed rate Senior Notes	471.1	495.1	463.0	455.1
Common stockholders' equity	754.3	2,986.8	873.4	1,883.5

At September 30, 2018, the estimated market price of our Senior Notes was €969 per €1,000 principal amount.  The fair value of our Senior Notes is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade are not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). We adopted the amendments in ASU 2017-07 beginning in the first quarter of 2018, with retrospective presentation in our Condensed Consolidated Statements of Income.  We began applying ASU 2017-07 prospectively beginning on January 1, 2018 as it relates to the capitalization of the service cost component of net benefit cost into assets (primarily inventory).  We are availing ourselves of the practical expedient that permits us to use amounts we previously disclosed as components of our net periodic defined benefit pension and OPEB cost for periods prior to the adoption of this ASU as the estimation basis for applying the retrospective presentation requirements.  As a result we have reclassified $2.8 million and $1.7 million, respectively, for the third quarter of 2017 and $8.0 million and $4.8 million, respectively, for the nine months ended September 30, 2017 previously classified as part of cost of sales and selling, general and administrative expenses to Other components of net periodic pension and OPEB cost in our Condensed Consolidated Statement of Income.

 Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.  The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.  The ASU, as amended, also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Upon adoption, companies are required to either apply a modified retrospective transition approach, or recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no restatement of prior period financial statement.  We expect to elect the cumulative-effect adjustment method of transition.  The ASU also provides a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We expect to adopt ASU 2016-02 beginning in the first quarter of 2019.  We are in the process of assessing all of our current leases.  We are in the process of evaluating the effect this ASU will have on our Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 discussed in Note 17 to our 2017 Annual Report, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.  This ASU permits companies to elect certain practical expedients upon adoption, and at adoption we expect to elect such practical expedients related to, among other things, lease classification (in which existing leases classified as operating leases under current GAAP would be classified as an operating lease under the new ASU, and existing leases classified as a capital lease under current GAAP would be classified as a finance lease under the new ASU), nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, would be treated as a lease component and considered part of minimum lease rent payments), and short-term leases (in which leases with an original term of 12 months or less would be excluded from the recognition requirements of the new ASU).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial products.  For the nine months ended September 30, 2018, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located in Europe and North America.

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

Executive summary

We reported income from operations of $58.1 million in the third quarter of 2018 as compared to $96.1 million in the third quarter of 2017.  We reported income from operations of $285.5 million in the first nine months of 2018 as compared to $226.8 million in the first nine months of 2017.  Our income from operations was lower in the third quarter of 2018 compared to the same period in 2017 as the favorable impact of higher average selling prices was more than offset by the unfavorable impact of lower sales and production volumes and higher raw materials and other production costs, as discussed below.  Our income from operations was higher in the first nine months of 2018 compared to the same period in 2017 as the favorable impact of higher average selling prices more than offset the unfavorable impact of lower sales and production volumes and higher raw materials and other production costs as discussed below.

We reported net income of $32.6 million, or $.28 per share, in the third quarter of 2018 as compared to net income of $73.8 million, or $.64 per share, in the third quarter of 2017.  For the first nine months of 2018, we reported net income of $181.0 million, or $1.56 per share, compared to net income of $307.1 million, or $2.65 per share, in the first nine months of 2017.  We reported lower net income in the third quarter of 2018 as compared to the third quarter of 2017 primarily due to lower income from operations.  We reported lower net income in the first nine months of 2018 compared to the same period in 2017 primarily due to the recognition in 2017 of a non-cash deferred income tax benefit as a result of a net decrease in our deferred income tax asset valuation allowance associated with our German and Belgian operations.

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

Results of operations

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices rose throughout 2017 and the first six months of 2018.  Our average TiO2 selling prices at the end of 2017 were 27% higher than at the end of 2016, and our average selling prices at the end of the second quarter of 2018 were 3% higher than at the end of 2017, with most of the increase occurring during the first quarter.  Our average selling prices declined during the third quarter of 2018.  Our average selling prices at the end of the third quarter of 2018 were 2% lower than at the end of the second quarter of 2018, and were 1% higher than at the end of 2017.  Higher prices in the European and North American markets were partially offset by lower prices in the Latin American and export markets (attributable to changes in customer mix) at the end of the third quarter of 2018 as compared to the end of 2017.  We experienced lower sales volumes in all major markets in the first nine months of 2018 as compared to the record sales volumes achieved in the same period of 2017.

We operated our production facilities at overall average capacity utilization rates of 95% in the first nine months of 2018 compared to full practical capacity utilization rates in the first nine months of 2017.  Our production rates in the third quarter of 2018 were impacted by maintenance activities at certain facilities. The table below lists our comparative quarterly capacity utilization rates.

	Production Capacity Utilization Rates
	2017	2018
First quarter	100%	95%
Second quarter	100%	97%
Third quarter	100%	92%

Due to a moderate rise in the cost of third-party feedstock ore we procured in 2017 and the first nine months of 2018, our cost of sales per metric ton of TiO2 sold in the first nine months of 2018 was higher as compared to the first nine months of 2017 (excluding the effect of changes in currency exchange rates).

Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

	Three months ended September 30,
	2017		2018
	(Dollars in millions)
Net sales	$464.5	100%	$410.3	100%
Cost of sales	309.5	67	291.2	71
Gross margin	155.0	33	119.1	29
Selling, general and administrative expense	51.3	11	57.3	14
Other operating income (expense):
Currency transactions, net	(4.3)	(1)	(.6)	-
Other operating expense, net	(3.3)	-	(3.1)	(1)
Income from operations	$96.1	21%	$58.1	14%

				% Change
TiO2 operating statistics:
Sales volumes*	150		123	(19)%
Production volumes*	141		131	(7)%
Percentage change in net sales:
TiO2 product pricing				9%
TiO2 sales volumes				(19)
TiO2 product mix/other				(2)
Total				(12)%

*	Thousands of metric tons

Net sales - Net sales in the third quarter of 2018 decreased 12%, or $54.2 million, compared to the third quarter of 2017 primarily due to the net effect of a 9% increase in average TiO2 selling prices (which increased net sales by approximately $42 million) and a 19% decrease in sales volumes (which decreased net sales by approximately $88 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 19% in the third quarter of 2018 as compared to the record third quarter sales volumes of 2017 primarily due to lower sales in the European and export markets reflecting the effects of reduced shipments as customer inventory levels returned to more normal levels.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) had a nominal effect on our net sales as compared to the third quarter of 2017.

Cost of sales and gross margin - Cost of sales decreased $18.3 million or 6% in the third quarter of 2018 compared to the third quarter of 2017 due to the net effect of a 19% decrease in sales volumes, a 7% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $40 million and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the third quarter of 2018 compared to the production volumes in the third quarter of 2017 was primarily due to maintenance activities at certain facilities in 2018.  Our cost of sales as a percentage of net sales increased to 71% in the third quarter of 2018 compared to 67% in the same period of 2017 as the unfavorable effects related to lower production volumes and  higher raw materials and other production costs more than offset the favorable impact of higher average selling prices, as discussed above.

Gross margin as a percentage of net sales decreased to 29% in the third quarter of 2018 compared to 33% in the third quarter of 2017.  As discussed and quantified above, our gross margin decreased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the third quarter of 2018 was $57.3 million, an increase of $6.0 million compared to the third quarter of 2017 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system and higher sales support costs.

Income from operations - Income from operations decreased by $38.0 million, or 40%, in the third quarter of 2018 compared to the third quarter of 2017.  Income from operations as a percentage of net sales decreased to 14% in the third quarter of 2018 from 21% in the same period of 2017.  This decrease was driven by the decrease in gross margin, discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $7 million in the third quarter of 2018 as compared to the same period in 2017, as discussed below.

Other non-operating income (expense) - Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, all of our marketable equity securities will continue to be carried at fair value, but any unrealized gains or losses on the securities are now recognized in Marketable equity securities on our Condensed Consolidated Statements of Income.  See Notes 4 and 15 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the third quarter of 2018 was comparable to the third quarter of 2017.  See Notes 10 and 15 to our Condensed Consolidated Financial Statements.  Interest expense in the third quarter of 2018 was comparable to the third quarter of 2017.  We currently expect our interest expense for all of 2018 will be comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of our Senior Secured Notes would be offset by lower average interest rates on outstanding indebtedness.  We also recognized a loss on prepayment of debt in the third quarter of 2017 aggregating $7.1 million, associated with the prepayment and termination of our term loan indebtedness.

Income tax expense - We recognized income tax expense of $14.1 million in the third quarter of 2018 compared to income tax expense of $6.1 million in the third quarter of 2017.  The difference is primarily due to the net effect of higher earnings in the third quarter of 2017, the reversal of our deferred income tax asset valuation allowance associated with our German and Belgian operations in 2017 and the reversal of a significant portion of our reserve for uncertain tax positions in 2017.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.  Prior to 2018, the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  During the first six months of 2017, we recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period, including $7.7 million in the second quarter of 2017.  As also discussed in the 2017 Annual Report, at June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, our income tax benefit in calendar 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 (including $7.8 million reversed in the third quarter) related to the utilization of a portion of both the German and Belgian NOLs during such period.  Our deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

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

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information currently available.  We elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 (for the 2017 tax year) and $4.6 million which was paid in the second and third quarters of 2018 (for the 2018 tax year).  We did not make any measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), we recognized a provisional income tax benefit of $1.7 million which amount is recorded as a measurement-period adjustment, reducing the provisional income tax expense of $76.2 million recognized in the fourth quarter of 2017.  As a result, at September 30, 2018, taking into account the prior Transition Tax installments payments of $10.7 million (noted above), the balance of our unpaid Transition Tax aggregates $63.8 million, which will be paid in quarterly installments over the remainder of the eight year period.  Of such $63.8 million, $58.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Condensed Consolidated Balance Sheet at September 30, 2018, and $5.7 million is included with our current payable to affiliate (income taxes payable to Valhi) classified as a current liability (a portion of our noncurrent income tax payable to affiliate was reclassified to our current payable to affiliate for the portion of our 2019 Transition Tax installment due within the next twelve months).  The issuance of final regulations and/or additional guidance with respect to the Transition Tax may impact the amount of the Transition Tax recognized in the fourth quarter of 2017, as adjusted in the third quarter of 2018.  We are also continuing to gather information and await further guidance from the state jurisdictions in which we operate with respect to the Transition Tax.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amounts recognized at December 31, 2017 and September 30, 2018 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information currently available. We have not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first nine months of 2018.  However, we recorded a provisional non-cash deferred income tax expense of $2.5 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in the first nine months of 2018, including withholding taxes related to the undistributed earnings of our Canadian subsidiary.  We are continuing our review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which we operate that may impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amounts recognized at December 31, 2017 and September 30, 2018 are required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, we performed an analysis of GILTI’s impact on our provision and determined the impact is not material.  Because the impact is not material to our tax provision, we have not recorded any adjustments related to potential GILTI tax in our financial statements in the first nine months of 2018.  Further, we have not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  We will complete our policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if we determine such policy election impacts our provision, we will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, we have evaluated the tax impact of BEAT on our tax provision in the first nine months of 2018 and determined that the tax law has no material impact on our tax provision as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine months ended September 30,
	2017		2018
	(Dollars in millions)
Net sales	$1,275.7	100%	$1,312.5	100%
Cost of sales	882.3	69	846.8	65
Gross margin	393.4	31	465.7	35
Selling, general and administrative expense	147.6	11	173.7	13
Other operating income (expense):
Currency transactions, net	(8.0)	(1)	4.2	1
Other operating expense, net	(11.0)	(1)	(10.7)	(1)
Income from operations	$226.8	18%	$285.5	22%

				% Change
TiO2 operating statistics:
Sales volumes*	450		385	(15)%
Production volumes*	427		400	(6)%
Percentage change in net sales:
TiO2 product pricing				18%
TiO2 sales volumes				(15)
TiO2 product mix/other				(4)
Changes in currency exchange rates				4
Total				3%

*	Thousands of metric tons

Net sales - Net sales in the first nine months of 2018 increased 3%, or $36.8 million, compared to the first nine months of 2017 primarily due to the net effect of an 18% increase in average TiO2 selling prices (which increased net sales by approximately $230 million) and a 15% decrease in sales volumes (which decreased net sales by approximately $191 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 15% in the first nine months of 2018 as compared to the record first nine months of 2017 primarily due to a combination of factors including (i) lower sales in all major markets resulting from a controlled ramp-up in January 2018 as we brought the second phase of our new global enterprise resource planning system online; (ii) inventory management to assure adequate supply to our customers during the spring and summer necessitated by the lower production volumes in the first three months of the year (as discussed below); (iii) product availability in the second quarter; and (iv) customer inventory level changes in the second and third quarters as discussed above.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates increased our net sales by approximately $53 million as compared to the first nine months of 2017.

Cost of sales and gross margin - Cost of sales decreased $35.5 million in the first nine months of 2018 compared to the same period in 2017 primarily due to the net impact of a 15% decrease in sales volumes, 6% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $75 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the first nine months of 2018 compared to the production volumes in the first nine months of 2017 was primarily due to maintenance activities at certain facilities in 2018, and the implementation of a productivity-enhancing improvement project at our Belgian facility in the first quarter of 2018.  Our cost of sales as a percentage of net sales decreased to 65% in the first nine months of 2018 compared to 69% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 35% in the first nine months of 2018 compared to 31% in the first nine months of 2017.  As discussed and quantified above, our gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the first nine months of 2018 was $173.7 million, an increase of $26.1 million compared to the first nine months of 2017 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system and higher sales support costs.

Income from operations - Income from operations increased by $58.7 million, or 26%, in the first nine months of 2018 compared to the first nine months of 2017.  Income from operations as a percentage of net sales increased to 22% in the first nine months of 2018 from 18% in the same period of 2017.  This increase was driven by the increase in gross margin, discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $26 million in the first nine months of 2018 as compared to the same period in 2017.

Other non-operating income (expense) - Beginning on January 1, 2018 with the adoption of ASU 2016-01, all of our marketable equity securities will continue to be carried at fair value, but any unrealized gains or losses on the securities are now recognized in Marketable equity securities on our Condensed Consolidated Statements of Income.  See Notes 4 and 15 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the first nine months of 2018 was comparable to the first nine months of 2017.  See Notes 10 and 15 to our Condensed Consolidated Financial Statements.  Interest expense in the first nine months of 2018 was comparable to the first nine months of 2017.  We currently expect our interest expense for all of 2018 will be comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of our Senior Secured Notes would be offset by lower average interest rates on outstanding indebtedness.  We also recognized a loss on prepayment of debt in the third quarter of 2017 aggregating $7.1 million, associated with the prepayment and termination of our term loan indebtedness.

Income tax expense (benefit) - We recognized income tax expense of $75.5 million in the first nine months of 2018 compared to an income tax benefit of $114.0 million in the first nine months of 2017.  The difference is primarily due to the effect of the reversal of our deferred income tax asset valuation allowance associated with our German and Belgian operations in 2017, as discussed above.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.  Prior to 2018, the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.  See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Impact of changes in currency exchange rates three months ended September 30, 2018 vs September 30, 2017

	Transaction gains/(losses) recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$-	$-
Income from operations	(4)	(1)	3	4	7

Changes in currency exchange rates (primarily the euro) had a nominal effect on our net sales as compared to the third quarter of 2017.

The $7 million increase in income from operations was comprised of the following:

•

Approximately $3 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $4 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into less U.S. dollars in 2018 as compared to 2017 and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2018 as compared to 2017.

Impact of changes in currency exchange rates nine months ended September 30, 2018 vs September 30 2017

	Transaction gains/(losses) recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$53	$53
Income from operations	(8)	4	12	14	26

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

The $26 million increase in income from operations was comprised of the following:

•

Approximately $12 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $14 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Outlook

We expect our production volumes in 2018 to be lower as compared to the record 2017 production volumes.  Assuming current global economic conditions continue and based on anticipated production levels, we expect our 2018 sales volumes to be lower as compared to record 2017 sales volumes.  As expected, customer inventory level changes we experienced in the second quarter of 2018 continued into the third quarter.  However, we believe customer inventory level changes were short term and worldwide demand remains solid.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

The cost of third-party feedstock ore we purchased in the first nine months of 2018 was higher as compared to the fourth quarter of 2017, and such higher cost feedstock ore was reflected in our results of operations beginning in the second quarter of 2018.  We expect our cost of sales per metric ton of TiO2 sold in 2018 will be moderately higher than our per-metric ton cost in 2017 primarily due to higher third-party feedstock ore costs along with the unfavorable effects of lower production volumes.

We started 2018 with average selling prices 27% higher than the beginning of 2017, and average selling prices increased by an additional 3% in the first six months of 2018 (most of which occurred in the first quarter).  Average selling prices declined by 2% during the third quarter of 2018.  Industry data indicates that overall TiO2 inventory held by producers stood at adequate-to-low levels in the third quarter of 2018.  We expect changes in customer inventory levels to continue to decrease through the fourth quarter of 2018 which could lead to some selling price decreases during the fourth quarter of 2018.

Overall, we expect our sales in 2018 will be comparable to 2017, as the favorable impact of expected higher average selling prices in 2018 would be offset by the unfavorable impact of expected lower sales volumes.  In addition, we expect our income from operations in 2018 will be comparable to 2017, as the favorable impact of expected higher average selling prices in 2018 would be offset by the unfavorable impact of expected lower sales and production volumes and higher raw material and other production costs (principally feedstock ore).  However, we expect our net income in 2018 will be lower as compared to 2017 due to the favorable impact of the aggregate net income tax benefit of $136.5 million we recognized in 2017.

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

Cash provided by operating activities was $199.0 million in the first nine months of 2018 compared to $218.3 million in the first nine months of 2017.  This $19.3 million decrease in the amount of cash provided was primarily due to the net effect of the following:

•	higher income from operations in 2018 of $58.7 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2018 of $58.5 million as compared to 2017, and
•	higher cash paid for taxes in 2018 of $17.7 million due to timing of tax payments as well as the aggregate $10.7 million we paid in 2018 related to the Transition Tax provisions of the 2017 Tax Act.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•

Our average days sales outstanding, or DSO, increased from December 31, 2017 to September 30, 2018, primarily due to the effects of lower sales volumes and relative changes in the timing of collections, and

•	Our average days sales in inventory, or DSI, increased from December 31, 2017 to September 30, 2018, primarily due to higher inventory volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2016	September 30, 2017	December 31, 2017	September 30, 2018
DSO	65 days	66 days	63 days	74 days
DSI	71 days	47 days	62 days	77 days

Investing activities

Our capital expenditures of $40.7 million and $35.4 million in the first nine months of 2017 and 2018, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.  In addition, approximately $14.3 million and $1.7 million, respectively, of such capital expenditures relate to the implementation of our new accounting and manufacturing system.

In addition, during the first nine months of 2018 we loaned $2.6 million and subsequently collected $16.2 million under our unsecured revolving demand promissory note with Valhi.

Financing activities

During the first nine months of 2018, we paid quarterly dividends to stockholders aggregating $.51 per share ($59.1 million).  We paid quarterly dividends aggregating $.45 per share ($52.2 million) during the first nine months of 2017.

Outstanding debt obligations

At September 30, 2018, our consolidated debt comprised:

•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($463.0 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and
•	approximately $2.9 million of other indebtedness.

Our North American and European revolvers and our Senior Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at September 30, 2018) are discussed in Note 8 to our Consolidated Financial Statements included in our 2017 Annual Report.  We are in compliance with all of our debt covenants at September 30, 2018.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At September 30, 2018, we had aggregate cash, cash equivalents and restricted cash on hand of $433.4 million, of which $205.4 million was held by non-U.S. subsidiaries.  Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  At September 30, 2018, we had approximately $106.2 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended September 30, 2018, the full €90.0 million amount of the credit facility ($105.7 million) was available for borrowing at September 30, 2018.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2019) and our long-term obligations (defined as the five-year period ending September 30, 2023, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $65 million in capital expenditures primarily to maintain and improve our existing facilities during 2018, including the $35.4 million we have spent through September 30, 2018.

Stock repurchase program

At September 30, 2018, we have 1,951,000 shares available for repurchase under a stock repurchase program authorized by our board of directors.

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2018.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2018.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

In January 2018, we implemented a new enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance.  We believe we have maintained appropriate internal control over financial reporting during such implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and our 2017 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2017 Annual Report.  There have been no material changes to such risk factors during the nine months ended September 30, 2018.

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

Kronos Worldwide, Inc.
(Registrant)

Date: November 7, 2018	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2018	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)