Form 10-Q
period 2019-09-30
KRONOS WORLDWIDE INC
filed 2019-11-07
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on November 1, 2019:  115,651,706.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2018	2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373.3	$385.8
Restricted cash	1.4	1.1
Accounts and other receivables	312.5	348.3
Inventories, net	497.9	434.9
Prepaid expenses and other	16.3	16.8

Total current assets	1,201.4	1,186.9

Other assets:
Investment in TiO2 manufacturing joint venture	81.3	83.1
Marketable securities	3.4	3.3
Note receivable from Valhi	-	5.0
Operating lease right-of-use assets	-	30.1
Deferred income taxes	122.0	107.7
Other	3.6	3.3

Total other assets	210.3	232.5

Property and equipment:
Land	41.0	39.3
Buildings	211.7	206.1
Equipment	1,102.6	1,079.6
Mining properties	114.0	113.2
Construction in progress	38.0	45.8
	1,507.3	1,484.0
Less accumulated depreciation and amortization	1,020.9	1,018.5

Net property and equipment	486.4	465.5

Total assets	$1,898.1	$1,884.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2018	2019
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1.5	$1.5
Accounts payable and accrued liabilities	222.9	224.4
Income taxes	9.0	1.6

Total current liabilities	233.4	227.5

Noncurrent liabilities:
Long-term debt	455.1	434.6
Accrued pension costs	262.9	249.3
Payable to affiliate - income taxes	56.6	56.6
Operating lease liabilities	-	23.1
Deferred income taxes	21.5	22.0
Other	28.8	24.9

Total noncurrent liabilities	824.9	810.5

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,399.1	1,397.8
Retained deficit	(136.2)	(121.0)
Accumulated other comprehensive loss	(424.3)	(429.5)
Treasury stock	-	(1.6)

Total stockholders' equity	839.8	846.9

Total liabilities and stockholders' equity	$1,898.1	$1,884.9

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(unaudited)
Net sales	$410.3	$437.4	$1,312.5	$1,358.4
Cost of sales	291.2	349.7	846.8	1,051.9

Gross margin	119.1	87.7	465.7	306.5

Selling, general and administrative expense	57.3	56.9	173.7	172.5
Other operating income (expense):
Currency transactions, net	(.6)	5.8	4.2	5.6
Other operating expense, net	(3.1)	(3.5)	(10.7)	(11.0)

Income from operations	58.1	33.1	285.5	128.6

Other income (expense):
Interest and dividend income	1.5	1.4	3.7	5.2
Marketable equity securities	(4.3)	(1.9)	(6.7)	(.1)
Other components of net periodic pension and OPEB cost	(3.7)	(3.8)	(11.3)	(11.4)
Interest expense	(4.9)	(4.6)	(14.7)	(14.1)

Income before income taxes	46.7	24.2	256.5	108.2

Income tax expense	14.1	6.3	75.5	30.5

Net income	$32.6	$17.9	$181.0	$77.7

Net income per basic and diluted share	$.28	$.16	$1.56	$.67

Weighted average shares used in the calculation of net income per share	115.9	115.7	115.9	115.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(unaudited)
Net income	$32.6	$17.9	$181.0	$77.7

Other comprehensive income (loss), net of tax:
Currency translation	4.5	(18.7)	(10.0)	(11.7)
Defined benefit pension plans	2.4	2.2	7.3	6.7
Other postretirement benefit plans	-	(.1)	(.2)	(.2)

Total other comprehensive income (loss), net	6.9	(16.6)	(2.9)	(5.2)

Comprehensive income	$39.5	$1.3	$178.1	$72.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three and nine months ended September 30, 2018 (unaudited)
				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	income (loss)	Total

Balance at December 31, 2017	$1.2	$1,399.0	$(267.2)	$(378.7)	$754.3
Change in accounting principle - ASU 2016-01	-	-	4.8	(4.8)	-
Balance at January 1, 2018, as adjusted	1.2	1,399.0	(262.4)	(383.5)	754.3

Net income	-	-	70.7	-	70.7
Other comprehensive income, net of tax	-	-	-	13.0	13.0
Dividends paid - $.17 per share	-	-	(19.7)	-	(19.7)

Balance at March 31, 2018	1.2	1,399.0	(211.4)	(370.5)	818.3

Net income	-	-	77.7	-	77.7
Other comprehensive loss, net of tax	-	-	-	(22.8)	(22.8)
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.17 per share	-	-	(19.7)	-	(19.7)

Balance at June 30, 2018	1.2	1,399.1	(153.4)	(393.3)	853.6

Net income	-	-	32.6	-	32.6
Other comprehensive income, net of tax	-	-	-	6.9	6.9
Dividends paid - $.17 per share	-	-	(19.7)	-	(19.7)

Balance at September 30, 2018	$1.2	$1,399.1	$(140.5)	$(386.4)	$873.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(In millions)

	Three and nine months ended September 30, 2019 (unaudited)
				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive	Treasury
	stock	capital	(deficit)	income (loss)	stock	Total

Balance at December 31, 2018	$1.2	$1,399.1	$(136.2)	$(424.3)	$-	$839.8

Net income	-	-	30.3	-	-	30.3
Other comprehensive income, net of tax	-	-	-	2.1	-	2.1
Dividends paid - $.18 per share	-	-	(20.9)	-	-	(20.9)

Balance at March 31, 2019	1.2	1,399.1	(126.8)	(422.2)	-	851.3

Net income	-	-	29.5	-	-	29.5
Other comprehensive income, net of tax	-	-	-	9.3	-	9.3
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)
Treasury stock acquired	-	-	-	-	(1.4)	(1.4)

Balance at June 30, 2019	1.2	1,399.2	(118.1)	(412.9)	(1.4)	868.0

Net income	-	-	17.9	-	-	17.9
Other comprehensive loss, net of tax	-	-	-	(16.6)	-	(16.6)
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)
Treasury stock acquired	-	-	-	-	(1.6)	(1.6)
Treasury stock retired	-	(1.4)	-	-	1.4	-

Balance at September 30, 2019	$1.2	$1,397.8	$(121.0)	$(429.5)	$(1.6)	$846.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$181.0	$77.7
Depreciation	36.9	34.3
Amortization of operating lease right-of-use assets	-	5.1
Deferred income taxes	20.5	6.7
Benefit plan expense greater than cash funding	6.5	7.1
Marketable equity securities	6.7	.1
Distributions from (contributions to) TiO2 manufacturing joint venture, net	5.5	(1.8)
Other, net	1.8	1.7
Change in assets and liabilities:
Accounts and other receivables	(25.6)	(59.9)
Inventories	(70.3)	52.1
Prepaid expenses	(8.1)	(1.9)
Accounts payable and accrued liabilities	13.0	5.0
Income taxes	11.9	(3.7)
Accounts with affiliates	17.1	2.1
Other, net	2.1	(.8)

Net cash provided by operating activities	199.0	123.8

Cash flows from investing activities:
Capital expenditures	(35.4)	(34.2)
Loan to Valhi:
Loans	(2.6)	(10.9)
Collections	16.2	5.9

Net cash used in investing activities	(21.8)	(39.2)

Cash flows from financing activities:
Payments on long-term debt	(.5)	(.6)
Dividends paid	(59.1)	(62.5)
Treasury stock acquired	-	(3.0)

Net cash used in financing activities	(59.6)	(66.1)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	117.6	18.5
Currency translation	(7.9)	(6.3)
Balance at beginning of period	323.7	374.7

Balance at end of period	$433.4	$386.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended
	September 30,
	2018	2019
	(unaudited)
Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$18.3	$17.3
Income taxes	36.4	32.3
Accrual for capital expenditures	3.5	1.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2019, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock.  Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation (“Contran”) held approximately 92% of Valhi’s outstanding common stock. At September 30, 2019, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, serves as trustee. In addition, each of Ms. Simmons and Ms. Connelly serves as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee.  Consequently, at September 30, 2019, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (SEC) on March 11, 2019 (2018 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2019 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables:

	December 31,	September 30,
	2018	2019
	(In millions)
Trade receivables	$273.3	$333.9
Recoverable VAT and other receivables	23.8	14.3
Receivables from affiliates:
Louisiana Pigment Company, L.P. (LPC)	10.2	-
Other	2.8	2.0
Refundable income taxes	3.6	.1
Allowance for doubtful accounts	(1.2)	(2.0)
Total	$312.5	$348.3

Note 3 - Inventories, net:

	December 31,	September 30,
	2018	2019
	(In millions)
Raw materials	$93.1	$117.2
Work in process	23.5	29.0
Finished products	316.8	222.9
Supplies	64.5	65.8
Total	$497.9	$434.9

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

September 30, 2019:
Valhi common stock	1	$3.2	$3.2	$-
NL and CompX common stocks	1.1		.1	-
Total		$3.3	$3.3	$-

At December 31, 2018 and September 30, 2019, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2018 and September 30, 2019, the quoted per share market price of Valhi’s common stock was $1.93 and $1.90, respectively.

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

During the first nine months of 2019, our operating lease expense approximated $6.2 million (which amount approximates the amount of cash paid during the period for our operating leases included in the determination of our cash flows from operating activities).  During the first nine months of 2019, variable lease expense and short-term lease expense were not material.  During the first nine months of 2019, we entered into new operating leases which resulted in the recognition of $1.4 million in right-of-use operating lease assets and corresponding liabilities on our Condensed Consolidated Balance Sheet.  At September 30, 2019, the weighted average remaining lease term of our operating leases was approximately 13 years, and the weighted average discount rate associated with such leases was approximately 4.6%.  Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At September 30, 2019, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2019 (remainder of year)	$2.0
2020	6.9
2021	6.1
2022	3.5
2023	2.3
2024 and thereafter	20.8
Total remaining lease payments	41.6
Less imputed interest	12.1
Total lease obligations	29.5
Less current obligations	6.4
Long term lease obligations	$23.1

Approximately $6.9 million of the $29.5 million total lease obligations at September 30, 2019 relates to our Leverkusen facility lease discussed above.

At September 30, 2019, we have no significant lease commitments that have not yet commenced.

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

Note 6 - Other noncurrent assets:

	December 31,	September 30,
	2018	2019
	(In millions)
Pension asset	$.8	$1.3
Deferred financing costs, net	.9	.7
Other	1.9	1.3
Total	$3.6	$3.3

Note 7 - Long-term debt:

	December 31,	September 30,
	2018	2019
	(In millions)
Kronos International, Inc. 3.75% Senior Secured Notes	$452.4	$432.3
Other	4.2	3.8
Total debt	456.6	436.1
Less current maturities	1.5	1.5
Total long-term debt	$455.1	$434.6

Senior Secured Notes - At September 30, 2019, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $5.3 million.

Revolving credit facilities - During the first nine months of 2019, we had no borrowings or repayments under our North American revolving credit facility and our European revolving credit facility.  At September 30, 2019, approximately $118.4 million was available for borrowing under the North American revolving credit facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2019 and the net debt to EBITDA financial test, the full €90.0 million amount of the credit facility ($98.5 million) is available for borrowing at September 30, 2019.

Other - We are in compliance with all of our debt covenants at September 30, 2019.

Note 8 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2018	2019
	(In millions)
Accounts payable	$103.2	$113.2
Employee benefits	27.9	25.1
Accrued sales discounts and rebates	29.7	25.0
Operating lease liabilities	-	6.4
Payables to affiliates:
LPC	16.7	13.3
Income taxes, net - Valhi	10.4	5.4
Other	35.0	36.0
Total	$222.9	$224.4

Note 9 - Other noncurrent liabilities:

	December 31,	September 30,
	2018	2019
	(In millions)
Accrued postretirement benefits	$7.4	$7.7
Employee benefits	7.3	6.3
Other	14.1	10.9
Total	$28.8	$24.9

Note 10 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Net sales - point of origin:
Germany	$211.9	$238.3	$704.1	$706.0
United States	234.5	227.7	640.2	762.3
Canada	82.3	84.0	236.1	258.4
Belgium	66.4	58.3	205.0	205.7
Norway	49.8	46.0	159.4	145.2
Eliminations	(234.6)	(216.9)	(632.3)	(719.2)
Total	$410.3	$437.4	$1,312.5	$1,358.4

Net sales - point of destination:
Europe	$191.8	$201.6	$664.2	$646.2
North America	142.0	147.8	412.6	456.1
Other	76.5	88.0	235.7	256.1
Total	$410.3	$437.4	$1,312.5	$1,358.4

Note 11 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Service cost	$2.9	$2.7	$8.8	$8.3
Interest cost	3.5	3.5	10.7	10.5
Expected return on plan assets	(3.3)	(3.1)	(9.9)	(9.3)
Amortization of prior service cost	.1	.1	.2	.2
Recognized actuarial losses	3.3	3.3	10.3	10.0
Total	$6.5	$6.5	$20.1	$19.7

We expect our 2019 contributions for our pension plans to be approximately $17 million.

Note 12 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$9.8	$5.1	$53.9	$22.7
Non-U.S. tax rates	3.6	1.2	18.6	5.9
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	1.8	(1.1)	2.9	(2.2)
Global intangible low-tax income, net	-	.1	-	1.6
Transition tax	(1.7)	-	(1.7)	-
Adjustment to reserve for uncertain tax positions, net	-	.2	1.4	.6
Canada-Germany APA	-	-	(1.4)	-
Other, net	.6	.8	1.8	1.9
Income tax expense	$14.1	$6.3	$75.5	$30.5

Comprehensive provision for income taxes allocable to:
Net income	$14.1	$6.3	$75.5	$30.5
Other comprehensive income (loss):
Pension plans	1.0	1.2	3.2	3.6
OPEB plans	-	-	(.1)	(.1)
Total	$15.1	$7.5	$78.6	$34.0

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(226.4)	$(238.0)	$(211.9)	$(245.0)
Other comprehensive income (loss)	4.5	(18.7)	(10.0)	(11.7)
Balance at end of period	$(221.9)	$(256.7)	$(221.9)	$(256.7)

Defined benefit pension plans:
Balance at beginning of period	$(167.9)	$(175.5)	$(172.8)	$(180.0)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.4	2.2	7.3	6.7
Balance at end of period	$(165.5)	$(173.3)	$(165.5)	$(173.3)

OPEB plans:
Balance at beginning of period	$1.0	$.6	$1.2	$.7
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	-	(.1)	(.2)	(.2)
Balance at end of period	$1.0	$.5	$1.0	$.5

Marketable securities:
Balance at beginning of period	$-	$-	$4.8	$-
Change in accounting principle	-	-	(4.8)	-
Balance at beginning of period, as adjusted	-	-	-	-
Other comprehensive loss - unrealized losses arising during the period	-	-	-	-
Balance at end of period	$-	$-	$-	$-

Total accumulated other comprehensive loss:
Balance at beginning of period	$(393.3)	$(412.9)	$(378.7)	$(424.3)
Change in accounting principle	-	-	(4.8)	-
Balance at beginning of period, as adjusted	(393.3)	(412.9)	(383.5)	(424.3)
Other comprehensive income (loss)	6.9	(16.6)	(2.9)	(5.2)
Balance at end of period	$(386.4)	$(429.5)	$(386.4)	$(429.5)

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

During the first nine months of 2019, we acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million and subsequently cancelled 110,303, representing $1.4 million, of such shares.  At September 30, 2019 an additional 1,686,008 shares are available for repurchase under this stock repurchase program.

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

Note 15 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2018 and September 30, 2019.

Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(In millions)
Asset:
December 31, 2018 -
Noncurrent marketable securities (See Note 4)	$3.4	$3.4	$-	$-

September 30, 2019 -
Noncurrent marketable securities (See Note 4)	$3.3	$3.3	$-	$-

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2018		September 30, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$374.7	$374.7	$386.9	$386.9
Long-term debt - Fixed rate Senior Secured Notes	452.4	412.9	432.3	438.0
Common stockholders' equity	839.8	1,335.3	846.9	1,430.6

At September 30, 2019, the estimated market price of our Senior Secured Notes was €1,001 per €1,000 principal amount.  The fair value of our Senior Secured Notes is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade are not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

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

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the nine months ended September 30, 2019, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located in Europe and North America.

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

The factors having the most impact on our reported operating results are:

•	TiO2 selling prices,
•	Our TiO2 sales and production volumes,
•	Manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar).

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of our third-party feedstock.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Executive summary

We reported net income of $17.9 million, or $.16 per share, in the third quarter of 2019 as compared to net income of $32.6 million, or $.28 per share, in the third quarter of 2018.  For the first nine months of 2019, we reported net income of $77.7 million, or $.67 per share, compared to net income of $181.0 million, or $1.56 per share, in the first nine months of 2018.  We reported lower net income in the 2019 periods as compared to the 2018 periods primarily due to lower income from operations resulting from the effects of lower average selling prices and higher raw materials and other production costs partially offset by higher sales volumes.

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

Results of operations

Current industry conditions

We started 2019 with average TiO2 selling prices 3% lower than at the beginning of 2018.  Our average TiO2 selling prices declined in the first quarter of 2019 compared to the fourth quarter of 2018 before beginning to rise in the second and third quarters of 2019.  Our average TiO2 selling prices at the end of the third quarter of 2019 were 2% higher than at the end of the second quarter of 2019 and were comparable to the end of 2018.  We experienced higher sales volumes in all major markets in the first nine months of 2019 as compared to the same period of 2018.

We operated our production facilities at overall average capacity utilization rates of 97% in the first nine months of 2019 compared to 95% in the first nine months of 2018.  The table below lists our comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2018	2019
First quarter	95%	97%
Second quarter	97%	97%
Third quarter	92%	97%

Primarily due to a rise in the cost of third-party feedstock we procured in 2018 and 2019, our cost of sales per metric ton of TiO2 sold in the first nine months of 2019 was higher as compared to the first nine months of 2018 (excluding the effect of changes in currency exchange rates).

Quarter ended September 30, 2019 compared to the quarter ended September 30, 2018

	Three months ended September 30,
	2018		2019
	(Dollars in millions)
Net sales	$410.3	100%	$437.4	100%
Cost of sales	291.2	71	349.7	80
Gross margin	119.1	29	87.7	20
Selling, general and administrative expense	57.3	14	56.9	13
Other operating income (expense):
Currency transactions, net	(.6)	-	5.8	1
Other operating expense, net	(3.1)	(1)	(3.5)	-
Income from operations	$58.1	14%	$33.1	8%

				% Change
TiO2 operating statistics:
Sales volumes*	123		144	17%
Production volumes*	131		136	4%
Percentage change in net sales:
TiO2 product pricing				(5)%
TiO2 sales volumes				17
TiO2 product mix/other				(3)
Changes in currency exchange rates				(2)
Total				7%

*	Thousands of metric tons

Net sales - Net sales in the third quarter of 2019 increased 7%, or $27.1 million, compared to the third quarter of 2018 primarily due to the net effect of a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $21 million) and a 17% increase in sales volumes (which increased net sales by approximately $70 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 17% in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $9 million in the third quarter of 2019 as compared to the third quarter of 2018.

Cost of sales and gross margin - Cost of sales increased $58.5 million, or 20%, in the third quarter of 2019 compared to the third quarter of 2018 due to the net effect of a 17% increase in sales volumes, higher raw materials and other production costs of approximately $24 million (primarily caused by higher third-party feedstock costs) and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales increased to 80% in the third quarter of 2019 compared to 71% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 20% in the third quarter of 2019 compared to 29% in the third quarter of 2018.  As discussed and quantified above, our gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the third quarter of 2019 was comparable to the third quarter of 2018.

Income from operations - Income from operations decreased by $25.0 million, or 43%, in the third quarter of 2019 compared to the third quarter of 2018.  Income from operations as a percentage of net sales decreased to 8% in the third quarter of 2019 from 14% in the same period of 2018.  This decrease was driven by the lower gross margin discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $6 million in the third quarter of 2019 as compared to the same period in 2018, as discussed below.

Other non-operating income (expense) – Our loss on marketable equity securities was $4.3 million and $1.9 million in the third quarters of 2018 and 2019, respectively.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the third quarter of 2019 was comparable to the third quarter of 2018 and we expect this comparability of pension and OPEB cost to continue throughout 2019.  See Note 11 to our Condensed Consolidated Financial Statements.  Interest expense in the third quarter of 2019 was also comparable to the third quarter of 2018 and we currently expect our interest expense for all of 2019 to be comparable to 2018.

Income tax expense - We recognized income tax expense of $6.3 million in the third quarter of 2019 compared to income tax expense of $14.1 million in the third quarter of 2018.  The difference is primarily due to lower earnings in 2019.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 12 to our Condensed Consolidated Financial Statements.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine months ended September 30,
	2018		2019
	(Dollars in millions)
Net sales	$1,312.5	100%	$1,358.4	100%
Cost of sales	846.8	65	1,051.9	77
Gross margin	465.7	35	306.5	23
Selling, general and administrative expense	173.7	13	172.5	13
Other operating income (expense):
Currency transactions, net	4.2	1	5.6	-
Other operating expense, net	(10.7)	(1)	(11.0)	(1)
Income from operations	$285.5	22%	$128.6	9%

				% Change
TiO2 operating statistics:
Sales volumes*	385		445	16%
Production volumes*	400		406	1%
Percentage change in net sales:
TiO2 product pricing				(7)%
TiO2 sales volumes				16
TiO2 product mix/other				(3)
Changes in currency exchange rates				(3)
Total				3%

*	Thousands of metric tons

Net sales - Net sales in the first nine months of 2019 increased 3%, or $45.9 million, compared to the first nine months of 2018 primarily due to the net effect of a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $92 million) and a 16% increase in sales volumes (which increased net sales by approximately $210 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 16% in the first nine months of 2019 as compared to the first nine months of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our net sales by approximately $41 million as compared to the first nine months of 2018.

Cost of sales and gross margin - Cost of sales increased $205.1 million, or 24%, in the first nine months of 2019 compared to the same period in 2018 primarily due to the net impact of a 16% increase in sales volumes, higher raw materials and other production costs of approximately $101 million (including higher cost for third-party feedstock, energy and other raw materials) and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales increased to 77% in the first nine months of 2019 compared to 65% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 23% in the first nine months of 2019 compared to 35% in the first nine months of 2018.  As discussed and quantified above, our gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the first nine months of 2019 was comparable to the first nine months of 2018.

Income from operations - Income from operations decreased by $156.9 million, or 55%, in the first nine months of 2019 compared to the first nine months of 2018.  Income from operations as a percentage of net sales decreased to 9% in the first nine months of 2019 from 22% in the same period of 2018.  This decrease was driven by the decrease in gross margin discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $5 million in the first nine months of 2019 as compared to the same period in 2018.

Other non-operating income (expense) - Our loss on marketable equity securities was $6.7 million and $.1 million for the first nine months of 2018 and 2019, respectively.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the first nine months of 2019 was comparable to the first nine months of 2018.  See Note 11 to our Condensed Consolidated Financial Statements.  Interest expense in the first nine months of 2019 was comparable to the first nine months of 2018.

Income tax expense - We recognized income tax expense of $30.5 million in the first nine months of 2019 compared to income tax expense of $75.5 million in the first nine months of 2018.  The difference is primarily due to lower earnings in 2019.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 12 to our Condensed Consolidated Financial Statements.

Effects of Currency Exchange Rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  We periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serve in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates Three months ended September 30, 2019 vs September 30, 2018

				Translation losses - impact of rate changes	Total currency impact 2019 vs 2018
	Transaction gains/(losses) recognized
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(9)	$(9)
Income from operations	(1)	6	7	(1)	6

The $9 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $6 million increase in income from operations was comprised of the following:

•

Approximately $7 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $1 million from net currency translation losses primarily caused by the strengthening of the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation as it related to the U.S. dollar relative to the Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018.

Impact of changes in currency exchange rates Nine months ended September 30, 2019 vs September 30 2018

				Translation gains (losses) - impact of rate changes	Total currency impact 2019 vs 2018
	Transaction gains recognized
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(41)	$(41)
Income from operations	4	6	2	3	5

The $41 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $5 million increase in income from operations was comprised of the following:

•

Approximately $2 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $3 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Outlook

We expect our production volumes in 2019 to be slightly higher as compared to 2018 production volumes.  Assuming global economic conditions remain stable and based on anticipated production levels, we also expect our 2019 sales volumes to be higher as compared to 2018 sales volumes.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

The cost of third-party feedstock we purchased in the last half of 2018 and first nine months of 2019 was higher as compared to the first half of 2018 and such higher cost feedstock was reflected in our results of operations in 2019.   Consequently, our cost of sales per metric ton of TiO2 sold in the first nine months of 2019 was higher than our per-metric ton cost in the first nine months of 2018 (excluding the effect of changes in currency exchange rates).  We expect our cost of sales per metric ton of TiO2 sold in 2019 to be higher than our per-metric ton cost in 2018 primarily due to higher feedstock costs.

We started 2019 with average TiO2 selling prices 3% lower than the beginning of 2018, and average selling prices at the end of the third quarter of 2019 were comparable to the end of 2018.  Average TiO2 selling prices declined by 4% in the first quarter of 2019, then improved by 2% in each of the second and third quarters of 2019.  Supplies of certain grades of TiO2 remain tight, while inventories of certain other grades are adequate.  Considering all of the foregoing factors, including rising raw material costs, and anticipating seasonal demand fluctuations as we enter the fourth calendar quarter, we expect selling prices to remain stable during the remainder of 2019.

Overall, we expect our sales in 2019 will be higher as compared to 2018, principally as a result of the favorable impact of higher expected sales volumes partially offset by the unfavorable impact of lower expected average selling prices (primarily during the first half of the year).  In addition, we expect our income from operations in 2019 will be lower as compared to 2018, as the favorable impact of higher expected sales volumes would be more than offset by the unfavorable impact of lower expected average selling prices and higher raw material and other operating costs in 2019.

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

Cash provided by operating activities was $123.8 million in the first nine months of 2019 compared to $199.0 million in the first nine months of 2018.  This $75.2 million decrease in the amount of cash provided was primarily due to the net effect of the following:

•	lower income from operations in 2019 of $156.9 million,
•	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2019 of $84.6 million as compared to 2018,
•	lower cash paid for taxes in 2019 of $4.1 million due to the net effects of decreased profits in 2019 and the timing of tax payments, and
•	net contributions of $1.8 million in 2019 compared to net distributions of $5.5 million in 2018 from our TiO2 manufacturing joint venture.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, decreased from December 31, 2018 to September 30, 2019, primarily due to relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2018 to September 30, 2019, primarily due to lower inventory volumes attributable to sales volumes outpacing production volumes for the 2019 year-to-date period.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2017	September 30, 2018	December 31, 2018	September 30, 2019
DSO	63 days	74 days	76 days	71 days
DSI	62 days	77 days	113 days	57 days

Investing activities

Our capital expenditures of $35.4 million and $34.2 million in the first nine months of 2018 and 2019, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

In addition, during the first nine months of 2019 we loaned $10.9 million and subsequently collected $5.9 million under our unsecured revolving demand promissory note with Valhi.

Financing activities

During the first nine months of 2019, we paid quarterly dividends of $.18 per share to stockholders aggregating $62.5 million.  We paid quarterly dividends of $.17 per share to stockholders aggregating $59.1 million during the first nine months of 2018.

In addition, during the first nine months of 2019, we acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million.

Outstanding debt obligations

At September 30, 2019, our consolidated debt comprised:

•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($432.3 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and
•	approximately $3.8 million of other indebtedness.

Our North American and European revolvers and our Senior Secured Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers. The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at September 30, 2019) are discussed in Note 8 to our Consolidated Financial Statements included in our 2018 Annual Report.  We are in compliance with all of our debt covenants at September 30, 2019.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At September 30, 2019 we had aggregate cash, cash equivalents and restricted cash on hand of $386.9 million, of which $165.2 million was held by non-U.S. subsidiaries.  Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  At September 30, 2019, we had approximately $118.4 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended September 30, 2019, the full €90.0 million amount of the credit facility ($98.5 million) was available for borrowing at September 30, 2019.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2020) and our long-term obligations (defined as the five-year period ending September 30, 2024, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $75 million in capital expenditures primarily to maintain and improve our existing facilities during 2019, including the $34.2 million we have spent through September 30, 2019.

Stock repurchase program

At September 30, 2019, we have 1,686,008 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 13.

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2019.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and James W. Brown, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2019.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 14 to our Condensed Consolidated Financial Statements and our 2018 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report.  There have been no material changes to such risk factors during the nine months ended September 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses certain information regarding the shares of our common stock we purchased during the third quarter of 2019 (we made no purchases during July and September 2019).  All of these purchases were made under the repurchase program in open market transactions.  See Note 13.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
August 2019	154,689	$10.52	154,689	1,686,008

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

Kronos Worldwide, Inc.
(Registrant)

Date: November 7, 2019	/s/ James W. Brown
James W. Brown
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2019	/s/ Tim C. Hafer
Tim C. Hafer
Senior Vice President and Controller (Principal Accounting Officer)