Form 10-K
period 2019-12-31
KRONOS WORLDWIDE INC
filed 2020-03-11
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the 22.5 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 28, 2019 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $344.1 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on February 28, 2020:  115,651,706.

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
•

General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material costs or reduce demand or perceived demand for Kronos’ TiO2 products (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as the coronavirus)

•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation of our competitors
•	Potential consolidation of our customers
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Potential difficulties in upgrading or implementing accounting and manufacturing software systems
•	The introduction of trade barriers or trade disputes
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber-attacks)
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform

•	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein including new environmental health and safety regulations such as those seeking to limit or classify TiO2 or its use
•	Possible future litigation.

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

General

Kronos Worldwide, Inc. (NYSE: KRO) (Kronos), incorporated in Delaware in 1989, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  We, along with our distributors and agents, sell and provide technical services for our products to approximately 4,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region.  We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 1990.  Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future.  We believe that Western Europe and North America currently each account for approximately 17% of global TiO2 consumption.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

At December 31, 2019, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 30% was owned by a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL).  Valhi also owns approximately 83% of NL Industries’ outstanding common stock.  A wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons, Serena Simmons Connelly and a trust established for the benefit of Ms. Simmons, Ms. Connelly, and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Products and end-use markets

Including our predecessors, we have produced and marketed TiO2 in North America and Europe, our primary markets, for over 100 years.  We believe we are the largest producer of TiO2 in Europe with 46% of our 2019 sales volumes attributable to markets in Europe.  The table below shows our market share for our significant markets, Europe and North America, for the last three years.

	2017	2018	2019
Europe	17%	13%	18%
North America	18%	17%	19%

We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2019.  Overall, we are one of the top five producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  We ship TiO2 to our customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of our core TiO2 pigments represented approximately 94% of our net sales in 2019.  We and our agents and distributors primarily sell our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate TiO2 sales volume by geographic region and end use for the year ended December 31, 2019:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	46%	Coatings	57%
North America	34%	Plastics	28%
Asia Pacific	10%	Paper	5%
Rest of World	10%	Other	10%

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 6% of our net sales in 2019:

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

Manufacturing, operations and properties

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2019, chloride process production facilities represented approximately 45% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

We produced 546,000 metric tons of TiO2 in 2019, up from the 536,000 metric tons we produced in 2018.  Our production volumes include our share of the output produced by our TiO2 manufacturing joint venture discussed below in “TiO2 manufacturing joint venture.”  Our average production capacity utilization rates were at full practical capacity in 2017, 95% in 2018 and 98% in 2019.  Our production rates in 2018 were impacted by maintenance activities at certain facilities and by the first quarter implementation of a productivity-enhancing improvement project at our Belgian facility.

We operate facilities throughout North America and Europe, including the only sulfate process plant in North America and four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 manufacturing joint venture,” a 50% interest in a TiO2 plant near Lake Charles, Louisiana.

Our production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, incurring only moderate capital expenditures.  We expect to operate our TiO2 plants at near full practical capacity levels in 2020.

The following table presents the division of our expected 2020 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	31%	2%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	16	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	7
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	16	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	14	-
Total		77%	23%

(1)

The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long-term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.  In conjunction with our long-term strategy to increase chloride process production, in late 2019 we decided to phase-out sulfate production at the Leverkusen facility by the end of 2020.

(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)

We operate the Lake Charles facility in a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which we are entitled. See Note 5 to our Consolidated Financial Statements and “TiO2 manufacturing joint venture.” The joint venture owns the land and facility.

We own the land underlying all of our principal production facilities unless otherwise indicated in the table above.

We also operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  In addition, we operate a rutile slurry manufacturing plant near Lake Charles, Louisiana, which converts dry pigment primarily manufactured for us at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

We have corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium, France and the United Kingdom and various sales offices located in North America.

TiO2 manufacturing joint venture

Kronos Louisiana, Inc., one of our subsidiaries, and Venator Investments each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P. (LPC).  LPC owns and operates a chloride-process TiO2 plant located near Lake Charles, Louisiana.  We and Venator share production from the plant equally pursuant to separate offtake agreements, unless we and Venator otherwise agree.

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

LPC is not consolidated in our financial statements because we do not control it.  We account for our interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture.  We are required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Venator with the exception of feedstock (purchased natural rutile ore or chlorine slag) and packaging costs for the pigment grades produced.  Our share of net costs is reported as cost of sales as the TiO2 is sold.  See Notes 5 and 14 to our Consolidated Financial Statements.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract which automatically renewed at the end of 2018 and extends through December 31, 2020.  The contract automatically renews bi-annually but can be terminated if written notice is given at least twelve months prior to the current contract end date.  We also purchase upgraded slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that expires at the end of 2021.  We purchase rutile ore primarily from Sierra Rutile Limited under a contract that expires in 2022 and Base Titanium Limited under a contract that expires at the end of 2022.  In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts, and contracts that we may enter into, will meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2019.  We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we purchase sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice.  We expect the raw materials purchased under this contract, and contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase.  The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes our raw materials purchased or mined in 2019.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants -
Purchased slag or rutile ore	523
Sulfate process plants:
Ilmenite ore mined and used internally	300
Purchased slag	24

Sales and marketing

Our marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers.  Because TiO2 represents a significant input cost for our customers, the purchasing decisions are often made by our customers’ senior management.  We work to maintain close relationships with the key decision makers through in-depth and frequent in-person meetings.  We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organizations using our direct sales force and technical service group to accomplish this objective.  We believe this has helped build customer loyalty to Kronos and strengthened our competitive position.  Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses.  Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices.  This focus includes continuously reviewing and optimizing our customer and product portfolios.

We also work directly with our customers to monitor the success of our products in their end-use applications, evaluate the need for improvements in our product and process technology and identify opportunities to develop new product solutions for our customers.  Our marketing staff closely coordinates with our sales force and technical specialists to ensure the needs of our customers are met, and to help develop and commercialize new grades where appropriate.

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

We sell to a diverse customer base with only one customer representing 10% or more of our net sales in 2019 (Behr Process Corporation - 10%).  Our largest ten customers accounted for approximately 36% of net sales in 2019.

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

Competition

The TiO2 industry is highly competitive.  We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Price and availability are the most significant competitive factors along with quality and customer service for the majority of our product grades.  Increasingly, we are focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from our competitors’ products.  During 2019, we had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volume, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are The Chemours Company, Tronox Incorporated, Lomon Billions and Venator Materials PLC.  The top five TiO2 producers (i.e. we and our four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2019:

Worldwide production capacity - 2019
Chemours	16%
Tronox	12%
Lomon Billions	9%
Venator	8%
Kronos	7%
Other	48%

Chemours has over one-half of total North American TiO2 production capacity and is our principal North American competitor.  In the second quarter of 2019, Tronox acquired certain of the TiO2 assets of Cristal Global. In 2018, Lomon Billions announced construction plans for an additional 200,000 tons of chloride capacity, a portion of which came on line in 2019.  The remainder is scheduled to come on line in 2020.

Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants throughout the world.  Although overall industry demand is expected to increase in 2020, we do not expect any significant efforts will be undertaken by us or our principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects and the Lomon Billions expansion mentioned above.  If actual developments differ from our expectations, the TiO2 industry’s and our performance could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity.  We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new products and applications.  Our expenditures for these activities were approximately $18 million in 2017, $16 million in 2018 and $17 million in 2019.  We expect to spend approximately $17 million on research and development in 2020.

We continually seek to improve the quality of our grades and have been successful in developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles.  Since the beginning of 2015, we have added ten new grades for pigments and other applications.

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

Employees

As of December 31, 2019, we employed the following number of people:

Europe	1,805
Canada	340
United States (1)	55
Total	2,200
(1)	Excludes employees of our LPC joint venture.

Certain employees at each of our production facilities are organized by labor unions.  In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, our union employees are covered by a collective bargaining agreement that expires in June 2021.  At December 31, 2019, approximately 86% of our worldwide workforce is organized under collective bargaining agreements. It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

Regulatory and environmental matters

Our operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees.  Certain of our operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to comply with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance and overall sustainability.  We recently updated our Kronos Sustainability Report (available on our website at www.kronostio2.com), which highlights our focus on sustainability of our manufacturing operations, as well as our environmental, social and governance strategy.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require us to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity.

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

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically we establish compliance programs to resolve these matters.  Occasionally, we may pay penalties.  To date, such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity.  We believe all of our facilities are in substantial compliance with applicable environmental laws.

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

On February 18, 2020 the European Union published a regulation classifying TiO2 powder and powder mixtures containing TiO2 as a suspected carcinogen via inhalation under its EU Regulation No. 1272/2008 on classification, labeling and packing of substances and mixtures.  The regulation will enter into force on October 1, 2021 at which time hazard labels will be required on certain TiO2 powder products and certain powder mixtures containing TiO2 in the EU.

This classification of TiO2 is based on scientifically questioned animal test data.  Separate studies of TiO2 workers conducted by the TiO2 industry have shown no TiO2 specific links to cancer.  We intend to comply with the new requirements including working with customers and other stakeholders on compliance matters as appropriate.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $20.0 million in 2019 and are currently expected to be approximately $25 million in 2020.

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

Our sales and profitability are largely dependent on the TiO2 industry.  In 2019, 94% of our sales were attributable to sales of TiO2.  TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions.  Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions worldwide can significantly impact our earnings and operating cash flows.  Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.  Our ability to further increase capacity without additional investment in greenfield or brownfield capacity may be limited and as a result, our profitability may become even more dependent upon the selling prices of our products.

The TiO2 industry is concentrated and highly competitive and we face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global market in which we operate our business is concentrated, with the top five TiO2 producers accounting for approximately 52% of the world’s production capacity, and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs.  In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.  In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which we purchase our raw materials could adversely affect their availability.  If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels.  We experienced increases in our feedstock costs in 2018 and 2019, and we expect our feedstock costs to continue to increase in the first half of 2020 before moderating slightly in the second half of 2020.  We may also experience higher operating costs such as energy costs, which could affect our profitability.  We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2022.  While we believe we will be able to renew these contracts, there can be no assurance we will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our current agreements (including those entered into through February 2020) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $897 million beginning in 2020.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $74 million at December 31, 2019.  Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2019, our total consolidated debt was approximately $445.5 million, substantially all of which relates to our Senior Secured Notes issued in September 2017.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $581 million in 2020.  Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our revolving credit facilities in the future will, in some instances, depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Operating as a global business presents risks associated with global and regional economic, political and regulatory environments.

We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, exchange controls, global and regional economic downturns, terrorism, health crises (such as the coronavirus) and political conditions.  We may encounter difficulties enforcing agreements or other legal rights and our effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates, including costs associated with the repatriation of non-U.S. earnings.  These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Changes in currency exchange rates and interest rates can adversely affect our net sales, profits and cash flows.

We operate our businesses in several different countries and sell our products worldwide.  For example, during 2019, 46% of our sales volumes were sold into European markets.  The majority (but not all) of our sales from our operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar.  Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

If our intellectual property were to be declared invalid, or copied by or become known to competitors, or if our competitors were to develop similar or superior intellectual property or technology, our ability to compete could be adversely impacted.

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

Environmental, health and safety laws and regulations may result in increased regulatory scrutiny which could decrease demand for our products, increase our manufacturing and compliance costs or obligations and result in unanticipated losses which could negatively impact our financial results or limit our ability to operate our business.

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which we operate or sell our products, seeking to regulate our operations or to restrict, limit or classify TiO2, or its use (such as the classification of TiO2 powder as a suspected carcinogen in the EU).  Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2, and increase our manufacturing and regulatory compliance obligations and costs.  Increased compliance obligations and costs or restrictions on certain TiO2 applications could negatively impact our future financial results through increased costs of production, or reduced sales which may decrease our liquidity, operating income and results of operations.

Global climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means, including emissions permits and/or energy taxes.  In several of our production facilities, we consume large amounts of energy, primarily electricity and natural gas.  To date, the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if further greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits.  If such increased costs of production were to materialize, we may be unable to pass on price increases to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

Technology failures or cyber security breaches could have a material adverse effect on our operations.

 We rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of our products to and from our plants, receive, process and ship orders, manage the billing of and collections from our customers and manage payments to our vendors.  Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective.  Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction as well as cyber security breaches or attacks, resulting in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems.  If any of these events were to occur, our results of operations and financial condition could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information on our properties is incorporated by reference to Item 1: Manufacturing, Operations and Properties above.  Our corporate headquarters is located in Dallas, Texas.  See Notes 1 and 7 to our Consolidated Financial Statements for information on our leases.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various environmental, contractual, intellectual property, product liability and other claims and disputes incidental to our business.  Information required for this Item is incorporated by reference to Note 15 to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO).  As of February 28, 2020, there were approximately 1,800 holders of record of our common stock.

In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  In 2019 we repurchased 264,992 shares, and we have 1,686,008 shares available for repurchase under the stock repurchase program at December 31, 2019.  See Note 13 to our Consolidated Financial Statements.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Index and an index of a self-selected peer group of companies.  In 2018, as more of our peers have become publicly traded, we began using a peer group metric which we believe provides a more meaningful comparison to our performance.  The peer group index is comprised of The Chemours Company, Venator Materials PLC and Tronox Ltd.  The Chemours Company and Venator Materials PLC are included from the date each company began trading on the New York Stock Exchange in June 2015 and August 2017, respectively.  The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2014 and reinvestment of cash dividends and other distributions to stockholders.

	2014	2015	2016	2017	2018	2019
Kronos common stock	$100	$47	$108	$239	$111	$136
S&P 500 Composite Stock Index	100	101	114	138	132	174
Peer Group	100	24	89	197	94	77

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2019, 140,900 shares are available for award under this plan.  See Note 13 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2015	2016	2017	2018	2019
	(In millions, except per share data and TiO2 operating statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$1,348.8	$1,364.3	$1,729.0	$1,661.9	$1,731.1
Gross margin (1)	200.0	264.7	569.7	562.2	386.2
Income from operations (1)	11.0	92.9	347.8	330.1	145.8
Net income (loss)	(173.6)	43.3	354.5	205.0	87.1
Net income (loss) per share	(1.50)	.37	3.06	1.77	.75
Cash dividends per share	.60	.60	.60	.68	.72

BALANCE SHEET DATA (at year end):
Total assets (2)	$1,242.7	$1,179.6	$1,824.4	$1,898.1	$1,965.8
Notes payable and long-term debt including current maturities	341.0	339.0	474.5	456.6	445.5
Common stockholders' equity	461.9	395.0	754.3	839.8	816.1

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$52.1	$89.6	$276.1	$188.5	$160.3
Investing activities	(47.1)	(53.0)	(77.9)	(42.7)	(52.5)
Financing activities	(72.1)	(73.3)	58.8	(80.4)	(87.9)

TiO2 OPERATING STATISTICS:
Sales volumes (3)	525	559	586	491	566
Production volumes (3)	528	546	576	536	546
Production capacity at beginning of year (3)	555	555	555	565	560
Production rate as a percentage of capacity	95%	98%	100%	95%	98%
(1)

Prior period amounts have been reclassified to reflect the adoption on January 1, 2018 of ASU 2017-07, Compensation – Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  As a result, gross margin increased by $7.7 million in each of 2015 and 2016 and $10.8 million in 2017.  Income from operations increased by $12.1 million, $11.8 million and $17.4 million in 2015, 2016 and 2017, respectively.  There was no impact to net income (loss) in any period as a result of this reclassification.

(2)	On January 1, 2019 we adopted ASU 2016-02, Leases (Topic 842). Our December 31, 2019 total assets include $29.0 million of right-of-use lease assets. Prior periods were not restated.
(3)	Metric tons in thousands

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial and specialty products.  During 2019, 46% of our sales volumes were sold into European markets.  We believe we are the largest producer of TiO2 in Europe with an estimated 18% share of European TiO2 sales volumes in 2019.  In addition, we estimate we have a 19% share of North American TiO2 sales volumes in 2019.  Our production facilities are located in Europe and North America.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe that our customers’ inventory levels are influenced in part by their expectation for future changes in TiO2 selling prices as well as their expectation for future availability of product.  Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products with price and availability being the most significant competitive factors along with product quality, and customer and technical support services.

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

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of our third-party feedstock ore.  TiO2 selling prices generally follow industry trends and selling prices will increase or decrease generally as a result of competitive market pressures.

In addition, our effective income tax rate in 2017, 2018 and 2019 was impacted by certain favorable and unfavorable developments discussed below.

Executive summary

We reported net income of $87.1 million, or $.75 per share, in 2019 compared to $205.0 million, or $1.77 per share in 2018.  We reported lower net income in 2019 as compared to 2018 primarily due to lower income from operations resulting from the effects of lower average selling prices and higher raw materials and other production costs partially offset by higher sales volumes.

We reported net income of $205.0 million, or $1.77 per share for 2018 compared to net income of $354.5 million, or $3.06 per share for 2017.  Our net income was lower in 2018 compared to 2017 in part due to lower income from operations as the favorable impact of higher average selling prices was more than offset by the unfavorable impact of lower sales and production volumes and higher raw materials and other production costs as discussed below.  In addition, we recognized an aggregate net income tax benefit of $136.5 million in 2017 as a result of the net effect of reversing our deferred income tax asset valuation allowances associated with our German and Belgian operations ($186.7 million income tax benefit) and our deferred income tax asset valuation allowance related to certain U.S. deferred income tax assets of one of our non-U.S. subsidiaries ($18.7 million income tax benefit), the one-time repatriation tax imposed on the post-1986 undistributed earnings of our non-U.S. subsidiaries as a result of the Tax Cuts and Jobs Act (2017 Tax Act) ($76.2 million income tax expense), an income tax benefit related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany ($11.8 million income tax benefit), and an income tax expense related to a change in our conclusions regarding our permanent reinvestment assertion with respect to the post-1986 undistributed earnings of our European subsidiaries ($4.5 million income tax expense).

Our net income in 2019 includes:

•

the fourth quarter recognition of a non-cash deferred income tax expense of $5.5 million ($.05 per share) primarily related to the revaluation of our net deferred income tax asset in Germany as a result of a decrease in the German trade tax rate,

•	the fourth quarter recognition of an income tax benefit of $3.0 million ($.03 per share) related to the favorable settlement of a prior year tax matter in Germany, and
•	the fourth quarter recognition of a pre-tax insurance settlement gain of $2.6 million ($2.0 million, or $.02 per share, net of income tax expense) related to a property damage claim.

Our net income in 2018 includes:

•	the fourth quarter recognition of a $3.7 million ($.03 per share) current cash income tax expense related to tax on global intangible low-tax income (GILTI), and
•	an aggregate $2.1 million ($.02 per share) non-cash income tax expense related to an increase in our reserve for uncertain tax positions, recognized in the first and fourth quarters.

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

•	a pre-tax aggregate charge of $7.1 million ($4.6 million, or $.04 per share, net of income tax benefit) related to the loss on prepayment of debt recognized in the third quarter.

Comparison of 2019 to 2018 Results of Operations

	Years ended December 31,
	2018		2019
	(Dollars in millions)
Net sales	$1,661.9	100%	$1,731.1	100%
Cost of sales	1,099.7	66	1,344.9	78
Gross margin	562.2	34	386.2	22
Selling, general and administrative expense	228.3	14	228.2	13
Other operating income (expense):
Currency transactions, net	10.1	1	2.0	-
Other operating expense, net	(13.9)	(1)	(14.2)	(1)
Income from operations	$330.1	20%	$145.8	8%

				% Change
TiO2 operating statistics:
Sales volumes*	491		566	15%
Production volumes*	536		546	2%
Percentage change in net sales:
TiO2 product pricing				(6)%
TiO2 sales volumes				15
TiO2 product mix/other				(2)
Changes in currency exchange rates				(3)
Total				4%

* Thousands of metric tons

Industry conditions and 2019 overview – At the beginning of 2019, our average TiO2 selling prices were 3% lower than at the beginning of 2018 and from that point, average selling prices, though lower than 2018 selling prices, were relatively stable throughout 2019.  Our average selling prices at the end of the fourth quarter of 2019 were 1% lower than at the end of the third quarter of 2019 and 1% lower than at the end of 2018.  We experienced higher sales volumes in the European, North American and export markets in 2019 as compared to sales volumes in 2018, with the European market experiencing the most significant increase.

The following table shows our capacity utilization rates during 2018 and 2019.

	2018	2019

First Quarter	95%	97%
Second Quarter	97%	97%
Third Quarter	92%	97%
Fourth Quarter	95%	100%
Overall	95%	98%

Primarily due to a moderate rise in the cost of third-party feedstock we procured in 2018 and 2019, our cost of sales per metric ton of TiO2 sold in 2019 was higher as compared to 2018 (excluding the effect of changes in currency exchange rates).

Net sales – Our net sales increased 4% or $69.2 million in 2019 compared to 2018, primarily due to the net effect of a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $100 million), a 15% increase in sales volumes (which increased net sales by approximately $249 million) and changes in currency exchange rates.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Our sales volumes increased 15% in 2019 as compared to the sales volumes of 2018 primarily due to strength in the European, North American and export markets in 2019 as compared to 2018.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our net sales by approximately $49 million, or 3%, as compared to 2018.

Cost of sales and gross margin – Cost of sales increased $245.2 million or 22% in 2019 compared to 2018 primarily due to the net impact of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $122 million (including higher cost for third-party feedstock, energy and other raw materials) and currency fluctuations (primarily the euro relative to the U.S. dollar).  Our cost of sales as a percentage of net sales increased to 78% in 2019 compared to 66% in 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 22% in 2019 compared to 34% in 2018.  As discussed and quantified above, our gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Selling, general and administrative expense – Selling, general and administrative expenses were $228.2 million in 2019, which were comparable to such expenses in 2018.

Income from operations – Income from operations decreased by $184.3 million, from $330.1 million in 2018 to $145.8 million in 2019.  Income from operations as a percentage of net sales was 8% in 2019 compared to 20% in 2018.  This decrease was driven by the decrease in gross margin discussed above for the comparable periods.  We estimate that changes in currency exchange rates decreased income from operations by approximately $3 million in 2019 as compared to 2018.

Other non-operating income (expense) – Our loss on marketable equity securities was $.1 million in 2019 and $7.3 million in 2018. See Note 6 to our Consolidated Financial Statements.  Other components of net periodic pension and postretirement benefits other than pensions, or OPEB, cost in 2019 was comparable to 2018.  See Note 10 to our Consolidated Financial Statements.  Interest expense in 2019 was comparable to 2018.

Income tax expense – We recognized income tax expense of $34.0 million in 2019 compared to income tax expense of $88.8 million in 2018.  The decrease is primarily due to lower earnings in 2019.  In addition, our income tax expense in 2019 includes an income tax benefit recognized in the fourth quarter of $3.0 million related to the favorable settlement of a prior year tax matter in Germany, with $1.5 million recognized as a current cash tax benefit and $1.5 million recognized as a non-cash deferred income tax benefit related to an increase to our German net operating loss carryforward.  In addition, in the fourth quarter of 2019, we recognized a non-cash deferred income tax expense of $5.5 million primarily related to the revaluation of our net deferred income tax asset in Germany resulting from a decrease in the German trade tax rate.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions.  Our consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Our consolidated effective income tax rate in 2020 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations.  In addition, our consolidated effective income tax rate in 2020 is expected to be lower than our effective tax rate in 2019 primarily due to the mix of earnings and a decrease in the statutory income tax rate in certain non-U.S. jurisdictions in which we operate.

Comparison of 2018 to 2017 Results of Operations

	Years ended December 31,
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

Cost of sales and gross margin – Cost of sales decreased $59.6 million or 5% in 2018 compared to 2017 due to the net impact of a 16% decrease in sales volumes, a 7% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $103 million (primarily caused by higher third-party feedstock costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in 2018 compared to the production volumes in 2017 was primarily due to increased maintenance activities at certain facilities in 2018, and the implementation of a productivity-enhancing improvement project at our Belgian facility in the first quarter of 2018.  Our cost of sales as a percentage of net sales decreased to 66% in 2018 compared to 67% in 2017 as the favorable effects of higher average selling prices more than offset the unfavorable effects related to lower production volumes and higher raw materials and other production costs, as discussed above.

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

Other non-operating income (expense) – Beginning on January 1, 2018 with the adoption of ASU 2016-01, all of our marketable equity securities continue to be carried at fair value, but any unrealized gains or losses on the securities are now recognized in Marketable equity securities on our Consolidated Statements of Income.  See Note 6 to our Consolidated Financial Statements.  Other components of net periodic pension and postretirement benefits other than pensions, or OPEB, cost decreased $2.4 million in 2018 compared to 2017 primarily due to a higher expected return on plan assets for certain non-U.S. defined benefit plans in 2018.  See Note 10 to our Consolidated Financial Statements.  Interest expense in 2018 was comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of our Senior Secured Notes were offset by lower average interest rates on outstanding indebtedness.  We also recognized a loss on prepayment of debt in the third quarter of 2017 aggregating $7.1 million, associated with the prepayment and termination of our term loan indebtedness.  See Note 8 to our Consolidated Financial Statements.

Income tax expense (benefit) – We recognized income tax expense of $88.8 million in 2018 compared to an income tax benefit of $48.8 million in 2017.  As discussed in Note 12 to our Consolidated Financial Statements, our income tax benefit in 2017 includes a net income tax benefit of $136.5 million, consisting of the following:

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

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions.  Beginning in 2018 (following enactment of the 2017 Tax Act), the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.  Prior to 2018, the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.  See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Our effective income tax rate in 2017, excluding the impact of the reversal of the deferred income tax asset valuation allowances, the one-time repatriation tax, the impact of the change in our permanent reinvestment assertion with respect to the undistributed earnings of our European subsidiaries and the change to our reserve for uncertain tax positions, was lower than the U.S. federal statutory rate of 35% primarily due to the impact of the earnings of our non-U.S. subsidiaries. See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Effects of currency exchange rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 16 to our Consolidated Financial Statements, we periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serve in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates - 2019 vs. 2018
				Translation
				gains/(losses)	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2018	2019	Change	rate changes	2019 vs. 2018
			(In millions)
Impact on:
Net sales	$-	$-	$-	$(49)	$(49)
Income from operations	10	2	(8)	5	(3)

The $49 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $3 million decrease in income from operations was comprised of the following:

•

Approximately $8 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by the strengthening of the U.S. dollar relative to the euro as the reduction in net sales caused by such strengthening of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Impact of changes in currency exchange rates - 2018 vs. 2017
				Translation
				gains-	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2017	2018	Change	rate changes	2018 vs. 2017
			(In millions)
Impact on:
Net sales	$-	$-	$-	$49	$49
Income from operations	(8)	10	18	15	33

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

Outlook

During 2019 we operated our production facilities at 98% of practical capacity compared to 95% of practical capacity in 2018. We expect our production volumes in 2020 to be slightly higher as compared to the 2019 production volumes.  Based on anticipated production levels, and assuming current global economic conditions continue, including limited impact on our business from the coronavirus discussed below, we expect our 2020 sales volumes to be slightly lower as compared to 2019 sales volumes.  We will continue to monitor current and anticipated near-term customer demand levels throughout the year and align our production and inventories accordingly.

The cost of third-party feedstock we purchased in the last half of 2018 and throughout 2019 was higher as compared to the first half of 2018 and such higher cost feedstock was reflected in our results of operations in 2019. Consequently, our cost of sales per metric ton of TiO2 sold in 2019 was higher than our per-metric ton cost in 2018 (excluding the effect of changes in currency exchange rates).  We expect our cost of sales per metric ton of TiO2 sold in 2020 to be higher than our per-metric ton cost in 2019 primarily due to continued higher feedstock costs.

At the beginning of 2019, our average TiO2 selling prices were 3% lower than at the beginning of 2018 and from that point, average selling prices, though lower than 2018 selling prices, were relatively stable, declining an additional 1% during 2019.  Producer inventories of certain grades of TiO2 remain tight, while inventories of certain other grades are adequate. Considering all of the foregoing factors, including rising raw material costs and steady demand, we expect selling prices to remain stable during the first quarter of 2020.

Overall, we expect our sales in 2020 will be slightly lower than in 2019, principally as a result of the unfavorable impact of lower expected sales volumes.  In addition, we expect our income from operations in 2020 will be lower as compared to 2019 due to the unfavorable impact of lower expected sales volumes and higher raw material costs (principally feedstock).

Our expectations for our future operating results are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, technological advances, worldwide production capacity and the consequences arising directly or indirectly out of the recent coronavirus outbreak.  The extent of the impact of the coronavirus outbreak on our operational and financial performance will depend on future developments, including the severity, duration and spread of the outbreak and its impact on, among other things, overall demand for our products and our customers’ products, supply chains, our operations and the operations of our competitors, all of which are uncertain and cannot be predicted.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2019, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

Critical accounting policies and estimates

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements.  Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP which requires management to make estimates,  judgments and assumptions that we believe are reasonable based on our historical experience, observance of known trends in our Company and industry as a whole and information available from outside sources.  Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results may differ significantly from those initial estimates.

We believe the most critical accounting policies and estimates involving significant judgment and estimates primarily relate to long-lived assets, defined benefit pension plans and income taxes.

•

Long-lived assets – The net book value of our property and equipment totaled $490.6 million at December 31, 2019. We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators are present.  We did not evaluate any long-lived assets for impairment during 2019 because no such impairment indicators were present.

•

Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada.  See Note 10 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $28.9 million in 2017, $26.6 million in 2018 and $28.0 million in 2019.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes.  We made contributions to all of our plans which aggregated $16.2 million in 2017, $17.1 million in 2018 and $16.2 million in 2019.

Under defined benefit pension plan accounting, defined benefit pension plan expense, pension assets and accrued pension costs are each recognized based on certain actuarial assumptions.  These assumptions are principally the assumed discount rate, the assumed long-term rate of return on plan assets, the fair value of plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

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

At December 31, 2019, approximately 71%, 15%, 7% and 2% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2017 and expense in 2018	Obligations at December 31, 2018 and expense in 2019	Obligations at December 31, 2019 and expense in 2020
Germany	1.8%	1.8%	1.0%
Canada	3.3%	3.5%	3.0%
Norway	2.5%	2.5%	2.3%
U.S.	3.5%	4.1%	3.1%

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

At December 31, 2019, approximately 58%, 23%, 11% and 3% of the plan assets related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

Our assumed long-term rates of return on plan assets for 2017, 2018 and 2019 were as follows:

	2017	2018	2019
Germany	1.3%	2.0%	2.3%
Canada	4.3%	4.2%	4.0%
Norway	3.5%	4.0%	4.0%
U.S.	7.5%	7.5%	5.5%

Our long-term rate of return on plan asset assumptions in 2020 used for purposes of determining our 2020 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 1.0%, 3.5%, 4.0% and 4.5%, respectively.

We follow ASC Topic 820, Fair Value Measurements and Disclosures, in determining the fair value of plan assets within our defined benefit pension plans.  While we believe the valuation methods used to determine the fair value of plan assets are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

In addition to the actuarial assumptions discussed above, the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability will vary based upon relative changes in currency exchange rates. See Note 10 to our Consolidated Financial Statements for additional discussion of actuarial assumptions used in determining defined benefit pension assets, liabilities and expenses.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2020, we expect our defined benefit pension expense will approximate $32 million in 2020.  In comparison, we expect to be required to contribute approximately $17 million to such plans during 2020.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2019, our aggregate projected benefit obligations would have increased by approximately $35.4 million at that date and our defined benefit pension expense would be expected to increase by approximately $2.1 million during 2020.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1.1 million during 2020.

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

For example, at December 31, 2019 we have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $501 million for German corporate tax purposes) and in Belgium (the equivalent of $8 million for Belgian corporate tax purposes), all of which have an indefinite carryforward period.  As a result, we have or have had net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  As more fully described in Note 12 to our Consolidated Financial Statements, we had a deferred income tax asset valuation allowance recognized with respect to such net deferred income tax assets of our Belgian and German operations beginning June 30, 2015.  At June 30, 2017 we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.  In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our non-U.S. subsidiaries.  For example, during 2019, relative changes in currency exchange rates resulted in a $2.3 million decrease in the reported amount of our cash, cash equivalents and restricted cash compared to a $14.4 million decrease in 2018 and a $14.4 million increase in 2017.

Cash provided by operating activities was $160.3 million in 2019 compared to $188.5 million in 2018.  This $28.2 million decrease in the amount of cash provided was primarily due to the net effect of the following:

•	lower income from operations in 2019 of $184.3 million,
•	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2019 of $129.4 million as compared to 2018,
•	lower cash paid for taxes in 2019 of $32.1 million due to the net effects of decreased profits in 2019 and the timing of tax payments, and

•	net contributions of $9.3 million in 2019 compared to net distributions of $4.0 million in 2018 from our TiO2 manufacturing joint venture.

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

•	higher distributions from our TiO2 manufacturing joint venture in 2018 of $10.0 million, primarily due to the timing of the joint venture’s working capital needs.

Changes in working capital are affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, decreased from December 31, 2018 to December 31, 2019, primarily due to relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2018 to December 31, 2019, primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes for 2019.

For comparative purposes, we have provided prior year numbers below.

	December 31, 2017	December 31, 2018	December 31, 2019
Days sales outstanding	63 days	76 days	71 days
Days sales in inventory	62 days	113 days	83 days

Investing activities

Our capital expenditures were $55.1 million in 2019 compared to $56.3 million in 2018 and $64.3 million in 2017.  Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities.  In addition, approximately $21.1 million of our capital expenditures during 2017 and 2018 relates to the implementation of a new accounting and manufacturing software system.  Our capital expenditures during the past three years include an aggregate of approximately $53.2 million (including $20.0 million in 2019) for our ongoing environmental protection and compliance programs.

Under the terms of our unsecured revolving demand promissory note with Valhi, we loaned $16.6 million and subsequently collected $16.6 million during 2019 and we loaned $2.6 million and subsequently collected $16.2 million during 2018.

In addition, we received $2.6 million from an insurance settlement related to a property damage claim in 2019.

Financing activities

During 2019, we:

•	paid quarterly dividends of $.18 per share to stockholders aggregating $83.4 million, and
•	acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million.

During 2018, we paid quarterly dividends of $.17 per share to stockholders aggregating $78.8 million.

During 2017, we:

•	issued €400 million ($477.6 million) aggregate principal amount of 3.75% Senior Secured Notes on September 13, 2017,
•	repaid the remaining balance of $340.4 million on our term loan,
•	borrowed $253.9 million under our North American revolving credit facility and subsequently repaid $253.9 million, and
•	paid quarterly dividends of $.15 per share to stockholders aggregating $69.5 million.

In February 2020, our board of directors declared a first quarter 2020 regular quarterly dividend of $.18 per share, payable March 12, 2020 to stockholders of record as of March 3, 2020.

Outstanding debt obligations and borrowing availability

At December 31, 2019, our consolidated debt comprised:

•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($442.6 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and
•	approximately $2.9 million of other indebtedness.

Our North American and European revolvers and our Senior Secured Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at December 31, 2019) are discussed in Note 8 to our Consolidated Financial Statements.  We are in compliance with all of our debt covenants at December 31, 2019.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

In addition to the outstanding indebtedness indicated above, at December 31, 2019 we had $104.8 million available for borrowing under our North American revolving credit facility.  At December 31, 2019, based upon the last twelve months EBITDA and the net debt to EBITDA financial test for our European revolving credit facility, the full €90 million amount of the credit facility ($100.8 million) was available for borrowing.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.

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

Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2020) and our long-term obligations (defined as the five-year period ending December 31, 2024, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2019 we had:

	Held by
	U.S. entities	Non-U.S. entities	Total
	(In millions)
Cash and cash equivalents	$265.6	$125.2	$390.8
Restricted cash	-	1.5	1.5
Noncurrent marketable securities	3.3	-	3.3

Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Stock repurchase program

At December 31, 2019, we have 1,686,008 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 13 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $75 million on capital expenditures during 2020, primarily to maintain and improve our existing facilities, including approximately $25 million in the area of environmental compliance, protection and improvement programs which are primarily focused on increasing operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.  Capital spending for 2020 is expected to be funded through cash on hand or borrowing under existing credit facilities.

Off-balance sheet financing

Following the January 1, 2019 adoption of ASU 2016-02, Leases (Topic 842), we do not have any off-balance sheet financing arrangements. See Notes 7 and 17 to our Consolidated Financial Statements.

Commitments and contingencies

See Notes 12 and 15 to our Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 7, 8, 14 and 15 to our Consolidated Financial Statements.  The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments.  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2019.

	Payment due date
Contractual commitment	2020	2021/ 2022	2023/ 2024	2025 and after	Total
	(In millions)
Indebtedness:
Principal (1)	$1.5	$1.4	$-	$447.9	$450.8
Interest payments (2)	16.8	33.6	33.6	28.8	112.8
Operating leases	7.1	9.9	4.0	19.4	40.4
Long-term supply contracts for the purchase of TiO2 feedstock (3)	490.7	406.3	-	-	897.0
Long-term service and other supply contracts (4)	40.1	21.0	7.4	5.2	73.7
Fixed asset acquisitions	9.4	-	-	-	9.4
Estimated tax obligations (5)	15.0	11.9	26.1	18.6	71.6
	$580.6	$484.1	$71.1	$519.9	$1,655.7
(1)

At December 31, 2019, a significant portion of the amount shown for indebtedness relates to our 3.75% Senior Secured Notes due 2025 ($447.9 million at December 31, 2019 exclusive of $5.3 million unamortized debt issuance costs). Such indebtedness is denominated in the euro. See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the Consolidated Financial Statements.

(2)	The amounts shown for interest payments relate to outstanding fixed-rate indebtedness. Interest payments assume that fixed-rate indebtedness remains outstanding until maturity.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities of ore that we are required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements.  The pricing under these agreements is generally negotiated quarterly or semi-annually.  The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first half 2020 pricing.  The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts.  Our obligation for the purchase of TiO2 feedstock is more fully described in Note 15 to our Consolidated Financial Statements and above in “Business – Raw materials.”  The amounts shown in the table above include the feedstock requirements from contracts we entered into through February 2020.

(4)

The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2019 exchange rates.  See Note 15 to our Consolidated Financial Statements.

(5)

The amount shown for estimated tax obligations in 2020 is the consolidated amount of income taxes payable at December 31, 2019, including an amount related to the Transition Tax which is assumed to be paid during 2020. The amounts shown for estimated tax obligations in 2021 and thereafter relate to the Transition Tax which will be paid in the years indicated above.  See Note 12 to our Consolidated Financial Statements.

The above table does not reflect:

•

Any amounts we might pay to fund our defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  We expect to be required to contribute an aggregate of approximately $17 million to our defined benefit pension plans during 2020.  Such defined benefit pension plans are discussed above in greater detail and in Note 10 to our Consolidated Financial Statements.

•

Any amounts we might pay to settle any of our uncertain tax positions classified as a noncurrent liability, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Note 12 to our Consolidated Financial Statements.

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

See Note 17 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates, equity security and raw materials prices.

Interest rates

At December 31, 2018 and 2019, our fixed-rate, euro-denominated Senior Secured Notes comprised the majority of our aggregate indebtedness.  The fixed-rate debt instrument minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest

rates for our aggregate outstanding indebtedness at December 31, 2018 and 2019.   Information shown below for our euro-denominated Senior Secured Notes is presented in its U.S. dollar equivalent at December 31, 2018 and 2019 (net of unamortized debt issuance costs of $6.3 million and $5.3 million, respectively) using an exchange rate of U.S. $1.147 per euro and $1.120 per euro, respectively.  See Note 8 to our Consolidated Financial Statements.

	Indebtedness amount		Year-end
	Carrying amount	Fair value	interest rate	Maturity date
	(In millions)
December 31, 2019
Fixed-rate Senior Secured Notes	$442.6	$457.0	3.75%	2025
December 31, 2018
Fixed-rate Senior Secured Notes	$452.4	$412.9	3.75%	2025

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and to a lesser extent the United Kingdom pound sterling.

The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time.

We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  We are not party to any currency forward contracts at December 31, 2019.  See Note 16 to our Consolidated Financial Statements.

Also, we are subject to currency exchange rate risk associated with our Senior Secured Notes, as such indebtedness is denominated in the euro.  At December 31, 2018 and 2019, we had the equivalent of $458.7 million and $447.9 million, respectively, outstanding under our euro-denominated Senior Secured Notes (exclusive of unamortized debt issuance costs.)  The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at such dates would be approximately $46 million and $45 million, respectively.

Marketable security prices

We are exposed to market risk due to changes in prices of the marketable securities which we own.  See Note 6 to our Consolidated Financial Statements.  The fair value of securities which includes investments in publicly-traded shares of related parties was $3.4 million and $3.3 million at December 31, 2018 and December 31,

2019, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be approximately $.3 million at each of December 31, 2018 and December 31, 2019.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and James W. Brown, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2019.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report, which is included in this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE.  During 2019, our chief executive officer filed such annual certification with the NYSE.  The 2019 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2019 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2020 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2020 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2020 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2020 proxy statement.  See also Note 14 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2020 proxy statement.

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

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2019 will be furnished to the Commission upon request.

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

4.1**	Description of the Registrant’s Capital Stock
10.1**	Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. dated as of January 1, 2020.
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

Item No.	Exhibit Index
10.13

Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.24 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.  (P)

10.14

Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) – incorporated by reference to Exhibit 10.9 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.  (P)

10.15

Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.10 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.  (P)

10.16

Second Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc., and Valhi, Inc. dated January 25, 2019 – incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-31763) for the year ended December 31, 2018.

10.17**	Unsecured Revolving Demand Promissory Note dated December 31, 2019 in the principal amount of $60.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.
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
Robert D. Graham, March 11, 2020
(Vice Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 11, 2020	John E. Harper, March 11, 2020
(Chair of the Board (non-executive))	(Director)
/s/ Robert D. Graham	/s/ Meredith W. Mendes
Robert D. Graham, March 11, 2020	Meredith W. Mendes, March 11, 2020
(Vice Chairman, President and Chief Executive Officer)	(Director)
/s/ James W. Brown	/s/ C. H. Moore, Jr.
James W. Brown, March 11, 2020	C. H. Moore, Jr., March 11, 2020
(Senior Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)
/s/ Tim C. Hafer	/s/ Thomas P. Stafford
Tim C. Hafer, March 11, 2020	Thomas P. Stafford, March 11, 2020
(Senior Vice President and Controller, Principal Accounting Officer)	(Director)
/s/ R. Gerald Turner
R. Gerald Turner, March 11, 2020
(Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kronos Worldwide, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kronos Worldwide, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 11, 2020

We have served as the Company’s auditor since 1997.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2018	2019
Current assets:
Cash and cash equivalents	$373.3	$390.8
Restricted cash	1.4	1.5
Accounts and other receivables, net	299.5	302.5
Receivables from affiliates	13.0	6.9
Inventories, net	497.9	503.0
Prepaid expenses and other	16.3	15.0

Total current assets	1,201.4	1,219.7

Other assets:
Investment in TiO2 manufacturing joint venture	81.3	90.2
Marketable securities	3.4	3.3
Operating lease right-of-use assets	-	29.0
Deferred income taxes	122.0	127.7
Other	3.6	5.3

Total other assets	210.3	255.5

Property and equipment:
Land	41.0	40.4
Buildings	211.7	211.4
Equipment	1,102.6	1,113.1
Mining properties	114.0	116.2
Construction in progress	38.0	54.9

	1,507.3	1,536.0
Less accumulated depreciation and amortization	1,020.9	1,045.4

Net property and equipment	486.4	490.6

Total assets	$1,898.1	$1,965.8

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2018	2019
Current liabilities:
Current maturities of long-term debt	$1.5	$1.5
Accounts payable and accrued liabilities	195.8	237.7
Payables to affiliates	27.1	21.3
Income taxes	9.0	10.1

Total current liabilities	233.4	270.6

Noncurrent liabilities:
Long-term debt	455.1	444.0
Accrued pension costs	262.9	307.4
Payable to affiliate - income taxes	56.6	56.6
Operating lease liabilities	-	22.2
Deferred income taxes	21.5	20.7
Other	28.8	28.2

Total noncurrent liabilities	824.9	879.1

Stockholders' equity:
Common stock, $.01 par value; 240.0 shares authorized; 115.7 shares issued	1.2	1.2
Additional paid-in capital	1,399.1	1,396.2
Retained deficit	(136.2)	(132.5)
Accumulated other comprehensive loss	(424.3)	(448.8)

Total stockholders' equity	839.8	816.1

Total liabilities and stockholders' equity	$1,898.1	$1,965.8

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years ended December 31,
	2017	2018	2019
Net sales	$1,729.0	$1,661.9	$1,731.1
Cost of sales	1,159.3	1,099.7	1,344.9

Gross margin	569.7	562.2	386.2

Selling, general and administrative expense	200.6	228.3	228.2
Other operating income (expense):
Currency transactions, net	(7.5)	10.1	2.0
Disposition of property and equipment	(.4)	(.2)	(.2)
Other income, net	.5	.8	1.1
Corporate expense	(13.9)	(14.5)	(15.1)

Income from operations	347.8	330.1	145.8

Other income (expense):
Interest and dividend income	1.4	5.5	6.7
Insurance settlement gain	-	-	2.6
Marketable equity securities	-	(7.3)	(.1)
Other components of net periodic pension and OPEB cost	(17.4)	(15.0)	(15.2)
Loss on prepayment of debt, net	(7.1)	-	-
Interest expense	(19.0)	(19.5)	(18.7)

Income before income taxes	305.7	293.8	121.1

Income tax expense (benefit)	(48.8)	88.8	34.0

Net income	$354.5	$205.0	$87.1

Net income per basic and diluted share	$3.06	$1.77	$.75

Weighted average shares used in the calculation of net income per share	115.9	115.9	115.8

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2017	2018	2019
Net income	$354.5	$205.0	$87.1

Other comprehensive income (loss), net of tax:
Currency translation	57.7	(33.1)	(1.8)
Defined benefit pension plans	12.0	(7.2)	(22.2)
Other postretirement benefit plans	(.6)	(.5)	(.5)
Marketable securities	3.0	-	-
Interest rate swap	2.0	-	-

Total other comprehensive income (loss), net	74.1	(40.8)	(24.5)

Comprehensive income	$428.6	$164.2	$62.6

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2017, 2018 and 2019

(In millions)

				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive	Treasury
	stock	capital	(deficit)	income (loss)	stock	Total
Balance at December 31, 2016	$1.2	$1,398.8	$(552.2)	$(452.8)	$-	$395.0

Net income	-	-	354.5	-	-	354.5
Other comprehensive income, net of tax	-	-	-	74.1	-	74.1
Issuance of common stock	-	.2	-	-	-	.2
Dividends paid - $.60 per share	-	-	(69.5)	-	-	(69.5)

Balance at December 31, 2017	1.2	1,399.0	(267.2)	(378.7)	-	754.3
Change in accounting principle - ASU 2016-01	-	-	4.8	(4.8)	-	-
Balance at January 1, 2018, as adjusted	1.2	1,399.0	(262.4)	(383.5)	-	754.3

Net income	-	-	205.0	-	-	205.0
Other comprehensive loss, net of tax	-	-	-	(40.8)	-	(40.8)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.68 per share	-	-	(78.8)	-	-	(78.8)

Balance at December 31, 2018	1.2	1,399.1	(136.2)	(424.3)	-	839.8

Net income	-	-	87.1	-	-	87.1
Other comprehensive loss, net of tax	-	-	-	(24.5)	-	(24.5)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.72 per share	-	-	(83.4)	-	-	(83.4)
Treasury stock acquired	-	-	-	-	(3.0)	(3.0)
Treasury stock retired	-	(3.0)	-	-	3.0	-

Balance at December 31, 2019	$1.2	$1,396.2	$(132.5)	$(448.8)	$-	$816.1
See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2017	2018	2019
Cash flows from operating activities:
Net income	$354.5	$205.0	$87.1
Depreciation	41.2	49.7	48.1
Amortization of operating lease right-of-use assets	-	-	6.8
Deferred income taxes	(151.6)	27.3	6.5
Benefit plan expense greater than cash funding	12.0	8.4	11.1
Marketable equity securities	-	7.3	.1
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(6.0)	4.0	(9.3)
Loss on prepayment of debt	7.1	-	-
Payment for termination of interest rate swap contract	(3.3)	-	-
Other, net	2.4	2.8	2.5
Change in assets and liabilities:
Accounts and other receivables, net	(52.7)	8.7	(6.8)
Inventories, net	(4.9)	(135.5)	(7.1)
Prepaid expenses	.9	(5.3)	.3
Accounts payable and accrued liabilities	20.7	16.4	24.6
Income taxes	19.2	(16.4)	(3.1)
Accounts with affiliates	41.3	15.4	(.7)
Other noncurrent assets	(1.6)	1.5	-
Other noncurrent liabilities	(3.1)	(.8)	.2

Net cash provided by operating activities	276.1	188.5	160.3

Cash flows from investing activities:
Capital expenditures	(64.3)	(56.3)	(55.1)
Loan to Valhi:
Loans	(18.2)	(2.6)	(16.6)
Collections	4.6	16.2	16.6
Proceeds from insurance settlement	-	-	2.6

Net cash used in investing activities	(77.9)	(42.7)	(52.5)

Cash flows from financing activities:
Indebtedness:
Borrowings	731.5	-	-
Principal payments	(594.3)	(1.5)	(1.5)
Deferred financing fees	(8.9)	(.1)	-
Dividends paid	(69.5)	(78.8)	(83.4)
Treasury stock acquired	-	-	(3.0)

Net cash provided by (used in) financing activities	58.8	(80.4)	(87.9)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2017	2018	2019
Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$257.0	$65.4	$19.9
Effect of exchange rate changes	14.4	(14.4)	(2.3)

Net change for the year	271.4	51.0	17.6

Balance at beginning of year	52.3	323.7	374.7

Balance at end of year	$323.7	$374.7	$392.3

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$15.2	$18.5	$17.4
Income taxes	37.1	67.9	35.8
Accrual for capital expenditures	8.7	6.3	9.1

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 1 – Summary of significant accounting policies:

Organization and basis of presentation – At December 31, 2019, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock.  Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock.  At December 31, 2019, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, serves as trustee. In addition, each of Ms. Simmons and Ms. Connelly serves as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2019, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Cash and cash equivalents – We classify bank time deposits and highly-liquid investments with original maturities of three months or less as cash equivalents.

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

We classify all of our marketable securities as available-for-sale.  Prior to 2018, any unrealized gains or losses on the securities were recognized through other comprehensive income, net of deferred income taxes.  Beginning on January 1, 2018 with the adoption of Accounting Standards Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition of Financial Assets and Financial Liabilities, all of our marketable equity securities continue to be carried at fair value as noted above, but any unrealized gains or losses on the securities are now recognized in Marketable equity securities on our Consolidated Statements of Income.  We base realized gains and losses upon the specific identification of the securities sold.

See Notes 6 and 10.

Accounts receivable – We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  See Note 3.

Inventories and cost of sales – We state inventories at the lower of cost or net realizable value, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead costs based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.  See Note 4.

Investment in TiO2 manufacturing joint venture – We account for our investment in a 50%-owned manufacturing joint venture by the equity method.  Distributions received from such investee are classified for statement of cash flow purposes using the “nature of distribution” approach under ASC Topic 320.  See Note 5.

Leases – We enter into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration.  We lease various manufacturing facilities, land and equipment.  From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract.

On January 1, 2019 we adopted ASU 2016-02, Leases (Topic 842).  See Notes 7 and 17.  We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception.  All of our leases are classified as operating leases under this new ASU.  Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our Consolidated Balance Sheet beginning January 1, 2019.  See Note 9.  This ASU permits companies to elect certain practical expedients upon adoption, and at adoption we elected the package of practical expedients related to, among other things, lease classification (in which existing leases classified as operating leases under prior GAAP are classified as an operating lease under the new ASU, and existing leases classified as a capital lease under prior GAAP are classified as a finance lease under the new ASU), nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, are treated as a lease component and considered part of minimum lease rental payments), and short-term leases (in which leases with an original maturity of 12 months or less are excluded from the recognition requirements of the new ASU).

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

Property and equipment and depreciation – We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $2.0 million in 2017, $.8 million in 2018 and $.6 million in 2019.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to fair value is required.

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

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 15.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We made net payments of income taxes to Valhi of $16.8 million in 2017 and $10.7 million in 2019 and received net refunds of income taxes from Valhi of $1.9 million in 2018.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested.  At December 31, 2019, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our investments in our non-U.S. subsidiaries, other than post-1986 undistributed earnings of our European subsidiaries and all undistributed earnings of our Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act) enacted on December 22, 2017, and the U.S. taxation of such investments in the states in which we operate.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

We record a reserve for uncertain tax positions for tax positions where we believe that it is more-likely-than-not our position will not prevail with the applicable tax authorities.  The amount of the benefit associated with our uncertain tax positions that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%.  We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes.  We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  See Note 12.

Net sales – Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms.  Effective January 1, 2018 with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), we record revenue when we satisfy our performance obligation to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery) that are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized. Sales arrangements with consignment customers occur when our product is shipped to a consignment customer location but we maintain control until the product is used in the customer’s manufacturing process.  In these instances, we recognize sales when the consignment customer uses our product, as control of our product has not passed to the customer until that time and all other revenue recognition criteria have been satisfied.  Prior to the adoption of ASU 2014-09, we recorded sales when our products were shipped and title and other risks and rewards of ownership had passed to the customer, which was generally at the time of shipment (although in some instances shipping terms were FOB destination point, for which we did not recognize revenue until the product was received by our customer).

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

Selling, general and administrative expense; shipping and handling costs – Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $101 million in 2017, $105 million in 2018 and $111 million in 2019. We expense research and development costs as incurred, and these costs were $18 million in 2017, $16 million in 2018 and $17 million in 2019.   We expense advertising costs as incurred and these costs were not material in any year presented.

Note 2 – Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (TiO2).  TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics.  At December 31, 2018 and 2019, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $384 million and $313 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2017	2018	2019
	(In millions)
Net sales - point of origin:
United States	$841.8	$839.4	$998.5
Germany	918.6	886.1	883.6
Canada	309.2	307.2	328.7
Belgium	279.9	272.2	270.7
Norway	216.4	209.6	192.2
Eliminations	(836.9)	(852.6)	(942.6)
Total	$1,729.0	$1,661.9	$1,731.1

Net sales - point of destination:
Europe	$898.8	$817.2	$823.5
North America	519.4	542.0	575.6
Other	310.8	302.7	332.0
Total	$1,729.0	$1,661.9	$1,731.1

	December 31,
	2018	2019
	(In millions)
Identifiable assets - net property and equipment:
Germany	$232.1	$221.9
Belgium	94.8	95.3
Norway	79.3	86.3
Canada	65.2	72.3
Other	15.0	14.8
Total	$486.4	$490.6

Note 3 – Accounts and other receivables, net:

	December 31,
	2018	2019
	(In millions)
Trade receivables	$273.3	$270.5
Recoverable VAT and other receivables	23.8	25.4
Refundable income taxes	3.6	7.7
Allowance for doubtful accounts	(1.2)	(1.1)
Total	$299.5	$302.5

Note 4 – Inventories, net:

	December 31,
	2018	2019
	(In millions)
Raw materials	$93.1	$124.4
Work in process	23.5	39.0
Finished products	316.8	269.9
Supplies	64.5	69.7
Total	$497.9	$503.0

Note 5 – Investment in TiO2 manufacturing joint venture:

We own a 50% interest in Louisiana Pigment Company, L.P. (LPC).  LPC is a manufacturing joint venture whose other 50%-owner is Venator Investments LLC (Venator Investments).  Venator Investments is a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC owns 100% and is the ultimate parent.  LPC owns and operates a chloride-process TiO2 plant near Lake Charles, Louisiana.

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

	Years ended December 31,
	2017	2018	2019
	(In millions)
Distributions from LPC	$44.0	$34.3	$40.6
Contributions to LPC	(50.0)	(30.3)	(49.9)
Net distributions (contributions)	$(6.0)	$4.0	$(9.3)

Summary balance sheets of LPC are shown below:

	December 31,
	2018	2019
	(In millions)
ASSETS
Current assets	$87.0	$94.6
Property and equipment, net	119.6	121.3
Total assets	$206.6	$215.9

LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$41.1	$32.8
Partners' equity	165.5	183.1
Total liabilities and partners' equity	$206.6	$215.9

Summary income statements of LPC are shown below:

	Years ended December 31,
	2017	2018	2019
	(In millions)
Revenues and other income:
Kronos	$157.5	$165.9	$176.2
Venator Investments	158.3	167.0	177.0
Total revenues and other income	315.8	332.9	353.2

Cost and expenses:
Cost of sales	315.4	332.5	352.8
General and administrative	.4	.4	.4
Total costs and expenses	315.8	332.9	353.2
Net income	$-	$-	$-

We have certain related party transactions with LPC, as more fully described in Note 14.

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

December 31, 2019:
Valhi common stock	1	$3.2	$3.2	$-
NL and CompX common stocks	1.1		.1	-
Total		$3.3	$3.3	$-

At December 31, 2018 and 2019, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2018 and 2019, the quoted per share market price of Valhi’s common stock was $1.93 and $1.87, respectively.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7 – Leases:

We enter into various operating leases for manufacturing facilities, land and equipment.  Beginning on January 1, 2019 with the adoption of ASU 2016-02, our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our Consolidated Balance Sheet.  See Note 9.  Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  The Leverkusen facility itself, which we own and which represents approximately one-third of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.

During 2019, our operating lease expense approximated $8.2 million (which amount approximates the amount of cash paid during the period for our operating leases included in the determination of our cash flows from operating activities).  During 2019, variable lease expense and short-term lease expense were not material. During 2019, we entered into new operating leases which resulted in the recognition of $1.6 million in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheet.  At December 31, 2019, the weighted average remaining lease term of our operating leases was approximately 14 years and the weighted average discount rate associated with such leases was approximately 4.6%.  Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2019, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2020	$7.1
2021	6.3
2022	3.6
2023	2.4
2024	1.6
2025 and thereafter	19.4
Total remaining lease payments	40.4
Less imputed interest	12.0
Total lease obligations	28.4
Less current obligations	6.2
Long term lease obligations	$22.2

With respect to our land lease associated with our Leverkusen facility, we periodically establish the amount of rent for such land lease by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  As such, we will account for any change in the rent associated with such lease subsequent to the January 1, 2019 adoption of the new ASU as a lease modification.  Of the $28.4 million total lease obligations at December 31, 2019, $7.0 million relates to our Leverkusen facility land lease.

At December 31, 2019, we have no significant lease commitments that have not yet commenced.

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

Approximately $17 million of the $42.5 million aggregate future minimum rental commitments at December 31, 2018 relates to our Leverkusen facility land lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2018.

Note 8 – Long-term debt:

	December 31,
	2018	2019
	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$452.4	$442.6
Other	4.2	2.9
Total debt	456.6	445.5
Less current maturities	1.5	1.5
Total long-term debt	$455.1	$444.0

Senior Notes – On September 13, 2017, Kronos International, Inc. (KII), our wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (Senior Notes), at par value ($477.6 million when issued).  We used $338.6 million of the net proceeds of the Senior Notes to prepay in full the outstanding principal balance of our term loan (along with accrued and unpaid interest through the prepayment date) and $21.0 million to repay the then-outstanding balance under our North American revolving credit facility.  The remaining net proceeds of the Senior Notes were available for our general corporate purposes.  The Senior Notes:

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

The carrying value of the Senior Notes at December 31, 2019 is stated net of unamortized debt issuance costs of $5.3 million (December 31, 2018 - $6.3 million).

Term loan – During the first six months of 2017, we made our required quarterly term loan principal payments aggregating $1.8 million on our prior term loan indebtedness.  Concurrent with the issuance of our Senior Notes, in September 2017, we voluntarily prepaid in full the outstanding $338.6 million principal balance of such term loan (and such term loan facility was terminated).  As a result of such prepayment, we recognized a loss on prepayment of debt aggregating $7.1 million in the third quarter of 2017 consisting principally of the write-off of unamortized debt issuance costs and original issue discount associated with the term loan of $2.7 million and $.7 million, respectively, and $3.3 million in expense related to the early termination of our interest rate swap contract discussed in Note 16.  Funds for the aggregate prepayment were provided by the net proceeds from the Senior Notes discussed above.

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

We had no borrowings or repayments under this facility in 2018 and 2019. At December 31, 2019, there were no outstanding borrowings under this facility and we had approximately $104.8 million available for borrowing under this revolving facility.

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

We had no borrowings or repayments under this facility during 2018 and 2019 and at December 31, 2019, there were no outstanding borrowings under this facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of December 31, 2019 and the net debt to EBITDA financial test, the full €90 million amount of this facility ($100.8 million) was available for borrowing at December 31, 2019.

Aggregate maturities and other – Aggregate maturities of debt at December 31, 2019 are presented in the table below.

Years ending December 31,	Amount
(In millions)
2020	$1.5
2021	.7
2022	.7
2023	-
2024	-
2025 and thereafter	447.9
Gross maturities	450.8
Less debt issuance costs	5.3
Total	$445.5

We are in compliance with all of our debt covenants at December 31, 2019.

Note 9 – Accounts payable and accrued liabilities:

	December 31,
	2018	2019
	(In millions)
Accounts payable	$103.2	$137.2
Accrued sales discounts and rebates	29.7	32.4
Operating lease liabilities	-	6.2
Employee benefits	27.9	21.1
Other	35.0	40.8
Total	$195.8	$237.7

Note 10 – Defined contribution and defined benefit retirement plans:

Defined contribution plans – We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.7 million in 2017, $3.3 million in 2018 and $3.1 million in 2019.

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

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2020.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2020	$23.0
2021	23.7
2022	24.8
2023	24.6
2024	26.6
Next 5 years	151.6

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2018	2019
	(In millions)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$681.9	$658.7
Service cost	11.6	12.8
Interest cost	13.5	13.3
Participant contributions	1.6	1.6
Actuarial losses	5.8	81.5
Settlements	-	(1.0)
Change in currency exchange rates	(33.7)	(7.2)
Benefits paid	(22.0)	(21.5)
Benefit obligations at end of the year	658.7	738.2

Change in plan assets:
Fair value of plan assets at beginning of the year	433.3	400.3
Actual return on plan assets	(5.6)	45.1
Employer contributions	16.3	15.3
Participant contributions	1.6	1.6
Settlements	-	(1.0)
Change in currency exchange rates	(23.3)	(2.3)
Benefits paid	(22.0)	(21.5)
Fair value of plan assets at end of year	400.3	437.5
Funded status	$(258.4)	$(300.7)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$.8	$3.1
Noncurrent accrued pension costs	(259.2)	(303.8)
Total	$(258.4)	$(300.7)

Amounts recognized in accumulated other comprehensive loss:
Actuarial losses	$250.3	$285.3
Prior service cost	1.2	1.0
Total	$251.5	$286.3

Accumulated benefit obligations (ABO)	$633.5	$712.2

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below.  The amounts shown below for the amortization of prior service cost and recognized actuarial losses for 2017, 2018 and 2019 were recognized as components of our accumulated other comprehensive loss at December 31, 2016, 2017 and 2018, respectively, net of deferred income taxes.

	Years ended December 31,
	2017	2018	2019
	(In millions)
Net periodic pension cost (income):
Service cost benefits	$11.4	$11.6	$12.8
Interest cost on PBO	13.2	13.5	13.3
Expected return on plan assets	(9.2)	(12.0)	(11.7)
Recognized actuarial losses	13.0	13.1	12.8
Amortization of prior service cost	.2	.2	.2
Total	$28.6	$26.4	$27.4

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2018	2019
	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$605.0	$685.4
ABO	585.0	663.3
Fair value of plan assets	346.3	381.7

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2018 and 2019 are presented in the table below.

	December 31,
Rate	2018	2019
Discount rate	2.1%	1.4%
Increase in future compensation levels	2.6%	2.6%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2017, 2018 and 2019 are presented in the table below.

	Years ended December 31,
Rate	2017	2018	2019
Discount rate	2.1%	2.1%	2.1%
Increase in future compensation levels	2.6%	2.6%	2.6%
Long-term return on plan assets	2.4%	2.9%	2.9%

 Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	December 31,
	2018	2019
	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$18.2	$16.9
Interest cost	.6	.7
Actuarial losses (gains)	(.9)	1.8
Benefits paid	(1.0)	(1.1)
Benefit obligations at end of the year	16.9	18.3

Change in plan assets:
Fair value of plan assets at beginning of the year	14.1	13.1
Actual return on plan assets	(.8)	1.7
Employer contributions	.8	.9
Benefits paid	(1.0)	(1.1)
Fair value of plan assets at end of year	13.1	14.6
Funded status	$(3.8)	$(3.7)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$(.1)	$(.1)
Noncurrent	(3.7)	(3.6)
Total	$(3.8)	$(3.7)

Amounts recognized in accumulated other comprehensive loss - actuarial losses	$11.2	$11.3

ABO	$16.9	$18.3

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below.  The amounts shown below for recognized actuarial losses for 2017, 2018 and 2019 were recognized as components of our accumulated other comprehensive loss at December 31, 2016, 2017 and 2018 respectively, net of deferred income taxes.

	Years ended December 31,
	2017	2018	2019
	(In millions)
Net periodic pension cost (income):
Interest cost on PBO	$.7	$.6	$.7
Expected return on plan assets	(1.0)	(1.0)	(.7)
Recognized actuarial losses	.6	.6	.6
Total	$.3	$.2	$.6

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2018 and 2019 are 4.1% and 3.1%, respectively.  The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2017, 2018 and 2019 are presented in the table below.  The impact of assumed increases in future compensation levels also does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

	Years ended December 31,
Rate	2017	2018	2019
Discount rate	3.9%	3.5%	4.1%
Long-term return on plan assets	7.5%	7.5%	5.5%

 Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the tables above for actuarial losses and prior service cost at December 31, 2018 and 2019 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive loss at December 2018 and 2019.  We expect approximately $17.7 million and $.2 million of the unrecognized actuarial losses and prior service costs, respectively, will be recognized as components of our consolidated net periodic defined benefit pension cost in 2020.

The table below details the changes in our consolidated other comprehensive income (loss) during 2017, 2018 and 2019.

	Years ended December 31,
	2017	2018	2019
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$3.5	$(24.3)	$(48.5)
Amortization of unrecognized:
Net actuarial losses	13.6	13.7	13.4
Prior service cost	.2	.2	.2
Total	$17.3	$(10.4)	$(34.9)

At December 31, 2017, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates, including us.  For 2017 and 2018, the long-term rate of return assumption for our U.S. plan assets was 7.5%, based on the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries.  During 2018, Contran and the other employer-sponsors (including us) implemented a restructuring of the CMRT, in which a substantial part of each plan’s units in the CMRT were redeemed in exchange for a pro-rata portion of a substantial part of the CMRT’s investments.  Following such restructuring, the plans held directly in the aggregate the investments previously held directly by the CMRT which had been exchanged for CMRT units as part of the restructuring.  Certain investments held directly by the CMRT that were not part of such restructuring remained investments of the CMRT at December 31, 2018.  During 2019, the remaining investments of the CMRT allocable to our U.S. plan were transferred and are held as direct investments of our U.S. plan at December 31, 2019.  Such restructuring was implemented in part so each plan could more easily align the composition of its plan asset portfolio with the plan’s benefit obligations.

In determining the expected long-term rate of return on our U.S. and non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Such assumed asset mixes are summarized below:

•

In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested.  Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer.  These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment in the Bayer investment fund.  We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer fund and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market.  We periodically evaluate the results of our valuation model against actual returns in the Bayer fund and adjust the model as needed.  The Bayer fund periodic reports are subject to audit by the German pension regulator.

•

In Canada, we currently have a plan asset target allocation of 20-30% to equity securities and 70-80% to fixed income securities.  We expect the long-term rate of return for such investments to approximate the applicable average equity or fixed income index.  The Canadian assets are Level 1 inputs because they are traded in active markets.

•

In Norway, we currently have a plan asset target allocation of 11% to equity securities, 67% to fixed income securities, 12% to real estate and the remainder primarily to other investments and liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 7%, 3%, 5% and 8%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 14% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

•

In the U.S. we currently have a plan asset target allocation of 36% to equity securities, 49% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 9%, 4% and 3%, respectively (before plan administrative expenses).   The majority of U.S. plan assets are Level 1 inputs because they are traded in active markets and approximately 30% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy.

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

The composition of our pension plan assets by asset category and fair value level at December 31, 2018 and 2019 is shown in the table below.

	Fair Value Measurements at December 31, 2018
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
	(In millions)
Germany	$241.5	$-	$-	$241.5	$-
Canada:
Local currency equities	6.5	6.5	-	-	-
Non local currency equities	13.3	13.3	-	-	-
Local currency fixed income	74.1	74.1	-	-	-
Cash and other	.5	.5	-	-	-
Norway:
Local currency equities	1.7	1.7	-	-	-
Non local currency equities	4.3	4.3	-	-	-
Local currency fixed income	20.4	14.9	5.5	-	-
Non local currency fixed income	6.1	6.1	-	-	-
Real estate	4.5	-	-	4.5	-
Cash and other	13.5	12.7	-	.8	-
U.S.
Equities	4.9	1.5	-	-	3.4
Fixed income	6.0	6.0	-	-	-
Cash and other	1.5	1.1	-	-	.4
CMRT	.7	-	-	.7	-
Other	13.9	3.4	-	10.5	-
Total	$413.4	$146.1	$5.5	$258.0	$3.8

	Fair Value Measurements at December 31, 2019
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
	(In millions)
Germany	$264.5	$-	$-	$264.5	$-
Canada:
Local currency equities	8.3	8.3	-	-	-
Non local currency equities	16.3	16.3	-	-	-
Local currency fixed income	80.9	80.9	-	-	-
Cash and other	.6	.6	-	-	-
Norway:
Local currency equities	1.6	1.6	-	-	-
Non local currency equities	4.2	4.2	-	-	-
Local currency fixed income	22.8	14.1	8.7	-	-
Non local currency fixed income	8.3	8.3	-	-	-
Real estate	6.6	-	-	6.6	-
Cash and other	8.2	7.4	-	.8	-
U.S.
Equities	5.8	1.6	-	.2	4.0
Fixed income	7.0	7.0	-	-	-
Cash and other	1.8	1.4	-	-	.4
Other	15.2	4.2	-	11.0	-
Total	$452.1	$155.9	$8.7	$283.1	$4.4

A rollforward of the change in fair value of Level 3 assets follows.

	December 31,
	2018	2019
	(In millions)
Fair value at beginning of year	$273.6	$258.0
Gain (loss) on assets held at end of year	(4.6)	30.2
Gain on assets sold during the year	-	.1
Assets purchased	14.1	16.0
Assets sold	(14.5)	(14.9)
Transfers in	.7	-
Currency exchange rate fluctuations	(11.3)	(6.3)
Fair value at end of year	$258.0	$283.1

Note 11 – Other noncurrent liabilities:

	December 31,
	2018	2019
	(In millions)
Accrued postretirement benefits	$7.4	$8.0
Employee benefits	7.3	6.0
Other	14.1	14.2
Total	$28.8	$28.2

Note 12 – Income taxes:

	Years ended December 31,
	2017	2018	2019
	(In millions)
Pre-tax income:
U.S.	$38.6	$32.8	$37.9
Non-U.S.	267.1	261.0	83.2
Total	$305.7	$293.8	$121.1

Expected tax expense, at U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018 and 2019	$107.0	$61.7	$25.4
Non-U.S. tax rates	(13.2)	21.0	5.4
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	(8.4)	1.3	(4.3)
Valuation allowance	(205.4)	-	.7
Transition Tax	76.2	(1.7)	-
Global intangible low-tax income, net	-	3.7	2.4
Tax rate changes	(.2)	(.2)	5.5
Canada - Germany APA	-	(1.4)	-
Refund of prior tax payments, net	(.3)	-	(2.1)
Adjustment to the reserve for uncertain tax positions, net	(8.6)	2.1	.7
Nondeductible expenses	1.7	1.6	1.4
U.S. state income taxes and other, net	2.4	.7	(1.1)
Income tax expense (benefit)	$(48.8)	$88.8	$34.0

Components of income tax expense (benefit):
Current payable:
U.S. federal and state	$3.0	$12.0	$5.5
Non-U.S.	37.5	51.1	21.9
	40.5	63.1	27.4

Noncurrent payable - U.S. federal	70.1	(1.6)	-

Deferred income taxes (benefit):
U.S. federal and state	(13.7)	(1.8)	.8
Non-U.S.	(145.7)	29.1	5.8
	(159.4)	27.3	6.6
Income tax expense (benefit)	$(48.8)	$88.8	$34.0

Comprehensive provision for income taxes (benefit) allocable to:
Net income	$(48.8)	$88.8	$34.0
Other comprehensive income (loss):
Currency translation	19.8	-	-
Pension plans	5.6	(3.6)	(13.7)
OPEB plans	(.2)	(.2)	(.2)
Marketable securities	1.6	-	-
Interest rate swap	1.1	-	-
Total	$(20.9)	$85.0	$20.1

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate.  The amount shown on such table for incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current-year change in the aggregate amount of undistributed earnings of our Canadian subsidiary and, beginning in 2018, deferred income taxes (or deferred income tax benefits) associated with the current-year earnings of all of our non-U.S. subsidiaries (the undistributed earnings of our European subsidiaries were subject to a permanent reinvestment plan until December 31, 2017) and (ii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

The components of our net deferred income taxes at December 31, 2018 and 2019 are summarized in the following table.

	December 31,
	2018		2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$4.3	$(3.1)	$5.8	$(2.3)
Property and equipment	-	(56.9)	5.9	(57.7)
Accrued OPEB costs	2.1	-	2.2	-
Accrued pension costs	73.7	-	79.8	-
Other accrued liabilities and deductible differences	10.4	-	9.3	-
Other taxable differences	-	(2.4)	-	(1.7)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(11.3)	-	(10.8)
Tax loss and tax credit carryforwards	86.6	-	80.0	-
Valuation allowance	(2.9)	-	(3.5)	-
Adjusted gross deferred tax assets (liabilities)	174.2	(73.7)	179.5	(72.5)
Netting by tax jurisdiction	(52.2)	52.2	(51.8)	51.8
Net noncurrent deferred tax asset (liability)	$122.0	$(21.5)	$127.7	$(20.7)

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $501 million for German corporate tax purposes at December 31, 2019) and in Belgium (the equivalent of $8 million for Belgian corporate tax purposes at December 31, 2019), all of which have an indefinite carryforward period.  As a result, we have or have had net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax (our German trade tax NOLs were fully utilized as of December 31, 2018).  Prior to 2017, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets. At December 31, 2016 such valuation allowance aggregated $173 million ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first six months of 2017, we recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period.  At June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) was associated with our change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, our income tax benefit in calendar year 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million associated with the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) associated with the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 associated with the utilization of a portion of both the German and Belgian NOLs during such period.  Our deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

On December 22, 2017, the 2017 Tax Act was enacted into law.  This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implemented a territorial tax system and imposed a one-time repatriation tax (Transition Tax) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018; (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (GILTI) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (BEAT) beginning in 2018; and (ix) amended the rules limiting the deduction for business interest expense beginning in 2018.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provided a measurement period of no longer than one year during which companies adjusted those amounts as additional information became available in the reporting period within the measurement period in which such adjustment is determined.

Under GAAP, we were required to revalue our net deferred tax asset associated with our U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our net deductible temporary differences as of December 31, 2017 were not materially different from our net deductible temporary differences as of the enactment date, accordingly revaluation of our net deductible temporary differences was based on our net deferred tax asset as of December 31, 2017.  Such revaluation was recognized in continuing operations and was not material to us.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information available at that date.  We elected to pay such tax over an eight year period beginning in 2018.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), we recognized a provisional income tax benefit of $1.7 million which amount is recorded as a measurement-period adjustment, reducing the provisional income tax expense of $76.2 million recognized in the fourth quarter of 2017.  Pursuant to IRS guidance issued in 2019, our Transitional Tax installment for the 2019 tax year is due in April of 2020.  Prior to the issuance of the new guidance, we anticipated paying such installment in 2019.  Consequently, at December 31, 2019, taking into account our prior Transition Tax installments payments, the balance of our unpaid Transition Tax has not changed from the balance at December 31, 2018 and aggregates $62.6 million, which will be paid in annual installments over the remainder of the eight year period.  Of such $62.6 million, $56.6 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Consolidated Balance Sheet at December 31, 2019, and $6.0 million is included with our current payable to affiliate (income taxes payable to Valhi) classified as a current liability (a portion of our noncurrent income tax payable to affiliate was reclassified to our current payable to affiliate for the portion of our 2019 Transition Tax installment due within the next twelve months).  We completed our analysis of the Transition Tax provisions within the prescribed measurement period ending December 22, 2018 pursuant to the guidance under SAB 118.

As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information currently available.  We did not make any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during 2018 because no new information became available during the period that required an adjustment.  However, we recorded a non-cash deferred income tax expense of $2.4 million for the U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in 2018, including withholding taxes related to the undistributed earnings of our Canadian subsidiary. We completed our analysis as it relates to the implementation of a territorial tax system under the 2017 Tax Act within the prescribed measurement period ending December 22, 2018 pursuant to the guidance under SAB 118.

We record GILTI tax as a current-period expense when incurred under the period cost method.  We have evaluated the tax impact of GILTI and BEAT provisions and related U.S. tax credit provisions applicable to tax years beginning in 2018 based on the relevant statutes.  We recognized a current cash income tax expense of $3.7 million and $2.4 million for GILTI in 2018 and 2019, respectively.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  Similarly, we have evaluated the tax impact of BEAT and determined that the tax imposed under BEAT has no material impact to us as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.   Our determinations under the GILTI, BEAT and related U.S. tax credit provisions are based on the relevant statutes and guidance provided under the regulations.

Certain U.S. deferred tax attributes of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, were subject to various limitations.  As a result, we had previously concluded that a deferred income tax asset valuation allowance was required to be recognized with respect to such subsidiary’s U.S. net deferred income tax asset because such assets did not meet the more-likely-than-not recognition criteria primarily due to (i) the various limitations regarding use of such attributes due to the dual residency; (ii) the dual resident subsidiary had a history of losses and absent distributions from our non-U.S. subsidiaries, which were previously not determinable, such subsidiary was expected to continue to generate losses; and (iii) a limited NOL carryforward period for U.S. tax purposes.  Because we had concluded the likelihood of realization of such subsidiary’s net deferred income tax asset was remote, we had not previously disclosed such valuation allowance or the associated amount of the subsidiary’s net deferred income tax assets (exclusive of such valuation allowance).  Primarily due to changes enacted under the 2017 Tax Act, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to such subsidiary’s net deferred income tax asset, which evidence included, among other things, (i) the inclusion under Transition Tax provisions of significant earnings for U.S. income tax purposes which significantly and positively impacts the ability of such deferred tax attributes to be utilized by us; (ii) the indefinite carryforward period for U.S. net operating losses incurred after December 31, 2017; (iii) an expectation of continued future profitability for our U.S. operations; and (iv) a positive taxable income basket for U.S. tax purposes in excess of the U.S. deferred tax asset related to the U.S. attributes of such subsidiary.  Accordingly, in the fourth quarter of 2017 we recognized an $18.7 million non-cash deferred income tax benefit as a result of the reversal of such valuation allowance.

In the fourth quarter of 2019, we recognized an income tax benefit of $3.0 million primarily related to the favorable settlement of a prior year tax matter in Germany, with $1.5 million recognized as a current cash tax benefit and $1.5 million recognized as a non-cash deferred income tax benefit related to an increase to our German net operating loss carryforward.  In addition, we recognized a non-cash deferred income tax expense of $5.5 million primarily related to the revaluation of our net deferred income tax asset in Germany resulting from a decrease in the German trade tax rate.

At December 31, 2019, none of our U.S. and non-U.S. tax returns were under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 we filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.

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

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2017, 2018 and 2019 was not material and at December 31, 2018 and 2019, we had no accrual for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties discussed above) during 2017, 2018 and 2019:

	Years ended December 31,
	2017	2018	2019
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$9.9	$2.1	$4.1
Net increase (decrease):
Tax positions taken in prior periods	(6.3)	1.4	(.8)
Tax positions taken in current period	.2	.7	.7
Lapse due to applicable statute of limitations	(.1)	-	-
Settlements with taxing authorities	(2.3)	-	-
Change in currency exchange rates	.7	(.1)	(.1)
Unrecognized tax benefits at end of year	$2.1	$4.1	$3.9

At December 31, 2019, $2.1 million of our uncertain tax benefits is classified as a component of our noncurrent deferred tax asset.  If our uncertain tax position at December 31, 2019 was recognized, a benefit of $3.9 million would affect our effective income tax rate.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway.  Our U.S. income tax returns prior to 2016 are generally considered closed to examination by applicable tax authorities.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2015 for Germany, 2016 for Belgium, 2014 for Canada and 2010 for Norway.

Note 13 – Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2017, our board of directors adopted a plan that provides for the award of stock to our board of directors, and up to a maximum of 200,000 shares can be awarded under this plan.  We awarded 8,000 shares in 2017, 5,600 shares in 2018 and 9,000 shares in 2019 under this plan.  140,900 shares are available for future award at December 31, 2019.

Stock repurchase program – Prior to 2017, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We use cash on hand or other sources of liquidity to acquire the shares.  Repurchased shares are added to our treasury and subsequently cancelled upon approval of the board of directors.  We did not make any purchases under the program in 2017 or 2018 and in 2019, we acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million and subsequently cancelled all of such shares. At December 31, 2019, 1,686,008 shares are available for repurchase under this stock repurchase program.

Accumulated other comprehensive loss – Changes in accumulated other comprehensive loss for 2017, 2018 and 2019 are presented in the table below.

	Years ended December 31,
	2017	2018	2019
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of year	$(269.6)	$(211.9)	$(245.0)
Other comprehensive income (loss)	57.7	(33.1)	(1.8)
Balance at end of year	$(211.9)	$(245.0)	$(246.8)

Defined benefit pension plans:
Balance at beginning of year	$(184.8)	$(172.8)	$(180.0)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	9.8	10.4	9.5
Net actuarial gain (loss) arising during year	2.2	(17.6)	(31.7)
Balance at end of year	$(172.8)	$(180.0)	$(202.2)

OPEB plans:
Balance at beginning of year	$1.8	$1.2	$.7
Other comprehensive (income) loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.3)	(.3)	(.3)
Net actuarial loss arising during year	(.3)	(.2)	(.2)
Balance at end of year	$1.2	$.7	$.2

Marketable securities:
Balance at beginning of year	$1.8	$4.8	$-
Change in accounting principle	-	(4.8)	-
Balance at beginning of period, as adjusted	1.8	-	-
Other comprehensive income -
Unrealized gains arising during the year	3.0	-	-
Balance at end of year	$4.8	$-	$-

Interest rate swap:
Balance at beginning of year	$(2.0)	$-	$-
Other comprehensive income (loss):
Unrealized losses arising during the year	(1.5)	-	-
Less reclassification adjustment for amounts included in earnings	3.5	-	-
Balance at end of year	$-	$-	$-

Total accumulated other comprehensive loss:
Balance at beginning of year	$(452.8)	$(378.7)	$(424.3)
Change in accounting principle	-	(4.8)	-
Balance at beginning of period, as adjusted	(452.8)	(383.5)	(424.3)
Other comprehensive income (loss)	74.1	(40.8)	(24.5)
Balance at end of year	$(378.7)	$(424.3)	$(448.8)

See Note 6 for further discussion on our marketable securities, Note 10 for amounts related to our defined benefit pension plans, Note 11 for our OPEB plans and Note 16 for discussion on our interest rate swap contract.

Note 14 – Related party transactions:

We may be deemed to be controlled by Ms. Simmons, Ms. Connelly and the Family Trust.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with such individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2018	2019
	(In millions)
Current receivables from affiliates:
LPC	$10.2	$4.7
Other	2.8	2.2
	$13.0	$6.9

Current payables to affiliates:
LPC	$16.7	$16.4
Income taxes payable to Valhi	10.4	4.9
	$27.1	$21.3

Noncurrent payable to affiliate - income taxes
Income taxes payable to Valhi (See Note 12)	$56.6	$56.6

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock.  See Note 5.  Purchases of TiO2 from LPC were $157.5 million in 2017, $165.9 million in 2018 and $176.2 million in 2019.  Sales of feedstock to LPC were $79.4 million in 2017, $66.9 million in 2018 and $84.1 million in 2019.

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

In this regard, prior to 2017 we entered into an unsecured revolving demand promissory note with Valhi whereby, as amended, we agreed to loan Valhi up to $60 million.  Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2021.

The amount of our outstanding loans to Valhi at any time is at our discretion.  At December 31, 2018 and December 31, 2019, we had no outstanding loans to Valhi under this promissory note.

Interest income (including unused commitment fees) on our loan to Valhi was $.4 million in 2017, $.3 million in 2018 and $.5 million in 2019.

Under the terms of various intercorporate services agreements (ISAs) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  The net ISA fee charged to us is included in selling, general and administrative expense and corporate expense and was $16.3 million in 2017, $21.1 million in 2018 and $22.8 million in 2019.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company and EWI RE, Inc., each subsidiaries of Valhi, provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(excellent) for substantially all of the risks it underwrites.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  Prior to Valhi’s sale of EWI’s insurance and risk management business to a third party in November 2019, EWI brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants.  The aggregate premiums paid to Tall Pines and EWI by us and our joint venture were $9.3 million in 2017, $10.4 million in 2018 and $12.5 million through the date of the sale in 2019.  These amounts principally represent insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect that the relationship with Tall Pines will continue in 2020, except that a third-party brokerage and risk management company is now the broker for Contran’s insurance policies and Tall Pines’ reinsurance policies.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established.  Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services.  The program apportions its costs among the participating companies.  We paid Contran $.1 million in each of 2017 and 2018 and $.2 million in 2019 for such services.  Under the terms of a sublease agreement between Contran and us, we lease certain office space from Contran.  In 2019, we paid Contran $.1 million for such rent and related ancillary services.  We expect that these relationships with Contran will continue in 2020.

Note 15 – Commitments and contingencies:

Environmental matters – Our operations are governed by various environmental laws and regulations.  Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance and overall sustainability.  We recently updated our Kronos Sustainability Report, which highlights our focus on sustainability of our manufacturing operations, as well as our environmental, social and governance strategy.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all of our manufacturing facilities are in substantial compliance with applicable environmental laws.

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

Concentrations of credit risk – Sales of TiO2 accounted for 94% of our net sales in each of 2017, 2018 and 2019. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to approximately 4,000 customers, with the top ten customers approximating 34% of net sales in 2017, 33% in 2018 and 36% in 2019.  We did not have sales to a single customer comprising 10% or more of our net sales in each of 2017 and 2018.  One customer accounted for approximately 10% of our net sales in 2019.

The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2017	2018	2019
Europe	50%	44%	46%
North America	31%	37%	34%

 Long-term contracts – We have long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2022.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $897 million over the life of the contracts in years subsequent to December 31, 2019.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $74 million at December 31, 2019.

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

Note 16 – Financial instruments:

See Note 6 for information on how we determine fair value of our marketable securities.

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

At December 31, 2018 and 2019, we had no currency forward contracts outstanding.  We did not use hedge accounting for any of our contracts to the extent we held such contracts during 2017, 2018 and 2019.

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

During 2017 (prior to the termination of the interest rate swap contract), a pretax unrealized loss arising during the period of $2.3 million was recognized in other comprehensive loss related to the interest rate swap.  During such period, $2.1 million was reclassified from accumulated other comprehensive loss into earnings and is included in interest expense in our Consolidated Statements of Income.  From the inception of the swap until the swap contract termination, there had been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

Other – The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2018 and 2019.

	December 31, 2018		December 31, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$374.7	$374.7	$392.3	$392.3
Long-term debt - Fixed rate Senior Notes	452.4	412.9	442.6	457.0
Common stockholders' equity	839.8	1,335.3	816.1	1,549.7

At December 31, 2019, the estimated market price of our Senior Notes was €1,020 per €1,000 principal amount.  The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 3 and 9.

Note 17 – Recent accounting pronouncements:

Adopted

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.  The primary change was the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases previously classified as operating leases.  ASU 2016-02, as amended, also requires increased qualitative disclosure about leases in addition to quantitative disclosures previously required.  As permitted, we adopted this ASU prospectively as of January 1, 2019 with no restatement of prior period financial statements.  This ASU permits companies to elect certain practical expedients upon adoption, and at adoption we elected the package of practical expedients related to, among other things, lease classification (in which existing leases classified as operating leases under prior GAAP are classified as an operating lease under the new ASU, and existing leases classified as a capital lease under prior GAAP are classified as a finance lease under the new ASU), nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, are treated as a lease component and considered part of minimum lease rental payments), and short-term leases (in which leases with an original maturity of 12 months or less are excluded from the recognition requirements of the new ASU). Upon adoption of this new ASU, at January 1, 2019 we recognized an aggregate right-of-use operating lease asset of $35.1 million and a corresponding aggregate operating lease liability of $34.5 million (there was no impact to the opening balance of retained earnings at January 1, 2019 as a result of adopting this new ASU).  See Notes 1 and 7.

Pending Adoption

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  The amendments in ASU 2019-12 are effective for us beginning in the first quarter of 2021, with early adoption permitted.  We expect to adopt this ASU in the first quarter of 2020 and we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

Note 18 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Year ended December 31, 2018
Net sales	$430.4	$471.8	$410.3	$349.4
Gross margin	174.8	171.8	119.1	96.5
Net income	70.7	77.7	32.6	24.0
Basic and diluted income per share	$.61	$.67	$.28	$.21

Year ended December 31, 2019
Net sales	$436.5	$484.5	$437.4	$372.7
Gross margin	109.3	109.5	87.7	79.7
Net income	30.3	29.5	17.9	9.4
Basic and diluted income per share	$.26	$.25	$.16	$.08

We recognized the following amounts during 2018:

•	current cash income tax expense of $3.7 million in the fourth quarter of 2018 related to GILTI (see Note 12), and
•	non-cash income tax expense of $1.4 million and $.7 million in the first and fourth quarters, respectively, related to an increase in our reserve for uncertain tax positions (see Note 12).

We recognized the following amounts during 2019:

•

non-cash deferred income tax expense of $5.5 million in the fourth quarter primarily related to the revaluation of our net deferred income tax asset in Germany resulting from a decrease in the German trade tax rate (see Note 12),

•	income tax benefit of $3.0 million in the fourth quarter related to the favorable settlement of a prior year tax matter in Germany (see Note 12), and
•	pre-tax insurance settlement gain of $2.6 million in the fourth quarter related to a property damage claim.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.