Form 10-Q
period 2020-03-31
KRONOS WORLDWIDE INC
filed 2020-05-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on April 30, 2020:  115,529,217.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2019	2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$390.8	$341.5
Restricted cash	1.5	1.2
Accounts and other receivables, net	309.4	330.4
Inventories, net	503.0	479.4
Prepaid expenses and other	15.0	10.9

Total current assets	1,219.7	1,163.4

Other assets:
Investment in TiO2 manufacturing joint venture	90.2	92.4
Marketable securities	3.3	1.8
Operating lease right-of-use assets	29.0	27.0
Deferred income taxes	127.7	125.6
Other	5.3	5.6

Total other assets	255.5	252.4

Property and equipment:
Land	40.4	39.1
Buildings	211.4	203.1
Equipment	1,113.1	1,076.9
Mining properties	116.2	98.5
Construction in progress	54.9	51.4
	1,536.0	1,469.0
Less accumulated depreciation and amortization	1,045.4	1,010.0

Net property and equipment	490.6	459.0

Total assets	$1,965.8	$1,874.8

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2019	2020
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1.5	$1.4
Accounts payable and accrued liabilities	259.0	216.1
Income taxes	10.1	13.7

Total current liabilities	270.6	231.2

Noncurrent liabilities:
Long-term debt	444.0	436.3
Accrued pension costs	307.4	301.4
Payable to affiliate - income taxes	56.6	56.6
Operating lease liabilities	22.2	20.3
Deferred income taxes	20.7	19.0
Other	28.2	27.7

Total noncurrent liabilities	879.1	861.3

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,396.2	1,396.2
Retained deficit	(132.5)	(126.3)
Accumulated other comprehensive loss	(448.8)	(487.8)
Treasury stock	-	(1.0)

Total stockholders' equity	816.1	782.3

Total liabilities and stockholders' equity	$1,965.8	$1,874.8

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Net sales	$436.5	$421.0
Cost of sales	327.2	332.9

Gross margin	109.3	88.1

Selling, general and administrative expense	57.7	53.5
Other operating income (expense):
Currency transactions, net	.9	12.2
Other operating expense, net	(3.5)	(3.3)

Income from operations	49.0	43.5

Other income (expense):
Interest and dividend income	2.1	1.2
Insurance settlement gain	-	1.5
Marketable equity securities	.6	(1.5)
Other components of net periodic pension and OPEB cost	(3.8)	(4.7)
Interest expense	(4.8)	(4.6)

Income before income taxes	43.1	35.4

Income tax expense	12.8	8.4

Net income	$30.3	$27.0

Net income per basic and diluted share	$.26	$.23

Weighted average shares used in the calculation of net income per share	115.9	115.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Net income	$30.3	$27.0

Other comprehensive income (loss), net of tax:
Currency translation	(.1)	(41.9)
Defined benefit pension plans	2.3	3.0
Other postretirement benefit plans	(.1)	(.1)

Total other comprehensive income (loss), net	2.1	(39.0)

Comprehensive income (loss)	$32.4	$(12.0)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2019 (unaudited)
				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive
	stock	capital	(deficit)	income (loss)	Total

Balance at December 31, 2018	$1.2	$1,399.1	$(136.2)	$(424.3)	$839.8

Net income	-	-	30.3	-	30.3
Other comprehensive income, net of tax	-	-	-	2.1	2.1
Dividends paid - $.18 per share	-	-	(20.9)	-	(20.9)

Balance at March 31, 2019	$1.2	$1,399.1	$(126.8)	$(422.2)	$851.3

	Three months ended March 31, 2020 (unaudited)
				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive	Treasury
	stock	capital	(deficit)	income (loss)	stock	Total

Balance at December 31, 2019	$1.2	$1,396.2	$(132.5)	$(448.8)	$-	$816.1

Net income	-	-	27.0	-	-	27.0
Other comprehensive loss, net of tax	-	-	-	(39.0)	-	(39.0)
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)
Treasury stock acquired	-	-	-	-	(1.0)	(1.0)

Balance at March 31, 2020	$1.2	$1,396.2	$(126.3)	$(487.8)	$(1.0)	$782.3

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$30.3	$27.0
Depreciation	10.6	14.9
Amortization of operating lease right-of-use assets	1.7	1.6
Deferred income taxes	3.1	(.9)
Benefit plan expense greater than cash funding	1.4	3.0
Marketable equity securities	(.6)	1.5
Contributions to TiO2 manufacturing joint venture, net	(.8)	(2.2)
Other, net	.5	(1.1)
Change in assets and liabilities:
Accounts and other receivables, net	(45.5)	(38.7)
Inventories, net	(2.2)	3.3
Prepaid expenses	2.9	3.6
Accounts payable and accrued liabilities	5.4	(30.5)
Income taxes	(.6)	9.4
Accounts with affiliates	.7	(1.5)
Other, net	.1	.8

Net cash provided by (used in) operating activities	7.0	(9.8)

Cash flows from investing activities:
Capital expenditures	(16.0)	(15.3)
Loan to Valhi:
Loans	(3.3)	-
Collections	1.8	-
Proceeds from insurance settlement	-	1.5

Net cash used in investing activities	(17.5)	(13.8)

Cash flows from financing activities:
Payments on long-term debt	(.1)	(.1)
Dividends paid	(20.9)	(20.8)
Treasury stock acquired	-	(1.0)

Net cash used in financing activities	(21.0)	(21.9)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(31.5)	(45.5)
Currency translation	(2.6)	(3.9)
Balance at beginning of period	374.7	392.3

Balance at end of period	$340.6	$342.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Supplemental disclosures:
Cash paid (received) for:
Interest, net of amount capitalized	$8.7	$8.5
Income taxes	9.2	(.1)
Accrual for capital expenditures	2.0	2.3

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2020, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock.  Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. At March 31, 2020, a majority of Contran’s outstanding voting stock was held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, served as trustee (collectively, the “Other Trusts”). In addition, each of Ms. Simmons and Ms. Connelly served as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock was held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee.  Consequently, at March 31, 2020, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Following the death of Ms. Connelly on April 22, 2020, Ms. Simmons and the Family Trust continue to directly hold their shares of Contran voting stock.  Under the terms of the Contran Corporation Amended and Restated Stockholders Agreement dated September 9, 2019 (the “Contran Stockholders Agreement”), and with respect to the shares of Contran voting stock held directly by Ms. Connelly at the time of her death (the “Connelly Direct Shares”), the independent executor of the estate of Ms. Connelly (prior to the completion of the probate of such estate) and the legatee of the Connelly Direct Shares (following completion of the probate of such estate) is required to vote the Connelly Direct Shares in the same manner as Ms. Simmons.  Also under the terms of the Contran Stockholders Agreement, and with respect to the shares of Contran voting stock held by the Other Trusts for which Ms. Connelly previously served as trustee and for which her successor trustee is someone other than Ms. Simmons (the “Connelly Indirect Shares”), such successor trustee is also required to vote the Connelly Indirect Shares in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons with respect to the Connelly Direct Shares and the Connelly Indirect Shares last through April 22, 2030 and are personal to Ms. Simmons.  Consequently, at April 22, 2020, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission (SEC) on March 11, 2020 (2019 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2020, may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	March 31,
	2019	2020
	(In millions)
Trade receivables	$270.5	$306.6
Recoverable VAT and other receivables	25.4	19.7
Receivables from affiliates:
Louisiana Pigment Company, L.P. (LPC)	4.7	-
Other	2.2	2.0
Refundable income taxes	7.7	3.4
Allowance for doubtful accounts	(1.1)	(1.3)
Total	$309.4	$330.4

Note 3 - Inventories, net:

	December 31,	March 31,
	2019	2020
	(In millions)
Raw materials	$124.4	$125.5
Work in process	39.0	43.0
Finished products	269.9	245.8
Supplies	69.7	65.1
Total	$503.0	$479.4

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

	Fair value
	measurement	Market	Cost
Marketable security	level	value	basis	Unrealized loss
		(In millions)
December 31, 2019:
Valhi common stock	1	$3.2	$3.2	$-
NL and CompX common stocks	1.1		.1	-
Total		$3.3	$3.3	$-

March 31, 2020:
Valhi common stock	1	$1.7	$3.2	$(1.5)
NL and CompX common stocks	1.1		.1	-
Total		$1.8	$3.3	$(1.5)

At December 31, 2019 and March 31, 2020, we held approximately 1.7 million shares of Valhi’s common stock.  We also held a nominal number of shares of CompX and NL common stocks.  At December 31, 2019 and March 31, 2020, the quoted per share market price of Valhi’s common stock was $1.87 and $1.03, respectively.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	March 31,
	2019	2020
	(In millions)
Pension asset	$3.1	$3.7
Deferred financing costs, net	.6	.5
Restricted cash	-	.2
Other	1.6	1.2
Total	$5.3	$5.6

Note 6 - Long-term debt:

	December 31,	March 31,
	2019	2020
	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$442.6	$435.1
Other	2.9	2.6
Total debt	445.5	437.7
Less current maturities	1.5	1.4
Total long-term debt	$444.0	$436.3

Senior Notes - At March 31, 2020, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $4.9 million.

Revolving credit facilities - During the first three months of 2020, we had no borrowings or repayments under our North American revolving credit facility and our European revolving credit facility.  At March 31, 2020, approximately $117.2 million was available for borrowing under the North American revolving credit facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2020 and the net debt to EBITDA financial test, the full €90.0 million amount of the credit facility ($99.0 million) was available for borrowing at March 31, 2020.

Other - We are in compliance with all of our debt covenants at March 31, 2020.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2019	2020
	(In millions)
Accounts payable	$137.2	$111.2
Employee benefits	21.1	22.3
Accrued sales discounts and rebates	32.4	20.8
Payables to affiliates:
LPC	16.4	16.3
Other	-	.1
Income taxes payable to Valhi	4.9	4.5
Operating lease liabilities	6.2	6.0
Other	40.8	34.9
Total	$259.0	$216.1

Note 8 - Other noncurrent liabilities:

	December 31,	March 31,
	2019	2020
	(In millions)
Accrued postretirement benefits	$8.0	$7.4
Employee benefits	6.0	5.8
Other	14.2	14.5
Total	$28.2	$27.7

Note 9 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2019	2020
	(In millions)
Net sales - point of origin:
United States	$245.3	$237.0
Germany	219.2	229.1
Canada	78.5	67.7
Belgium	69.7	66.1
Norway	51.5	54.3
Eliminations	(227.7)	(233.2)
Total	$436.5	$421.0

Net sales - point of destination:
Europe	$215.2	$214.5
North America	146.8	132.3
Other	74.5	74.2
Total	$436.5	$421.0

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2019	2020
	(In millions)
Service cost	$2.8	$3.2
Interest cost	3.5	2.6
Expected return on plan assets	(3.2)	(2.3)
Amortization of prior service cost	.1	-
Recognized actuarial losses	3.4	4.4
Total	$6.6	$7.9

We expect our 2020 contributions for our pension plans to be approximately $17 million.

Note 11 - Income taxes:

	Three months ended
	March 31,
	2019	2020
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$9.1	$7.4
Non-U.S. tax rates	2.4	.9
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	(.5)	(1.3)
Global intangible low-tax income, net	.8	1.2
Valuation allowance	-	(.5)
Adjustment to reserve for uncertain tax positions, net	.2	.4
Other, net	.8	.3
Income tax expense	$12.8	$8.4

Comprehensive provision for income taxes allocable to:
Net income	$12.8	$8.4
Other comprehensive income - pension plans	1.2	1.4
Total	$14.0	$9.8

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property.  The modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases our allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019.  Pursuant to the business interest modification provisions, we do not expect our deductible interest expense in 2020 to be limited and, accordingly, we have considered such modifications in our estimate of the effective tax rate.  We have determined other provisions of the CARES Act will not have a material impact on our provision for income taxes in 2020.

Tax authorities may in the future propose tax deficiencies, including penalties and interest, related to examinations of our U.S. and non-U.S. income tax returns.  Because of the uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters, if any, will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of any future tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $1.2 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities and Note 10 for discussion of our defined benefit pension plans.

	Three months ended
	March 31,
	2019	2020
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(245.0)	$(246.8)
Other comprehensive loss	(.1)	(41.9)
Balance at end of period	$(245.1)	$(288.7)

Defined benefit pension plans:
Balance at beginning of period	$(180.0)	$(202.2)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.3	3.0
Balance at end of period	$(177.7)	$(199.2)

OPEB plans:
Balance at beginning of period	$.7	$.2
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)
Balance at end of period	$.6	$.1

Total accumulated other comprehensive loss:
Balance at beginning of period	$(424.3)	$(448.8)
Other comprehensive income (loss)	2.1	(39.0)
Balance at end of period	$(422.2)	$(487.8)

Prior to 2019, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We use cash on hand or other sources of liquidity to acquire the shares.  Repurchased shares are added to our treasury and subsequently cancelled upon approval of the board of directors.  At December 31, 2019, 1,686,008 shares were available for repurchase under this stock repurchase program.

During the first three months of 2020, we acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million which are accounted for as treasury stock at March 31, 2020. At March 31, 2020 an additional 1,563,519 shares are available for repurchase under this stock repurchase program.

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

Note 14 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		March 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$392.3	$392.3	$342.9	$342.9
Long-term debt - Fixed rate Senior Notes	442.6	457.0	435.1	374.8
Common stockholders' equity	816.1	1,549.7	782.3	975.1

At March 31, 2020, the estimated market price of our Senior Notes was €852 per €1,000 principal amount.  The fair value of our Senior Notes is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade are not active.  The fair value of our common stockholders’ equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 2 and 7.

Note 15 - Recent accounting pronouncements:

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  We adopted this ASU as of January 1, 2020.  The adoption of this ASU in the first quarter of 2020 did not have a material effect on our Condensed Consolidated Financial Statements.

Note 16 – Subsequent event:

Following the  spread of the COVID-19 virus beyond China in late January 2020, various national, state and local governments began to implement a number of increasingly restrictive measures to contain the spread of the virus, including  travel restrictions, gathering limitations,  event cancellations, border closures and stay-at-home orders, resulting in sharp contractions of vast areas of the global economy beginning in March 2020. While measured efforts are underway to resume commercial activities in most global markets, the impacts of COVID-19, including the efforts to mitigate its spread, are expected to continue to challenge workers, businesses and governments for the foreseeable future.  Although the COVID-19 pandemic had limited impact on our operations during the first quarter of 2020, we believe U.S. and worldwide gross domestic product will be significantly impacted for an indeterminate period, including the demand for our products and those of our customers. Consequently, we expect to report lower sales and earnings than would otherwise have been expected for the remainder of 2020. The extent of the impact will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the three months ended March 31, 2020, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located in Europe and North America.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 to be consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in global GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe that our customers’ inventory levels are influenced in part by their expectations for future changes in TiO2 market selling prices as well as their expectations for future availability of product.  Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products, with price and availability being the most significant competitive factors along with product quality, and customer and technical support services.

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

Executive summary

We reported net income of $27.0 million, or $.23 per share, in the first quarter of 2020 as compared to net income of $30.3 million, or $.26 per share, in the first quarter of 2019.  We reported lower net income in the first quarter of 2020 compared to the first quarter of 2019 primarily due to lower income from operations resulting from the effects of lower sales volumes and higher raw materials and other production costs.  Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net income in the first quarter of 2020 includes the recognition of a pre-tax insurance settlement gain of $1.5 million ($1.2 million, or $.01 per share, net of income tax expense) related to a property damage claim.

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
•

General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material costs or reduce demand or perceived demand for our TiO2 products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19)

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
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies

•

Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19)

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

Results of operations

Current industry conditions

At the beginning of 2020, our average TiO2 selling prices were 1% lower than at the beginning of 2019, and our average TiO2 selling prices at the end of the first quarter of 2020 were 2% lower than at the end of 2019.  We experienced lower sales volumes in the North American, Latin American and export markets partially offset by higher sales volumes in the European market in the first three months of 2020 as compared to the same period of 2019.

We operated our production facilities at overall average capacity utilization rates of 95% in the first quarter of 2020 compared to 97% in the first quarter of 2019.

Primarily due to a moderate rise in the cost of third-party feedstock we procured in 2019, our cost of sales per metric ton of TiO2 sold in the first three months of 2020 was higher as compared to the first three months of 2019 (excluding the effect of changes in currency exchange rates).

Quarter ended March 31, 2020 compared to the quarter ended March 31, 2019

	Three months ended March 31,
	2019		2020
	(Dollars in millions)
Net sales	$436.5	100%	$421.0	100%
Cost of sales	327.2	75	332.9	79
Gross margin	109.3	25	88.1	21
Selling, general and administrative expense	57.7	13	53.5	13
Other operating income (expense):
Currency transactions, net	.9	-	12.2	3
Other operating expense, net	(3.5)	(1)	(3.3)	(1)
Income from operations	$49.0	11%	$43.5	10%

				% Change
TiO2 operating statistics:
Sales volumes*	143		136	(5)%
Production volumes*	134		132	(1)%
Percentage change in net sales:
TiO2 sales volumes				(5	) %
TiO2 product pricing				-
TiO2 product mix/other				3
Changes in currency exchange rates				(2)
Total				(4)%

*	Thousands of metric tons

Net sales - Net sales in the first quarter of 2020 decreased 4%, or $15.5 million, compared to the first quarter of 2019 primarily due to a 5% decrease in sales volumes (which decreased net sales by approximately $22 million). Our average TiO2 selling prices in the first quarter of 2020 were comparable to our average TiO2 selling prices in the first quarter of 2019. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 5% in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to lower sales volumes in the North American, Latin American and export markets partially offset by higher sales volumes in the European market.

In addition to the impact of lower sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $7 million in the first quarter of 2020 as compared to the first quarter of 2019.

Cost of sales and gross margin - Cost of sales increased $5.7 million, or 2%, in the first quarter of 2020 compared to the first quarter of 2019 due to the net effect of higher raw materials and other production costs of approximately $23 million (including higher cost for third-party feedstock, energy and other raw materials), favorable effects from currency fluctuations (primarily the euro) and a 5% decrease in sales volumes.  Our cost of sales as a percentage of net sales increased to 79% in the first quarter of 2020 compared to 75% in the same period of 2019 primarily due to the unfavorable effects of higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 21% in the first quarter of 2020 compared to 25% in the first quarter of 2019. As discussed and quantified above, our gross margin decreased primarily due to the effects of lower sales volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense was approximately 13% of net sales in the first quarters of 2019 and 2020.

Income from operations - Income from operations decreased by $5.5 million, or 11%, in the first quarter of 2020 compared to the first quarter of 2019.  Income from operations as a percentage of net sales decreased to 10% in the first quarter of 2020 from 11% in the same period of 2019.  This decrease was driven by the lower gross margin discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $11 million in the first quarter of 2020 as compared to the same period in 2019, as discussed below.

Other non-operating income (expense) – We recognized a gain of $.6 million on the change in value of our marketable equity securities in the first quarter of 2019 and a loss of $1.5 million in the first quarter of 2020.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the first quarter of 2020 increased $.9 million compared to the first quarter of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  See Note 10 to our Condensed Consolidated Financial Statements.  Interest expense in the first quarter of 2020 was comparable to the first quarter of 2019 and we currently expect our interest expense for all of 2020 to be comparable to 2019.

Income tax expense - We recognized income tax expense of $8.4 million in the first quarter of 2020 compared to income tax expense of $12.8 million in the first quarter of 2019.  The difference is primarily due to lower earnings in 2020.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 11 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates Three months ended March 31, 2020 vs March 31, 2019

				Translation loss - impact of rate changes	Total currency impact 2020 vs 2019
	Transaction gains recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(7)	$(7)
Income from operations	1	12	11	-	11

The $7 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million increase in income from operations from net currency transaction gains was caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations and in Norwegian krone denominated receivables and payables held by our non-U.S. operations.

Outlook

To-date, the COVID-19 pandemic, including the measures employed to mitigate its spread, has had limited impact on our operations and financial performance. Our manufacturing facilities have remained open, operating at near planned capacities, and the availability of raw materials has not been materially impacted. Our first quarter financial results, including sales and production volumes, have been within our expectations. At the end of the first quarter, we had over $341 million in cash and cash equivalents, and over $200 million available for borrowing under our existing revolving credit facilities.

Our products are vital to the production of numerous critically needed end-user products, and therefore our facilities have been designated as essential businesses in each of the regions in which we operate. Our manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19. Some of our manufacturing and distribution processes are labor-intensive, and we recognize the elevated health risk that COVID-19 represents for our employees, contractors and partners. We are using a variety of methods to protect the health and well-being of our workforce and our customers, including the implementation of social distancing, contact tracing, deep cleaning of facilities, work-from-home strategies and staggered shift deployment, among other health and safety protocols. To-date, we have had limited cases of COVID-19 among our workforce and all of our facilities have remained in operation.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have already resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions to gradually permit the resumption of limited commercial activities following various regional shutdowns are currently in progress, but it is believed that the success and timing of these actions will depend in part on deployment of effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis and effective treatments, before economic growth returns to pre-pandemic levels, particularly in service related sectors of the economy. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect worldwide gross domestic product to be significantly impacted for an indeterminate period. While we believe that demand for our products and the products of our customers will be negatively impacted in the coming months, many of our products are used by our customers in end-products that to date remain in demand across the world economy. The breadth and depth of the negative impact COVID-19 will have on our business remains unknown.

Given the impact of COVID-19 on the global economy, we expect our sales and earnings will be lower than originally planned for 2020. The extent of the impact will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted. If significant declines in global demand occur, we would expect a reduction in our sales volumes and potentially, average sales prices, which in turn would cause us to reduce our production volumes, resulting in an increase to our per unit costs of production. If this occurs, spending for raw materials and other production costs would be reduced, but not enough to offset the negative impacts of reduced sales. Depending on the length and severity of the impact of COVID-19 on the global economy, we may decide to curtail production or temporarily close manufacturing facilities, or we may be required to temporarily close certain facilities if outbreaks escalate in a particular region. We will continue to monitor current and anticipated near-term customer demand throughout the year and align our production and inventory levels accordingly.

Though it is not possible to predict the impact of the COVID-19 pandemic on future demand for our products or those of our customers, we believe that we have sufficient cash on-hand and available borrowing capacity under our revolving credit facilities to meet our obligations, and we are prepared to implement multiple cash-saving strategies if necessary, including reduction of inventories, delays in capital expenditures and other cost saving initiatives. We commend our employees for their extraordinary efforts and support in these challenging times, as we work together to foster their physical and economic health as well as that of the company.

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

Cash used in operating activities was $9.8 million in the first three months of 2020 compared to cash provided by operating activities of $7.0 million in the first three months of 2019.  This $16.8 million decrease in the amount of cash provided was primarily due to the net effect of the following:

•	lower income from operations in 2020 of $5.5 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2020 of $22.9 million as compared to 2019,
•	lower cash paid for taxes in 2020 of $9.3 million due to the net effects of decreased profits in 2020 and the timing of tax payments, and
•	higher contributions to our TiO2 manufacturing joint venture in 2020 of $1.4 million.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, decreased from December 31, 2019 to March 31, 2020, primarily due to relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2019 to March 31, 2020, primarily due to lower inventory volumes attributable in part to sales volumes exceeding production volumes in the first quarter of 2020, which was not the case in the fourth quarter of 2019.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2018	March 31, 2019	December 31, 2019	March 31, 2020
DSO	76 days	70 days	71 days	69 days
DSI	113 days	82 days	83 days	66 days

Investing activities

Our capital expenditures of $16.0 million and $15.3 million in the first three months of 2019 and 2020, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

In addition, during the first three months of 2020, we received $1.5 million from an insurance settlement related to a property damage claim.

Financing activities

During the first three months of 2019 and 2020, we paid quarterly dividends of $.18 per share to stockholders aggregating $20.9 million and $20.8 million, respectively.

In addition, during the first three months of 2020, we acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million.

Outstanding debt obligations

At March 31, 2020, our consolidated debt comprised:

•

€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($435.1 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and

•	approximately $2.6 million of other indebtedness.

Our North American and European revolvers and our Senior Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2020) are discussed in Note 8 to our Consolidated Financial Statements included in our 2019 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2020.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At March 31, 2020 we had aggregate cash, cash equivalents and restricted cash on hand of $342.9 million, of which $109.5 million was held by non-U.S. subsidiaries.  Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  At March 31, 2020, we had approximately $117.2 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended March 31, 2020, the full €90.0 million amount of the credit facility ($99.0 million) was available for borrowing at March 31, 2020.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2021) and our long-term obligations (defined as the five-year period ending March 31, 2025, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $60 million in capital expenditures primarily to maintain and improve our existing facilities during 2020, including the $15.3 million we have spent through March 31, 2020.

Stock repurchase program

At March 31, 2020, we have 1,563,519 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 12 to our Condensed Consolidated Financial Statements.

Off-balance sheet financing

We do not have any off-balance sheet financing arrangements.

Commitments and contingencies

See Notes 11 and 13 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies and legal proceedings.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates, equity security and raw material prices.  There have been no material changes in these market risks since we filed our 2019 Annual Report.  See also Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2019 Annual Report and Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and James W. Brown, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2020.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and our 2019 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report.  There have been no material changes to such risk factors during the three months ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses certain information regarding the shares of our common stock we purchased during the first quarter of 2020 (we made no purchases in January and February 2020).  All of these purchases were made under the repurchase program in open market transactions.  See Note 12 to our Condensed Consolidated Financial Statements.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
March 2020	122,489	$8.00	122,489	1,563,519

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

Kronos Worldwide, Inc.
(Registrant)

Date: May 6, 2020	/s/ James W. Brown
James W. Brown
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2020	/s/ Tim C. Hafer
Tim C. Hafer
Senior Vice President and Controller (Principal Accounting Officer)