Form 10-Q
period 2020-06-30
KRONOS WORLDWIDE INC
filed 2020-08-05
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on July 31, 2020:  115,542,717.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	June 30,
	2019	2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$390.8	$341.4
Restricted cash	1.5	1.5
Accounts and other receivables, net	309.4	320.5
Inventories, net	503.0	498.4
Prepaid expenses and other	15.0	9.2

Total current assets	1,219.7	1,171.0

Other assets:
Investment in TiO2 manufacturing joint venture	90.2	96.5
Marketable securities	3.3	1.6
Operating lease right-of-use assets	29.0	26.7
Deferred income taxes	127.7	134.3
Other	5.3	5.9

Total other assets	255.5	265.0

Property and equipment:
Land	40.4	40.2
Buildings	211.4	208.7
Equipment	1,113.1	1,109.2
Mining properties	116.2	107.0
Construction in progress	54.9	55.8
	1,536.0	1,520.9
Less accumulated depreciation and amortization	1,045.4	1,053.2

Net property and equipment	490.6	467.7

Total assets	$1,965.8	$1,903.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	June 30,
	2019	2020
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1.5	$1.5
Accounts payable and accrued liabilities	259.0	201.3
Income taxes	10.1	27.2

Total current liabilities	270.6	230.0

Noncurrent liabilities:
Long-term debt	444.0	445.0
Accrued pension costs	307.4	307.7
Payable to affiliate - income taxes	56.6	50.6
Operating lease liabilities	22.2	20.1
Deferred income taxes	20.7	22.1
Other	28.2	26.9

Total noncurrent liabilities	879.1	872.4

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,396.2	1,395.3
Retained deficit	(132.5)	(128.5)
Accumulated other comprehensive loss	(448.8)	(466.7)

Total stockholders' equity	816.1	801.3

Total liabilities and stockholders' equity	$1,965.8	$1,903.7

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(unaudited)
Net sales	$484.5	$386.0	$921.0	$807.0
Cost of sales	375.0	290.2	702.2	623.1

Gross margin	109.5	95.8	218.8	183.9

Selling, general and administrative expense	57.9	52.7	115.6	106.2
Other operating income (expense):
Currency transactions, net	(1.1)	(6.1)	(.2)	6.1
Other operating expense, net	(4.0)	(4.0)	(7.5)	(7.3)

Income from operations	46.5	33.0	95.5	76.5

Other income (expense):
Interest and dividend income	1.7	.2	3.8	1.4
Insurance settlement gain	-	-	-	1.5
Marketable equity securities	1.2	(.2)	1.8	(1.7)
Other components of net periodic pension and OPEB cost	(3.8)	(4.7)	(7.6)	(9.4)
Interest expense	(4.7)	(4.6)	(9.5)	(9.2)

Income before income taxes	40.9	23.7	84.0	59.1

Income tax expense	11.4	5.1	24.2	13.5

Net income	$29.5	$18.6	$59.8	$45.6

Net income per basic and diluted share	$.25	$.16	$.52	$.39

Weighted average shares used in the calculation of net income per share	115.9	115.5	115.9	115.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(unaudited)
Net income	$29.5	$18.6	$59.8	$45.6

Other comprehensive income (loss), net of tax:
Currency translation	7.1	18.0	7.0	(23.9)
Defined benefit pension plans	2.2	3.1	4.5	6.1
Other postretirement benefit plans	-	-	(.1)	(.1)

Total other comprehensive income (loss), net	9.3	21.1	11.4	(17.9)

Comprehensive income	$38.8	$39.7	$71.2	$27.7

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2019 and 2020 (unaudited)
				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive	Treasury
	stock	capital	(deficit)	income (loss)	stock	Total

Balance at March 31, 2019	$1.2	$1,399.1	$(126.8)	$(422.2)	$-	$851.3
Net income	-	-	29.5	-	-	29.5
Other comprehensive income, net of tax	-	-	-	9.3	-	9.3
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)
Treasury stock acquired	-	-	-	-	(1.4)	(1.4)

Balance at June 30, 2019	$1.2	$1,399.2	$(118.1)	$(412.9)	$(1.4)	$868.0

Balance at March 31, 2020	$1.2	$1,396.2	$(126.3)	$(487.8)	$(1.0)	$782.3
Net income	-	-	18.6	-	-	18.6
Other comprehensive income, net of tax	-	-	-	21.1	-	21.1
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)
Treasury stock retired	-	(1.0)	-	-	1.0	-

Balance at June 30, 2020	$1.2	$1,395.3	$(128.5)	$(466.7)	$-	$801.3

	Six months ended June 30, 2019 and 2020 (unaudited)
				Accumulated
		Additional	Retained	other
	Common	paid-in	earnings	comprehensive	Treasury
	stock	capital	(deficit)	income (loss)	stock	Total

Balance at December 31, 2018	$1.2	$1,399.1	$(136.2)	$(424.3)	$-	$839.8
Net income	-	-	59.8	-	-	59.8
Other comprehensive income, net of tax	-	-	-	11.4	-	11.4
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.36 per share	-	-	(41.7)	-	-	(41.7)
Treasury stock acquired	-	-	-	-	(1.4)	(1.4)

Balance at June 30, 2019	$1.2	$1,399.2	$(118.1)	$(412.9)	$(1.4)	$868.0

Balance at December 31, 2019	$1.2	$1,396.2	$(132.5)	$(448.8)	$-	$816.1
Net income	-	-	45.6	-	-	45.6
Other comprehensive loss, net of tax	-	-	-	(17.9)	-	(17.9)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.36 per share	-	-	(41.6)	-	-	(41.6)
Treasury stock acquired	-	-	-	-	(1.0)	(1.0)
Treasury stock retired	-	(1.0)	-	-	1.0	-

Balance at June 30, 2020	$1.2	$1,395.3	$(128.5)	$(466.7)	$-	$801.3

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$59.8	$45.6
Depreciation	22.5	29.5
Amortization of operating lease right-of-use assets	3.4	3.1
Deferred income taxes	6.9	(8.5)
Benefit plan expense greater than cash funding	4.5	7.6
Marketable equity securities	(1.8)	1.7
Contributions to TiO2 manufacturing joint venture, net	(4.4)	(6.3)
Other, net	1.2	(.2)
Change in assets and liabilities:
Accounts and other receivables, net	(90.5)	(11.7)
Inventories, net	11.9	(3.8)
Prepaid expenses	4.1	5.6
Accounts payable and accrued liabilities	23.7	(53.4)
Income taxes	(7.6)	21.3
Accounts with affiliates	(7.0)	(13.5)
Other, net	(.7)	1.1

Net cash provided by operating activities	26.0	18.1

Cash flows from investing activities:
Capital expenditures	(25.5)	(25.4)
Loan to Valhi:
Loans	(7.1)	-
Collections	5.4	-
Proceeds from insurance settlement	-	1.5

Net cash used in investing activities	(27.2)	(23.9)

Cash flows from financing activities:
Payments on long-term debt	(.3)	(.1)
Dividends paid	(41.7)	(41.6)
Treasury stock acquired	(1.4)	(1.0)

Net cash used in financing activities	(43.4)	(42.7)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(44.6)	(48.5)
Currency translation	(.6)	(.4)
Balance at beginning of period	374.7	392.3

Balance at end of period	$329.5	$343.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Six months ended
	June 30,
	2019	2020
	(unaudited)
Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$8.9	$8.8
Income taxes	29.5	1.7
Accrual for capital expenditures	1.7	1.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2020, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock.  Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”).  With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2020 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission (SEC) on March 11, 2020 (2019 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2020, may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Our results of operations for the second quarter of 2020 were significantly impacted by the COVID-19 pandemic, specifically through reduced demand for many of our products resulting from the rapid contraction of vast areas of the global economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy thereby reducing customer demand for certain of our products, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	June 30,
	2019	2020
	(In millions)
Trade receivables	$270.5	$287.4
Recoverable VAT and other receivables	25.4	17.0
Receivables from affiliates:
Louisiana Pigment Company, L.P. (LPC)	4.7	10.9
Other	2.2	2.5
Refundable income taxes	7.7	4.1
Allowance for doubtful accounts	(1.1)	(1.4)
Total	$309.4	$320.5

Note 3 - Inventories, net:

	December 31,	June 30,
	2019	2020
	(In millions)
Raw materials	$124.4	$104.0
Work in process	39.0	49.8
Finished products	269.9	275.2
Supplies	69.7	69.4
Total	$503.0	$498.4

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

	Fair value
	measurement	Market	Cost
Marketable security	level	value	basis	Unrealized loss
		(In millions)
December 31, 2019:
Valhi common stock	1	$3.2	$3.2	$-
NL and CompX common stocks	1.1		.1	-
Total		$3.3	$3.3	$-

June 30, 2020:
Valhi common stock	1	$1.5	$3.2	$(1.7)
NL and CompX common stocks	1.1		.1	-
Total		$1.6	$3.3	$(1.7)

At December 31, 2019 and June 30, 2020, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2019 and June 30, 2020, the quoted per share market price of Valhi’s common stock was $22.44 and $10.48, respectively.  Valhi implemented a reverse split of its common stock at a ratio of 1-for-12 effective on June 1, 2020. We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to June 2020 to give effect to the reverse stock split.  The reverse stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.  We also held a nominal number of shares of CompX and NL common stocks at December 31, 2019 and June 30, 2020.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	June 30,
	2019	2020
	(In millions)
Pension asset	$3.1	$3.9
Deferred financing costs, net	.6	.5
Restricted cash	-	.5
Other	1.6	1.0
Total	$5.3	$5.9

Note 6 - Long-term debt:

	December 31,	June 30,
	2019	2020
	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$442.6	$443.8
Other	2.9	2.7
Total debt	445.5	446.5
Less current maturities	1.5	1.5
Total long-term debt	$444.0	$445.0

Senior Notes - At June 30, 2020, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $4.8 million.

Revolving credit facilities - During the first six months of 2020, we had no borrowings or repayments under our North American revolving credit facility and our European revolving credit facility.  At June 30, 2020, approximately $125.0 million was available for borrowing under the North American revolving credit facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of June 30, 2020 and the net debt to EBITDA financial test, the full €90.0 million amount of the credit facility ($100.9 million) was available for borrowing at June 30, 2020.

Other - We are in compliance with all of our debt covenants at June 30, 2020.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2019	2020
	(In millions)
Accounts payable	$137.2	$96.9
Employee benefits	21.1	21.2
Accrued sales discounts and rebates	32.4	17.3
Payables to affiliates:
LPC	16.4	15.0
Income taxes payable to Valhi	4.9	10.2
Operating lease liabilities	6.2	6.1
Other	40.8	34.6
Total	$259.0	$201.3

Note 8 – Other noncurrent liabilities:

	December 31,	June 30,
	2019	2020
	(In millions)
Accrued postretirement benefits	$8.0	$7.7
Employee benefits	6.0	5.8
Other	14.2	13.4
Total	$28.2	$26.9

Note 9 – Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Net sales - point of origin:
United States	$289.3	$226.6	$534.6	$463.6
Germany	248.5	183.1	467.7	412.2
Canada	95.9	85.6	174.4	153.3
Belgium	77.7	50.9	147.4	117.0
Norway	47.7	62.6	99.2	116.9
Eliminations	(274.6)	(222.8)	(502.3)	(456.0)
Total	$484.5	$386.0	$921.0	$807.0

Net sales - point of destination:
Europe	$229.4	$169.8	$444.6	$384.3
North America	161.5	148.9	308.3	281.2
Other	93.6	67.3	168.1	141.5
Total	$484.5	$386.0	$921.0	$807.0

Note 10 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Service cost	$2.8	$3.2	$5.6	$6.4
Interest cost	3.5	2.6	7.0	5.2
Expected return on plan assets	(3.0)	(2.3)	(6.2)	(4.6)
Amortization of prior service cost	-	.1	.1	.1
Recognized actuarial losses	3.3	4.3	6.7	8.7
Total	$6.6	$7.9	$13.2	$15.8

We expect our 2020 contributions for our pension plans to be approximately $17 million.

Note 11 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$8.5	$5.0	$17.6	$12.4
Non-U.S. tax rates	2.3	(.3)	4.7	.6
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(.6)	(3.3)	(1.1)	(4.6)
Global intangible low-tax income, net	.7	3.0	1.5	4.2
Valuation allowance	-	.5	-	-
Adjustment to the reserve for uncertain tax positions, net	.2	.1	.4	.5
Nondeductible expenses	.3	.6	.6	1.0
Other, net	-	(.5)	.5	(.6)
Income tax expense	$11.4	$5.1	$24.2	$13.5

Comprehensive provision for income taxes allocable to:
Net income	$11.4	$5.1	$24.2	$13.5
Other comprehensive income (loss):
Pension plans	1.2	1.4	2.4	2.8
OPEB plans	(.1)	(.1)	(.1)	(.1)
Total	$12.5	$6.4	$26.5	$16.2

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property.  The modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases our allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019 and we have considered such modifications in our estimate of the 2020 effective tax rate.  We have determined other provisions of the CARES Act will not have a material impact on our provision for income taxes in 2020.

Tax authorities may in the future propose tax deficiencies, including penalties and interest, related to examinations of our U.S. and non-U.S. income tax returns.  Because of the uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters, if any, will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of any future tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $1.1 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities and Note 10 for discussion of our defined benefit pension plans.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(245.1)	$(288.7)	$(245.0)	$(246.8)
Other comprehensive income (loss)	7.1	18.0	7.0	(23.9)
Balance at end of period	$(238.0)	$(270.7)	$(238.0)	$(270.7)

Defined benefit pension plans:
Balance at beginning of period	$(177.7)	$(199.2)	$(180.0)	$(202.2)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.2	3.1	4.5	6.1
Balance at end of period	$(175.5)	$(196.1)	$(175.5)	$(196.1)

OPEB plans:
Balance at beginning of period	$.6	$.1	$.7	$.2
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	-	-	(.1)	(.1)
Balance at end of period	$.6	$.1	$.6	$.1

Total accumulated other comprehensive loss:
Balance at beginning of period	$(422.2)	$(487.8)	$(424.3)	$(448.8)
Other comprehensive income (loss)	9.3	21.1	11.4	(17.9)
Balance at end of period	$(412.9)	$(466.7)	$(412.9)	$(466.7)

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

During the first six months of 2020, we acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million and subsequently canceled all such shares. At June 30, 2020 1,563,519 shares are available for repurchase under this stock repurchase program.

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

Note 14 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		June 30, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$392.3	$392.3	$343.4	$343.4
Long-term debt - Fixed rate Senior Notes	442.6	457.0	443.8	441.6

At June 30, 2020, the estimated market price of our Senior Notes was €984 per €1,000 principal amount.  The fair value of our Senior Notes is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade are not active.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 2 and 7.

Note 15 - Recent accounting pronouncement:

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  We adopted this ASU as of January 1, 2020.  The adoption of this ASU did not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the six months ended June 30, 2020, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $18.6 million, or $.16 per share, in the second quarter of 2020 as compared to net income of $29.5 million, or $.25 per share, in the second quarter of 2019.  For the first six months of 2020, we reported net income of $45.6 million, or $.39 per share, compared to net income of $59.8 million, or $.52 per share, in the first six months of 2019.  We reported lower net income in the 2020 periods as compared to the 2019 periods primarily due to lower income from operations resulting from the effects of lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs. Our results of operations for the quarter ended June 30, 2020 were significantly impacted by the COVID-19 pandemic, specifically through reduced demand for certain of our products resulting from the rapid contraction of vast areas of the global economy.  Comparability of our results was also impacted by the effects of changes in currency exchange rates.

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

Results of operations

Current industry conditions

At the beginning of 2020, our average TiO2 selling prices were 1% lower than at the beginning of 2019 and 3% higher than at the end of the second quarter of 2020. Our average TiO2 selling prices at the end of the second quarter of 2020 were comparable to our average TiO2 selling prices at the end of the first quarter of 2020.  We experienced lower sales volumes in all major markets in the first six months of 2020 as compared to the same period of 2019 due primarily to demand contraction related to the COVID-19 pandemic, the primary impact of which was sustained in the second quarter.  See further discussion below under Outlook.

We operated our production facilities at overall average capacity utilization rates of 95% for the year-to-date period ended June 30, 2020 compared to 97% for the comparable period of 2019.   We have adjusted planned production levels as a result of softening demand and our market expectations for the near term as a result of the COVID-19 pandemic.  The table below lists our comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2019	2020
First quarter	97%	95%
Second quarter	97%	96%

Primarily due to a moderate rise in the cost of third-party feedstock we procured in 2019 and in the first six months of 2020, our cost of sales per metric ton of TiO2 sold in the first six months of 2020 was higher as compared to the first six months of 2019 (excluding the effect of changes in currency exchange rates).

Quarter ended June 30, 2020 compared to the quarter ended June 30, 2019

	Three months ended June 30,
	2019		2020
	(Dollars in millions)
Net sales	$484.5	100%	$386.0	100%
Cost of sales	375.0	77	290.2	75
Gross margin	109.5	23	95.8	25
Selling, general and administrative expense	57.9	12	52.7	13
Other operating income (expense):
Currency transactions, net	(1.1)	-	(6.1)	(2)
Other operating expense, net	(4.0)	(1)	(4.0)	(1)
Income from operations	$46.5	10%	$33.0	9%

				% Change
TiO2 operating statistics:
Sales volumes*	158		124	(22)%
Production volumes*	136		133	(2)%
Percentage change in net sales:
TiO2 sales volumes				(22)%
TiO2 product pricing				(1)
TiO2 product mix/other				4
Changes in currency exchange rates				(1)
Total				(20)%

*	Thousands of metric tons

Net sales - Net sales in the second quarter of 2020 decreased 20%, or $98.5 million, compared to the second quarter of 2019 primarily due to a 22% decrease in sales volumes (which decreased net sales by approximately $107 million) and a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $5 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 22% in the second quarter of 2020 as compared to the second quarter of 2019 primarily due to lower demand resulting from the COVID-19 pandemic which impacted all major markets, particularly our European and export markets. In addition to the impact of lower sales volumes and lower average selling prices, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $4 million in the second quarter of 2020 as compared to the second quarter of 2019.

Cost of sales and gross margin - Cost of sales decreased $84.8 million, or 23%, in the second quarter of 2020 compared to the second quarter of 2019 due to the net effect of a 22% decrease in sales volumes and higher raw materials and other production costs of approximately $6 million (including higher cost for third-party feedstock and other raw materials).  Our cost of sales as a percentage of net sales decreased to 75% in the second quarter of 2020 compared to 77% in the same period of 2019 as favorable product mix and improved sales and production volumes from our ilmenite mine operations offset the effects of lower average TiO2 selling prices and higher raw materials and other production costs.

Gross margin as a percentage of net sales increased to 25% in the second quarter of 2020 compared to 23% in the second quarter of 2019. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to the net effects of improved product mix and ilmenite mine operations offset by lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense decreased $5.2 million, or 9%, in the second quarter of 2020 compared to the second quarter of 2019 primarily due to variable costs related to lower overall sales volumes.

Income from operations - Income from operations decreased by $13.5 million, or 29%, in the second quarter of 2020 compared to the second quarter of 2019.  Income from operations as a percentage of net sales decreased to 9% in the second quarter of 2020 from 10% in the same period of 2019.  This decrease was driven by higher selling, general and administrative expenses relative to net sales partially offset by the higher gross margin discussed above.  We estimate that changes in currency exchange rates had a nominal effect on income from operations in the second quarter of 2020 as compared to the same period in 2019, as discussed in the Effects of Currency Exchange Rates section below.

Other non-operating income (expense) - We recognized a gain of $1.2 million on the change in value of our marketable equity securities in the second quarter of 2019 and a loss of $.2 million in the second quarter of 2020.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the second quarter of 2020 increased $.9 million compared to the second quarter of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  See Note 10 to our Condensed Consolidated Financial Statements.  Interest expense in the second quarter of 2020 was comparable to the second quarter of 2019 and we currently expect our interest expense for all of 2020 to be comparable to 2019.

Income tax expense - We recognized income tax expense of $5.1 million in the second quarter of 2020 compared to income tax expense of $11.4 million in the second quarter of 2019.  The difference is primarily due to lower earnings in 2020.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 11 to our Condensed Consolidated Financial Statements.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six months ended June 30,
	2019		2020
	(Dollars in millions)
Net sales	$921.0	100%	$807.0	100%
Cost of sales	702.2	76	623.1	77
Gross margin	218.8	24	183.9	23
Selling, general and administrative expense	115.6	13	106.2	13
Other operating income (expense):
Currency transactions, net	(.2)	-	6.1	-
Other operating expense, net	(7.5)	(1)	(7.3)	(1)
Income from operations	$95.5	10%	$76.5	9%

				% Change
TiO2 operating statistics:
Sales volumes*	301		260	(14)%
Production volumes*	270		265	(2)%
Percentage change in net sales:
TiO2 sales volumes				(14)%
TiO2 product pricing				(1)
TiO2 product mix/other				4
Changes in currency exchange rates				(1)
Total				(12)%

*	Thousands of metric tons

Net sales - Net sales in the first six months of 2020 decreased 12%, or $114.0 million, compared to the first six months of 2019 primarily due to a 14% decrease in sales volumes (which decreased net sales by approximately $129 million) and a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $9 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 14% in the first six months of 2020 as compared to the first six months of 2019 primarily due to lower sales volumes in all major markets, with a significant portion of the decrease occurring in the second quarter as discussed above.  In addition to the impact of lower sales volumes and lower average selling prices, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $11 million in the first six months of 2020 as compared to the first six months of 2019.

Cost of sales and gross margin - Cost of sales decreased $79.1 million, or 11%, in the first six months of 2020 compared to the first six months of 2019 due to the net effect of a 14% decrease in sales volumes, higher raw materials and other production costs of approximately $29 million (including higher cost for third-party feedstock and other raw materials) and currency fluctuations (primarily the euro). Our cost of sales as a percentage of net sales increased to 77% in the first six months of 2020 compared to 76% in the same period of 2019 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 23% in the first six months of 2020 compared to 24% in the first six months of 2019.  As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the effects of lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense decreased $9.4 million, or 8%, in the first six months of 2020 compared to the first six months of 2019 primarily due to variable costs related to lower overall sales volumes.

Income from operations - Income from operations decreased by $19.0 million, or 20%, in the first six months of 2020 compared to the first six months of 2019.  Income from operations as a percentage of net sales decreased to 9% in the first six months of 2020 from 10% in the same period of 2019.  This decrease was driven by the lower gross margin discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $11 million in the first six months of 2020 as compared to the same period in 2019, as discussed below.

Other non-operating income (expense) - We recognized a gain of $1.8 million on the change in value of our marketable equity securities in the first six months of 2019 and a loss of $1.7 million in the first six months of 2020.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the first six months of 2020 increased $1.8 million compared to the first six months of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  See Note 10 to our Condensed Consolidated Financial Statements.  We recognized an insurance settlement gain of $1.5 million related to a property damage claim recognized in the first six months of 2020.  Interest expense in the first six months of 2020 was comparable to the first six months of 2019.

Income tax expense - We recognized income tax expense of $13.5 million in the first six months of 2020 compared to income tax expense of $24.2 million in the first six months of 2019.  The difference is primarily due to lower earnings in 2020.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 11 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates Three months ended June 30, 2020 vs June 30, 2019

				Translation gains (losses) - impact of rate changes	Total currency impact 2020 vs 2019
	Transaction losses recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(4)	$(4)
Income from operations	(1)	(6)	(5)	5	-

The $4 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The currency effect on income from operations was comprised of the following:

•

The $5 million decrease in income from operations from net currency transaction losses was caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Impact of changes in currency exchange rates six months ended June 30, 2020 vs June 30 2019

				Translation gains (losses) - impact of rate changes	Total currency impact 2020 vs 2019
	Transaction gains recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(11)	$(11)
Income from operations	-	6	6	5	11

The $11 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million increase in income from operations was comprised of the following:

•

Approximately $6 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2020 as compared to 2019, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2020 as compared to 2019.

Outlook

The COVID-19 pandemic, including the measures employed to mitigate its spread, has primarily impacted our operations through reduced demand for our products, resulting in lower sales and earnings than otherwise would have been expected, particularly during the second quarter of 2020.  Our manufacturing facilities have operated at near planned production rates throughout the pandemic and the availability of raw materials has not been adversely impacted.

Our manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19 and are in varying stages of outbreak and recovery. We continue to employ a variety of methods to protect the health and well-being of our workforce and our customers, including the implementation of contact tracing, deep cleaning and disinfecting of facilities, work-from-home strategies and staggered shift deployment, among other health and safety protocols.  To-date, we have had limited cases of COVID-19 among our workforce and all of our facilities have remained open and operational.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future.

Government actions in various regions have generally permitted the resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 in certain regions. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period of time. While many of our products are used by our customers in end-products that thus far have remained in demand across the world economy, we believe overall demand for our products and our customers’ products will continue to be negatively impacted by reduced economic activity.

Given the impact of COVID-19 on the global economy, we expect our sales volumes and resulting earnings for the remainder of 2020 will continue to be lower than prior periods. To-date we have made modest adjustments to our production levels in response to near-term market expectations, but the full extent of the COVID-19 impact on our operations will depend on numerous factors, including customer demand for our products, any future disruption in our operations or our suppliers’ operations and the timing and effectiveness of measures deployed to fight COVID-19, all of which are uncertain and cannot be predicted. We will continue to monitor current and anticipated near-term customer demand throughout the year and align our production and inventory levels accordingly.

Though it is not possible to predict the impact of the COVID-19 pandemic on future demand for our products or those of our customers, we believe that we have sufficient liquidity (including cash on-hand of approximately $341 million and borrowing capacity under our revolving credit facilities of approximately $226 million at June 30, 2020) available to meet our obligations, and we are prepared to implement multiple cash-saving strategies as necessary, including reduction of inventories, delays in certain capital expenditures and other cost saving initiatives.  We believe we are well positioned to navigate the uncertainty ahead and we commend our employees for their continuing efforts and support in these challenging times as we work together to foster their physical and economic health as well as that of the company.

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

Cash provided by operating activities was $18.1 million in the first six months of 2020 compared to $26.0 million in the first six months of 2019.  This $7.9 million decrease in the amount of cash provided was primarily due to the net effect of the following:

•	lower income from operations in 2020 of $19.0 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2020 of $22.9 million as compared to 2019,
•

lower cash paid for taxes in 2020 of $27.8 million due to decreased earnings in 2020 and the timing of tax payments (to provide COVID-19 related tax relief, the U.S. Internal Revenue Service extended the payment deadline for most U.S. federal taxes typically due in the first half of the year until July 15, 2020), and

•	higher contributions to our TiO2 manufacturing joint venture in 2020 of $1.9 million.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, are comparable at December 31, 2019 and June 30, 2020, and
•	Our average days sales in inventory, or DSI, are comparable at December 31, 2019 and June 30, 2020.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2018	June 30, 2019	December 31, 2019	June 30, 2020
DSO	76 days	72 days	71 days	71 days
DSI	113 days	62 days	83 days	85 days

Investing activities

Our capital expenditures of $25.5 million and $25.4 million in the first six months of 2019 and 2020, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

In addition, during the first six months of 2020, we received $1.5 million from an insurance settlement related to a property damage claim.

Financing activities

During the first six months of 2019 and 2020, we paid quarterly dividends of $.18 per share to stockholders aggregating $41.7 million and $41.6 million, respectively.

In addition, during the first six months of 2020, we acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million.  During the first six months of 2019, we acquired 110,303 shares of our common stock in market transactions for an aggregate purchase price of $1.4 million.

Outstanding debt obligations

At June 30, 2020, our consolidated debt comprised:

•

€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($443.8 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and

•	approximately $2.7 million of other indebtedness.

Our North American and European revolvers and our Senior Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at June 30, 2020) are discussed in Note 8 to our Consolidated Financial Statements included in our 2019 Annual Report.  We are in compliance with all of our debt covenants at June 30, 2020.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At June 30, 2020 we had aggregate cash, cash equivalents and restricted cash on hand of $343.4 million, of which $159.7 million was held by non-U.S. subsidiaries.  Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  At June 30, 2020, we had approximately $125.0 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended June 30, 2020, the full €90.0 million amount of the credit facility ($100.9 million) was available for borrowing at June 30, 2020.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2021) and our long-term obligations (defined as the five-year period ending June 30, 2025, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $60 million in capital expenditures primarily to maintain and improve our existing facilities during 2020, including the $25.4 million we have spent through June 30, 2020.  It is possible we will delay planned capital projects based on market conditions.

Stock repurchase program

At June 30, 2020, we have 1,563,519 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 12 to our Condensed Consolidated Financial Statements.

Off-balance sheet financing

We do not have any off-balance sheet financing arrangements.

Commitments and contingencies

See Notes 11 and 13 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies and legal proceedings.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2020.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and James W. Brown, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2020.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and our 2019 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report.  There have been no material changes to such risk factors during the six months ended June 30, 2020.

Item 6.	Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: August 5, 2020	/s/ James W. Brown
James W. Brown
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2020	/s/ Tim C. Hafer
Tim C. Hafer
Senior Vice President and Controller (Principal Accounting Officer)