Form 10-Q
period 2020-09-30
KRONOS WORLDWIDE INC
filed 2020-11-04
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on October 30, 2020:  115,542,717.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2019	2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$390.8	$348.4
Restricted cash	1.5	4.7
Accounts and other receivables, net	309.4	314.5
Inventories, net	503.0	504.2
Prepaid expenses and other	15.0	16.9

Total current assets	1,219.7	1,188.7

Other assets:
Investment in TiO2 manufacturing joint venture	90.2	96.7
Marketable securities	3.3	2.0
Operating lease right-of-use assets	29.0	26.8
Deferred income taxes	127.7	141.1
Other	5.3	6.4

Total other assets	255.5	273.0

Property and equipment:
Land	40.4	41.8
Buildings	211.4	217.1
Equipment	1,113.1	1,152.0
Mining properties	116.2	110.3
Construction in progress	54.9	66.6
	1,536.0	1,587.8
Less accumulated depreciation and amortization	1,045.4	1,102.6

Net property and equipment	490.6	485.2

Total assets	$1,965.8	$1,946.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2019	2020
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1.5	$1.5
Accounts payable and accrued liabilities	259.0	211.6
Income taxes	10.1	22.4

Total current liabilities	270.6	235.5

Noncurrent liabilities:
Long-term debt	444.0	465.9
Accrued pension costs	307.4	321.9
Payable to affiliate - income taxes	56.6	50.6
Operating lease liabilities	22.2	19.6
Deferred income taxes	20.7	23.0
Other	28.2	28.7

Total noncurrent liabilities	879.1	909.7

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,396.2	1,395.3
Retained deficit	(132.5)	(141.2)
Accumulated other comprehensive loss	(448.8)	(453.6)

Total stockholders' equity	816.1	801.7

Total liabilities and stockholders' equity	$1,965.8	$1,946.9

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(unaudited)
Net sales	$437.4	$416.9	$1,358.4	$1,223.9
Cost of sales	349.7	336.3	1,051.9	959.4

Gross margin	87.7	80.6	306.5	264.5

Selling, general and administrative expense	56.9	55.6	172.5	161.8
Other operating income (expense):
Currency transactions, net	5.8	(2.9)	5.6	3.2
Other operating expense, net	(3.5)	(2.8)	(11.0)	(10.1)

Income from operations	33.1	19.3	128.6	95.8

Other income (expense):
Interest and dividend income	1.4	.1	5.2	1.5
Insurance settlement gain	-	-	-	1.5
Marketable equity securities	(1.9)	.4	(.1)	(1.3)
Other components of net periodic pension and OPEB cost	(3.8)	(5.0)	(11.4)	(14.4)
Interest expense	(4.6)	(4.9)	(14.1)	(14.1)

Income before income taxes	24.2	9.9	108.2	69.0

Income tax expense	6.3	1.8	30.5	15.3

Net income	$17.9	$8.1	$77.7	$53.7

Net income per basic and diluted share	$.16	$.07	$.67	$.46

Weighted average shares used in the calculation of net income per share	115.7	115.5	115.8	115.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(unaudited)
Net income	$17.9	$8.1	$77.7	$53.7

Other comprehensive income (loss), net of tax:
Currency translation	(18.7)	10.1	(11.7)	(13.8)
Defined benefit pension plans	2.2	3.1	6.7	9.2
Other postretirement benefit plans	(.1)	(.1)	(.2)	(.2)

Total other comprehensive income (loss), net	(16.6)	13.1	(5.2)	(4.8)

Comprehensive income	$1.3	$21.2	$72.5	$48.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended September 30, 2019 and 2020 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total

Balance at June 30, 2019	$1.2	$1,399.2	$(118.1)	$(412.9)	$(1.4)	$868.0
Net income	-	-	17.9	-	-	17.9
Other comprehensive loss, net of tax	-	-	-	(16.6)	-	(16.6)
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)
Treasury stock acquired	-	-	-	-	(1.6)	(1.6)
Treasury stock retired	-	(1.4)	-	-	1.4	-

Balance at September 30, 2019	$1.2	$1,397.8	$(121.0)	$(429.5)	$(1.6)	$846.9

Balance at June 30, 2020	$1.2	$1,395.3	$(128.5)	$(466.7)	$-	$801.3
Net income	-	-	8.1	-	-	8.1
Other comprehensive income, net of tax	-	-	-	13.1	-	13.1
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)

Balance at September 30, 2020	$1.2	$1,395.3	$(141.2)	$(453.6)	$-	$801.7

	Nine months ended September 30, 2019 and 2020 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total

Balance at December 31, 2018	$1.2	$1,399.1	$(136.2)	$(424.3)	$-	$839.8
Net income	-	-	77.7	-	-	77.7
Other comprehensive loss, net of tax	-	-	-	(5.2)	-	(5.2)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.54 per share	-	-	(62.5)	-	-	(62.5)
Treasury stock acquired	-	-	-	-	(3.0)	(3.0)
Treasury stock retired	-	(1.4)	-	-	1.4	-

Balance at September 30, 2019	$1.2	$1,397.8	$(121.0)	$(429.5)	$(1.6)	$846.9

Balance at December 31, 2019	$1.2	$1,396.2	$(132.5)	$(448.8)	$-	$816.1
Net income	-	-	53.7	-	-	53.7
Other comprehensive loss, net of tax	-	-	-	(4.8)	-	(4.8)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.54 per share	-	-	(62.4)	-	-	(62.4)
Treasury stock acquired	-	-	-	-	(1.0)	(1.0)
Treasury stock retired	-	(1.0)	-	-	1.0	-

Balance at September 30, 2020	$1.2	$1,395.3	$(141.2)	$(453.6)	$-	$801.7

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$77.7	$53.7
Depreciation	34.3	43.3
Amortization of operating lease right-of-use assets	5.1	4.8
Deferred income taxes	6.7	(12.3)
Benefit plan expense greater than cash funding	7.1	12.5
Marketable equity securities	.1	1.3
Contributions to TiO2 manufacturing joint venture, net	(1.8)	(6.5)
Other, net	1.7	.3
Change in assets and liabilities:
Accounts and other receivables, net	(59.9)	(10.4)
Inventories, net	52.1	7.7
Prepaid expenses	(1.9)	(1.7)
Accounts payable and accrued liabilities	5.0	(37.3)
Income taxes	(3.7)	18.3
Accounts with affiliates	2.1	(19.2)
Other, net	(.8)	1.6

Net cash provided by operating activities	123.8	56.1

Cash flows from investing activities:
Capital expenditures	(34.2)	(38.3)
Loan to Valhi:
Loans	(10.9)	-
Collections	5.9	-
Proceeds from insurance settlement	-	1.5

Net cash used in investing activities	(39.2)	(36.8)

Cash flows from financing activities:
Payments on long-term debt	(.6)	(.2)
Dividends paid	(62.5)	(62.4)
Treasury stock acquired	(3.0)	(1.0)

Net cash used in financing activities	(66.1)	(63.6)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	18.5	(44.3)
Currency translation	(6.3)	5.9
Balance at beginning of period	374.7	392.3

Balance at end of period	$386.9	$353.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended
	September 30,
	2019	2020
	(unaudited)
Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$17.3	$17.9
Income taxes	32.3	13.5
Accrual for capital expenditures	1.6	1.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2020, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock.  Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”).  With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2020 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission (SEC) on March 11, 2020 (2019 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2020, may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Our results of operations for the first nine months of 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, specifically through reduced demand for many of our products resulting from the rapid contraction of vast areas of the global economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy thereby reducing customer demand for certain of our products, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	September 30,
	2019	2020
	(In millions)
Trade receivables	$270.5	$295.8
Recoverable VAT and other receivables	25.4	15.6
Receivables from affiliates:
Louisiana Pigment Company, L.P. (LPC)	4.7	-
Other	2.2	2.5
Refundable income taxes	7.7	2.3
Allowance for doubtful accounts	(1.1)	(1.7)
Total	$309.4	$314.5

Note 3 - Inventories, net:

	December 31,	September 30,
	2019	2020
	(In millions)
Raw materials	$124.4	$134.3
Work in process	39.0	50.0
Finished products	269.9	246.9
Supplies	69.7	73.0
Total	$503.0	$504.2

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

	Fair value
	measurement	Market	Cost
Marketable security	level	value	basis	Unrealized loss
		(In millions)
December 31, 2019:
Valhi common stock	1	$3.2	$3.2	$-
NL and CompX common stocks	1.1		.1	-
Total		$3.3	$3.3	$-

September 30, 2020:
Valhi common stock	1	$1.9	$3.2	$(1.3)
NL and CompX common stocks	1.1		.1	-
Total		$2.0	$3.3	$(1.3)

At December 31, 2019 and September 30, 2020, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2019 and September 30, 2020, the quoted per share market price of Valhi’s common stock was $22.44 and $13.16, respectively.  Valhi implemented a reverse split of its common stock at a ratio of 1-for-12 effective on June 1, 2020. We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to June 2020 to give effect to the reverse stock split.  The reverse stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.  We also held a nominal number of shares of CompX and NL common stocks at December 31, 2019 and September 30, 2020.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Other noncurrent assets:

	December 31,	September 30,
	2019	2020
	(In millions)
Pension asset	$3.1	$4.0
Restricted cash	-	.8
Deferred financing costs, net	.6	.5
Other	1.6	1.1
Total	$5.3	$6.4

Note 6 - Long-term debt:

	December 31,	September 30,
	2019	2020
	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$442.6	$464.7
Other	2.9	2.7
Total debt	445.5	467.4
Less current maturities	1.5	1.5
Total long-term debt	$444.0	$465.9

Senior Notes - At September 30, 2020, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $4.8 million.

Revolving credit facilities - During the first nine months of 2020, we had no borrowings or repayments under our North American revolving credit facility and our European revolving credit facility.  At September 30, 2020, $125.0 million was available for borrowing under the North American revolving credit facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2020 and the net debt to EBITDA financial test, the full €90.0 million amount of the credit facility ($105.6 million) was available for borrowing at September 30, 2020.

Other - We are in compliance with all of our debt covenants at September 30, 2020.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2019	2020
	(In millions)
Accounts payable	$137.2	$108.9
Employee benefits	21.1	29.0
Accrued sales discounts and rebates	32.4	23.7
Payables to affiliates:
LPC	16.4	5.6
Income taxes payable to Valhi	4.9	7.0
Operating lease liabilities	6.2	6.7
Other	40.8	30.7
Total	$259.0	$211.6

Note 8 - Other noncurrent liabilities:

	December 31,	September 30,
	2019	2020
	(In millions)
Accrued postretirement benefits	$8.0	$7.9
Employee benefits	6.0	6.0
Other	14.2	14.8
Total	$28.2	$28.7

Note 9 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In millions)
Net sales - point of origin:
United States	$227.7	$272.9	$762.3	$736.5
Germany	238.3	208.1	706.0	620.3
Canada	84.0	93.8	258.4	247.1
Belgium	58.3	64.9	205.7	181.9
Norway	46.0	46.6	145.2	163.5
Eliminations	(216.9)	(269.4)	(719.2)	(725.4)
Total	$437.4	$416.9	$1,358.4	$1,223.9

Net sales - point of destination:
Europe	$201.6	$194.3	$646.2	$578.6
North America	147.8	153.2	456.1	434.4
Other	88.0	69.4	256.1	210.9
Total	$437.4	$416.9	$1,358.4	$1,223.9

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In millions)
Service cost	$2.7	$3.5	$8.3	$9.9
Interest cost	3.5	2.7	10.5	7.9
Expected return on plan assets	(3.1)	(2.4)	(9.3)	(7.0)
Amortization of prior service cost	.1	.1	.2	.2
Recognized actuarial losses	3.3	4.6	10.0	13.3
Total	$6.5	$8.5	$19.7	$24.3

We expect our 2020 contributions for our pension plans to be approximately $17 million.

Note 11 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$5.1	$2.1	$22.7	$14.5
Non-U.S. tax rates	1.2	.1	5.9	.7
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	(1.1)	.1	(2.2)	(4.5)
Global intangible low-tax income, net	.1	(.9)	1.6	3.3
Valuation allowance	-	.5	-	.5
Adjustment to the reserve for uncertain tax positions, net	.2	(.5)	.6	-
Nondeductible expenses	.3	-	.9	1.0
Other, net	.5	.4	1.0	(.2)
Income tax expense	$6.3	$1.8	$30.5	$15.3

Comprehensive provision for income taxes allocable to:
Net income	$6.3	$1.8	$30.5	$15.3
Other comprehensive income (loss):
Pension plans	1.2	1.4	3.6	4.2
OPEB plans	-	-	(.1)	(.1)
Total	$7.5	$3.2	$34.0	$19.4

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

Tax authorities may in the future propose tax deficiencies, including penalties and interest, related to examinations of our U.S. and non-U.S. income tax returns.  Because of the uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters, if any, will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of any future tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $.7 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below.  See Note 4 for further discussion of our marketable securities and Note 10 for discussion of our defined benefit pension plans.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(238.0)	$(270.7)	$(245.0)	$(246.8)
Other comprehensive income (loss)	(18.7)	10.1	(11.7)	(13.8)
Balance at end of period	$(256.7)	$(260.6)	$(256.7)	$(260.6)

Defined benefit pension plans:
Balance at beginning of period	$(175.5)	$(196.1)	$(180.0)	$(202.2)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.2	3.1	6.7	9.2
Balance at end of period	$(173.3)	$(193.0)	$(173.3)	$(193.0)

OPEB plans:
Balance at beginning of period	$.6	$.1	$.7	$.2
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.2)	(.2)
Balance at end of period	$.5	$-	$.5	$-

Total accumulated other comprehensive loss:
Balance at beginning of period	$(412.9)	$(466.7)	$(424.3)	$(448.8)
Other comprehensive income (loss)	(16.6)	13.1	(5.2)	(4.8)
Balance at end of period	$(429.5)	$(453.6)	$(429.5)	$(453.6)

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

During the first nine months of 2020, we acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million and subsequently cancelled all such shares. At September 30, 2020, 1,563,519 shares are available for repurchase under this stock repurchase program.

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

Note 14 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		September 30, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$392.3	$392.3	$353.9	$353.9
Long-term debt - Fixed rate Senior Notes	442.6	457.0	464.7	465.0

At September 30, 2020, the estimated market price of our Senior Notes was €990 per €1,000 principal amount.  The fair value of our Senior Notes is based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade are not active.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 2 and 7.

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

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the nine months ended September 30, 2020, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $8.1 million, or $.07 per share, in the third quarter of 2020 as compared to net income of $17.9 million, or $.16 per share, in the third quarter of 2019.  For the first nine months of 2020, we reported net income of $53.7 million, or $.46 per share, compared to net income of $77.7 million, or $.67 per share, in the first nine months of 2019.  We reported lower net income in the third quarter of 2020 as compared to the third quarter of 2019 primarily due to lower income from operations resulting from the effects of lower sales volumes and lower average TiO2 selling prices, partially offset by lower production costs.  We reported lower net income in the first nine months of 2020 compared to the same period in 2019 primarily due to lower income from operations resulting from the effects of lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs. Our results of operations for the first nine months of 2020 were significantly impacted by the COVID-19 pandemic, specifically through sharply reduced demand for certain of our products resulting from the rapid contraction across the global economy occurring in the second quarter, with demand improving throughout the third quarter of 2020, but not to pre-pandemic levels in all regions of the world.  Comparability of our results was also impacted by the effects of changes in currency exchange rates.

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

Results of operations

Current industry conditions

We started 2020 with average TiO2 selling prices 1% lower than at the beginning of 2019.  At the end of the third quarter of 2020, our average TiO2 selling prices were 3% lower than the beginning of the year and comparable to our average TiO2 selling prices at the end of the second quarter of 2020.  We experienced lower sales volumes in all major markets in the first nine months of 2020 as compared to the same period of 2019 primarily due to demand contraction related to the COVID-19 pandemic, which primarily impacted the second and third quarters.  See further discussion below under Outlook.

We operated our production facilities at overall average capacity utilization rates of 92% for the year-to-date period ended September 30, 2020 compared to 97% for the comparable period of 2019.   Early in the third quarter of 2020, we decreased production levels to align with demand and our market expectations for the near term as a result of the COVID-19 pandemic, and late in the third quarter we began increasing production levels as demand improved.  The table below lists our comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2019	2020
First quarter	97%	95%
Second quarter	97%	96%
Third quarter	97%	86%

Primarily due to a moderate rise in the cost of third-party feedstock we procured in 2019 and 2020, our cost of sales per metric ton of TiO2 sold in the first nine months of 2020 was higher as compared to the first nine months of 2019 (excluding the effect of changes in currency exchange rates).

Quarter ended September 30, 2020 compared to the quarter ended September 30, 2019

	Three months ended September 30,
	2019		2020
	(Dollars in millions)
Net sales	$437.4	100%	$416.9	100%
Cost of sales	349.7	80	336.3	81
Gross margin	87.7	20	80.6	19
Selling, general and administrative expense	56.9	13	55.6	13
Other operating income (expense):
Currency transactions, net	5.8	1	(2.9)	(1)
Other operating expense, net	(3.5)	-	(2.8)	-
Income from operations	$33.1	8%	$19.3	5%

				% Change
TiO2 operating statistics:
Sales volumes*	144		136	(6)%
Production volumes*	136		122	(11)%
Percentage change in net sales:
TiO2 sales volumes				(6)%
TiO2 product pricing				(4)
TiO2 product mix/other				3
Changes in currency exchange rates				2
Total				(5)%

*	Thousands of metric tons

Net sales - Net sales in the third quarter of 2020 decreased 5%, or $20.5 million, compared to the third quarter of 2019 primarily due to a 6% decrease in sales volumes (which decreased net sales by approximately $26 million) and a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $17 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 6% in the third quarter of 2020 as compared to the third quarter of 2019 primarily due to lower demand in our European and export markets resulting from the COVID-19 pandemic. In addition to the impact of lower sales volumes and lower average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $7 million in the third quarter of 2020 as compared to the third quarter of 2019.

Cost of sales and gross margin - Cost of sales decreased $13.4 million, or 4%, in the third quarter of 2020 compared to the third quarter of 2019 due to a 6% decrease in sales volumes and lower production costs of approximately $8 million (primarily lower energy costs).  Our cost of sales as a percentage of net sales increased to 81% in the third quarter of 2020 compared to 80% in the same period of 2019 primarily due to the unfavorable effects of lower average TiO2 selling prices partially offset by lower production costs.

Gross margin as a percentage of net sales decreased to 19% in the third quarter of 2020 compared to 20% in the third quarter of 2019. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the net effect of lower sales volumes, lower average TiO2 selling prices and lower production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the third quarter of 2020 was comparable to the third quarter of 2019.

Income from operations - Income from operations decreased by $13.8 million, or 42%, in the third quarter of 2020 compared to the third quarter of 2019.  Income from operations as a percentage of net sales decreased to 5% in the third quarter of 2020 from 8% in the same period of 2019.  This decrease was driven by the lower gross margin discussed above.  We estimate that changes in currency exchange rates decreased income from operations by approximately $5 million in the third quarter of 2020 as compared to the same period in 2019, as discussed in the Effects of Currency Exchange Rates section below.

Other non-operating income (expense) - We recognized a gain of $.4 million on the change in value of our marketable equity securities in the third quarter of 2020 compared to a loss of $1.9 million in the third quarter of 2019.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the third quarter of 2020 increased $1.2 million compared to the third quarter of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets. See Note 10 to our Condensed Consolidated Financial Statements.  Interest expense in the third quarter of 2020 was comparable to the third quarter of 2019 and we currently expect our interest expense for all of 2020 to be comparable to 2019.

Income tax expense - We recognized income tax expense of $1.8 million in the third quarter of 2020 compared to income tax expense of $6.3 million in the third quarter of 2019.  The difference is primarily due to lower earnings in 2020.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 11 to our Condensed Consolidated Financial Statements.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine months ended September 30,
	2019		2020
	(Dollars in millions)
Net sales	$1,358.4	100%	$1,223.9	100%
Cost of sales	1,051.9	77	959.4	78
Gross margin	306.5	23	264.5	22
Selling, general and administrative expense	172.5	13	161.8	13
Other operating income (expense):
Currency transactions, net	5.6	-	3.2	-
Other operating expense, net	(11.0)	(1)	(10.1)	(1)
Income from operations	$128.6	9%	$95.8	8%

				% Change
TiO2 operating statistics:
Sales volumes*	445		396	(11)%
Production volumes*	406		387	(5)%
Percentage change in net sales:
TiO2 sales volumes				(11)%
TiO2 product pricing				(2)
TiO2 product mix/other				3
Changes in currency exchange rates				-
Total				(10)%

*	Thousands of metric tons

Net sales - Net sales in the first nine months of 2020 decreased 10%, or $134.5 million, compared to the first nine months of 2019 primarily due to an 11% decrease in sales volumes (which decreased net sales by approximately $149 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $27 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 11% in the first nine months of 2020 as compared to the first nine months of 2019 primarily due to lower sales volumes in all major markets, with a significant portion of the decrease occurring in the second and third quarters resulting from the COVID-19 pandemic.  In addition to the impact of lower sales volumes and lower average selling prices, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $4 million in the first nine months of 2020 as compared to the first nine months of 2019.

Cost of sales and gross margin - Cost of sales decreased $92.5 million, or 9%, in the first nine months of 2020 compared to the first nine months of 2019 due to the net effect of an 11% decrease in sales volumes, higher raw materials and other production costs of approximately $21 million (including higher cost for third-party feedstock and other raw materials) and currency fluctuations (primarily the euro). Our cost of sales as a percentage of net sales increased to 78% in the first nine months of 2020 compared to 77% in the same period of 2019 primarily due to the unfavorable effects of lower average TiO2 selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 22% in the first nine months of 2020 compared to 23% in the first nine months of 2019.  As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the unfavorable effects of lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense decreased $10.7 million, or 6%, in the first nine months of 2020 compared to the first nine months of 2019 primarily due to variable costs related to lower overall sales volumes.

Income from operations - Income from operations decreased by $32.8 million, or 26%, in the first nine months of 2020 compared to the first nine months of 2019.  Income from operations as a percentage of net sales decreased to 8% in the first nine months of 2020 from 9% in the same period of 2019.  This decrease was driven by the lower gross margin discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $6 million in the first nine months of 2020 as compared to the same period in 2019, as discussed below.

Other non-operating income (expense) - We recognized a loss of $1.3 million on the change in value of our marketable equity securities in the first nine months of 2020 and a loss of $.1 million in the first nine months of 2019.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the first nine months of 2020 increased $3.0 million compared to the first nine months of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  See Note 10 to our Condensed Consolidated Financial Statements.  In the first nine months of 2020, we recognized an insurance settlement gain of $1.5 million related to a property damage claim.  Interest expense in the first nine months of 2020 was comparable to the first nine months of 2019.

Income tax expense - We recognized income tax expense of $15.3 million in the first nine months of 2020 compared to income tax expense of $30.5 million in the first nine months of 2019.  The difference is primarily due to lower earnings in 2020.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 11 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates Three months ended September 30, 2020 vs September 30, 2019

				Translation gains - impact of rate changes	Total currency impact 2020 vs 2019
	Transaction gains (losses) recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$7	$7
Income from operations	6	(3)	(9)	4	(5)

The $7 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $5 million decrease in income from operations was comprised of the following:

•

A decrease by approximately $9 million from net currency transaction gains and losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $4 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Impact of changes in currency exchange rates Nine months ended September 30, 2020 vs September 30, 2019

				Translation gains (losses) - impact of rate changes	Total currency impact 2020 vs 2019
	Transaction gains recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(4)	$(4)
Income from operations	6	3	(3)	9	6

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

The $6 million increase in income from operations was comprised of the following:

•

Lower net currency transaction gains of approximately $3 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $9 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Outlook

In the third quarter of 2020 our sales volumes increased from the levels we experienced during the second quarter, although the COVID-19 pandemic, including the measures employed to mitigate its spread, continues to impact our operations through reduced demand for our products, resulting in lower sales and earnings than otherwise would have been expected.  Our manufacturing facilities operated at near planned production rates in the first half of 2020, however, early in the third quarter we decreased our production levels to align with demand and our market expectations for the near term, and late in the third quarter we began increasing production levels as demand improved. To-date, the availability of raw materials has not been adversely impacted.

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

Given the impact of COVID-19 on the global economy, we expect our sales volumes and resulting earnings for the remainder of 2020 will continue to be lower compared to 2019. The full extent of the COVID-19 impact on our operations will depend on numerous factors, including customer demand for our products, any future disruption in our operations or our suppliers’ operations and the timing and effectiveness of measures deployed to fight COVID-19, all of which are uncertain and cannot be predicted. We will continue to monitor current and anticipated near-term customer demand throughout the year and further align our production and inventory levels accordingly.

Although it is not possible to predict the impact of the COVID-19 pandemic on future demand for our products or those of our customers, we believe we have sufficient liquidity (including cash on-hand of approximately $348 million and borrowing capacity under our revolving credit facilities of approximately $231 million at September 30, 2020) available to meet our obligations, and we are prepared to implement multiple cash-saving strategies as necessary, including reduction of inventories, delays in certain capital expenditures and other cost saving initiatives.  We believe we are well positioned to navigate the uncertainty ahead and we commend our employees for their continuing efforts and support in these challenging times as we work together to foster their physical and economic health as well as that of the company.

On August 24, 2020, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company (LPC), temporarily halted production due to Hurricane Laura.  Although storm damage to core manufacturing facilities was not severe, a variety of factors, including loss of utilities, limited availability of employees to return to work and restrictions on the facility’s access to raw materials, prevented the resumption of operations until September 25, 2020.  LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations.  The Kronos warehouse and slurry facilities located near LPC’s facility were also temporarily closed due to the hurricane, but property damage to these facilities was not significant. Our third quarter income from operations includes immaterial costs related to Hurricane Laura, primarily costs to relocate inventory and modify shipping schedules in order to maintain service levels to our customers following the hurricane. We believe insurance (subject to applicable deductibles) will cover a majority of our losses from the hurricane, including property damage, business interruption losses related to our share of LPC’s lost production and other costs resulting from the disruption of operations, but no insurance recoveries have yet been recognized as the allowable damage claim amounts are not presently determinable.  On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility.  Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane.  Similar to Hurricane Laura, losses determined to be incurred by LPC and us as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

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

Cash provided by operating activities was $56.1 million in the first nine months of 2020 compared to $123.8 million in the first nine months of 2019.  This $67.7 million decrease in the amount of cash provided was primarily due to the net effect of the following:

•	lower income from operations in 2020 of $32.8 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2020 of $59.4 million as compared to 2019,
•	lower cash paid for taxes in 2020 of $18.8 million due to decreased earnings in 2020, and
•	higher contributions to our TiO2 manufacturing joint venture in 2020 of $4.7 million.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, decreased from December 31, 2019 to September 30, 2020 primarily due to relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2019 to September 30, 2020 primarily due to lower inventory volumes attributable to sales volumes outpacing production volumes in the third quarter of 2020, which was not the case in the fourth quarter of 2019.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2018	September 30, 2019	December 31, 2019	September 30, 2020
DSO	76 days	71 days	71 days	67 days
DSI	113 days	57 days	83 days	66 days

Investing activities

Our capital expenditures of $38.3 million and $34.2 million in the first nine months of 2020 and 2019, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

During the first nine months of 2020, we had no loans or collections under our unsecured revolving demand promissory note with Valhi and during the first nine months of 2019, we loaned $10.9 million and subsequently collected $5.9 million under such facility.

In addition, during the first nine months of 2020, we received $1.5 million from an insurance settlement related to a property damage claim.

Financing activities

During the first nine months of 2020 and 2019, we paid quarterly dividends of $.18 per share to stockholders aggregating $62.4 million and $62.5 million, respectively.

In addition, during the first nine months of 2020, we acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million.  During the first nine months of 2019, we acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million.

Outstanding debt obligations

At September 30, 2020, our consolidated debt comprised:

•

€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($464.7 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and

•	approximately $2.7 million of other indebtedness.

Our North American and European revolvers and our Senior Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at September 30, 2020) are discussed in Note 8 to our Consolidated Financial Statements included in our 2019 Annual Report.  We are in compliance with all of our debt covenants at September 30, 2020.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

At September 30, 2020 we had aggregate cash, cash equivalents and restricted cash on hand of $353.9 million, of which $141.1 million was held by non-U.S. subsidiaries.  Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  At September 30, 2020, we had $125.0 million available for additional borrowing under our North American revolving credit facility.  Based on the terms of our European revolving credit facility (including the net debt to EBITDA financial test discussed above) and the borrowers’ EBITDA over the last twelve months ended September 30, 2020, the full €90.0 million amount of the credit facility ($105.6 million) was available for borrowing at September 30, 2020.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2021) and our long-term obligations (defined as the five-year period ending September 30, 2025, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate we will invest approximately $60 million in capital expenditures primarily to maintain and improve our existing facilities during 2020, including the $38.3 million we have spent through September 30, 2020.  It is possible we will delay planned capital projects based on market conditions.

Stock repurchase program

At September 30, 2020, we have 1,563,519 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 12 to our Condensed Consolidated Financial Statements.

Off-balance sheet financing

We do not have any off-balance sheet financing arrangements.

Commitments and contingencies

See Notes 11 and 13 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies and legal proceedings.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2020.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and James W. Brown, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2020.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and our 2019 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report.  There have been no material changes to such risk factors during the nine months ended September 30, 2020.

Item 6.	Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: November 4, 2020	/s/ James W. Brown
James W. Brown
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2020	/s/ Tim C. Hafer
Tim C. Hafer
Senior Vice President and Controller (Principal Accounting Officer)