Form 10-K
period 2020-12-31
KRONOS WORLDWIDE INC
filed 2021-03-10
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                           ☒

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 22.2 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2020 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $231.1 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on February 26, 2021:  115,542,717.

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
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies

•

Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19)

•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform
•	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein including new environmental health and safety regulations (such as those seeking to limit or classify TiO2 or its use)
•	Possible future litigation.

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

General

Kronos Worldwide, Inc. (NYSE: KRO) (Kronos), incorporated in Delaware in 1989, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  We, along with our distributors and agents, sell and provide technical services for our products to approximately 4,000 customers in 100 countries with the majority of our sales in Europe, North America and the Asia Pacific region.  We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2% since 2000.  Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future.  We believe that Western Europe and North America currently each account for approximately 17% of global TiO2 consumption.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets which will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

At December 31, 2020, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 30% was owned by a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL).  Valhi also owns approximately 83% of NL Industries’ outstanding common stock.  A wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Products and end-use markets

Including our predecessors, we have produced and marketed TiO2 in North America and Europe, our primary markets, for over 100 years.  We believe we are the largest producer of TiO2 in Europe with 46% of our 2020 sales volumes attributable to markets in Europe.  The table below shows our estimated market share for our significant markets, Europe and North America, for the last three years.

	2018	2019	2020
Europe	13%	18%	17%
North America	17%	19%	18%

We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2020.  Overall, we are one of the top five producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  We ship TiO2 to our customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of our core TiO2 pigments represented approximately 93% of our net sales in 2020.  We and our agents and distributors primarily sell our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2020:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	46%	Coatings	58%
North America	36%	Plastics	30%
Asia Pacific	11%	Paper	6%
Rest of World	7%	Other	6%

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

We produce high-purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste.  Our TiO2 is also found in food products, such as candy and confectionaries, and in pet foods where it is used to obtain uniformity of color and appearance.  In pharmaceuticals, our TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance.  KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 7% of our net sales in 2020:

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

Manufacturing, operations and properties

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2020, chloride process production facilities represented approximately 45% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

We produced 536,000 metric tons of TiO2 in 2018, 546,000 metric tons of TiO2 in 2019 and 517,000 metric tons of TiO2 in 2020.  Our production volumes include our share of the output produced by our TiO2 manufacturing joint venture discussed below in “TiO2 manufacturing joint venture.”  Our average production capacity utilization rates were 95% in 2018, 98% in 2019 and 92% in 2020.  Our production rates in 2018 were impacted by maintenance activities at certain facilities and by the first quarter implementation of a productivity-enhancing improvement project at our Belgium facility.  Our production rates in 2020 were impacted by the COVID-19 pandemic as we decreased production levels early in the third quarter to correspond with a temporary decline in market demand.

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

Our production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, incurring only moderate capital expenditures.  We expect to operate our TiO2 plants at near full practical capacity levels in 2021.

The following table presents the division of our expected 2021 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	31%	-%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	17	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	7
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	17	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	14	-
Total		79%	21%

(1)

The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long-term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.  In conjunction with our long-term strategy to increase chloride process production, we phased-out sulfate production at the Leverkusen facility during 2020.

(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)

We operate the facility near Lake Charles through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which we are entitled. See Note 5 to our Consolidated Financial Statements and “TiO2 manufacturing joint venture.” The joint venture owns the land and facility.

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

We do not consolidate LPC because we do not control it.  We account for our interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture.  We are required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Venator with the exception of feedstock (purchased natural rutile ore or chlorine slag) and packaging costs for the pigment grades produced.  Our share of net costs is reported as cost of sales as the TiO2 is sold.  See Notes 5 and 14 to our Consolidated Financial Statements.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract which automatically renewed at the end of 2020 and extends through December 31, 2023.  The contract automatically renews bi-annually, but can be terminated if written notice is given at least twelve months prior to the current contract end date.  We also purchase upgraded slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that automatically renewed at the end of 2020 and extends through December 31, 2022.  The contract automatically renews annually, but can be terminated if written notice is given at least twelve months prior to the contract end date.  We purchase rutile ore primarily from Sierra Rutile Limited under a contract that expires in 2022 and Base Titanium Limited under a contract that expires at the end of 2022.  In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts, and contracts that we may enter into, will meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag, and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2020.  We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we purchase sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice.  We expect the raw materials purchased under this contract, and contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase.  The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes our raw materials purchased or mined in 2020.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants -
Purchased slag or rutile ore	478
Sulfate process plants:
Ilmenite ore mined and used internally	294
Purchased slag	23

Sales and marketing

Our marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers.  Because TiO2 represents a significant input cost for our customers, the purchasing decisions are often made by our customers’ senior management.  We work to maintain close relationships with the key decision makers through in-depth and frequent contact.  We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organizations using our direct sales force and technical service group to accomplish this objective.  We believe this has helped build customer loyalty to Kronos and strengthened our competitive position.  Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses.  Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices.  This focus includes continuously reviewing and optimizing our customer and product portfolios.

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

We sell to a diverse customer base with only one customer representing 10% or more of our net sales in 2020 (Behr Process Corporation - 10%).  Our largest ten customers accounted for approximately 34% of net sales in 2020.

Neither our business as a whole nor any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring to meet demand during the spring and summer painting seasons.  With certain exceptions such as the COVID-19 pandemic, we have historically operated our production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize our per-unit production costs.  As a result, we normally will build inventories during the first and fourth quarters of each year in order to maximize our product availability during the higher demand periods normally experienced in the second and third quarters.

Competition

The TiO2 industry is highly competitive.  We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers.  Price and availability are the most significant competitive factors along with quality and customer service for the majority of our product grades.  Increasingly, we are focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from our competitors’ products.  During 2020, we had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volume, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are The Chemours Company, Tronox Incorporated, Lomon Billions and Venator Materials PLC.  The top five TiO2 producers (i.e. we and our four principal competitors) account for approximately

52% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2020:

Worldwide production capacity - 2020
Chemours	15%
Tronox	13%
Lomon Billions	9%
Venator	8%
Kronos	7%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is our principal North American competitor.  In the second quarter of 2019, Tronox acquired certain of the TiO2 assets of Cristal Global. Lomon Billions added approximately 200,000 tons of chloride capacity in 2019 and 2020 and has announced plans to add an additional 200,000 tons by 2023.

Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants throughout the world.  Although overall industry demand is expected to increase in 2021, we do not expect any significant efforts will be undertaken by us or our principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects and the Lomon Billions expansion mentioned above.  If actual developments differ from our expectations, the TiO2 industry’s and our performance could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity.  We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new products and applications.  Our expenditures for these activities were approximately $16 million in 2018, $17 million in 2019 and $16 million in 2020.  We expect to spend approximately $17 million on research and development in 2021.

We continually seek to improve the quality of our grades and have been successful in developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles.  Since the beginning of 2016, we have added ten new grades for pigments and other applications.

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

Patents – We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products.  Our patent strategy is important to us and our continuing business activities.  In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe.  U.S. patents are generally in effect for 20 years from the date of filing.  Our U.S. patent portfolio includes patents having remaining terms ranging from three years to 20 years.

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

Human capital resources

Employees – Our operating results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. We have a well-trained labor force with a substantial number of long-tenured employees. We provide competitive compensation and benefits to our employees, some of which are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by country/region, can include annual bonuses, a defined benefit pension plan, a defined contribution plan with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2020, we employed the following number of people:

Europe	1,839
Canada	350
United States (1)	53
Total	2,242
(1)	Excludes employees of our LPC joint venture.

Certain employees at each of our production facilities are organized by labor unions.  We strive to maintain good relationships with all our employees, including the unions and workers’ councils representing those employees. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, our union employees are covered by a collective bargaining agreement that expires in June 2021.  At December 31, 2020, approximately 86% of our worldwide workforce is organized under collective bargaining agreements.  We did not experience any work stoppages during 2020, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

Health and safety – Protecting the health and safety of our employees, our customers, our business partners and the natural environment is one of our core values. We are committed to conducting our business in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local permits and policies intended to protect the environment and have established global policies designed to promote such compliance.  We require our employees to comply with legal and regulatory requirements and our policies, standards and practices.

Diversity and inclusion – We recognize that everyone deserves respect and equal treatment. As a global company, we embrace diversity and collaboration in our workforce and our business initiatives. We are an equal opportunity employer and we base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which we operate. We promote a respectful, diverse, and inclusive workplace in which all individuals are treated with respect and dignity.

Environmental, Social and Governance (“ESG”)

We seek to operate our business in line with sound ESG principles that include corporate governance, social responsibility, sustainability and cybersecurity.  At our facilities, we undertake various environmental sustainability programs and promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate.  At a corporate level, we engage in periodic reviews of our cybersecurity program, including cybersecurity risk and threats, and have established stock ownership guidelines for our non-employee directors.  In addition, we publish a Sustainability Report on our website every two years to provide our customers, stockholders and other stakeholders with additional information on our approach to sustainability.

Regulatory and environmental matters

Our operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees.  Certain of our operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to comply with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance and overall sustainability.  We update our Kronos Sustainability Report biennially (available on our website at www.kronostio2.com), which highlights our focus on sustainability of our manufacturing operations, as well as our environmental, social and governance strategy.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require us to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity.

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

At our sulfate plant facility in Germany, we recycle spent sulfuric acid either through contracts with third parties or at our own facility.  In addition, at our German sulfate-process location we have a contract with a third-party to treat certain sulfate-process effluents.  At our Norwegian plant, we ship spent acid to a third-party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically, we establish compliance programs to resolve these matters.  Occasionally, we may pay penalties.  To date, such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity.  We believe all of our facilities are in substantial compliance with applicable environmental laws.

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

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $21.8 million in 2020 and are currently expected to be approximately $23 million in 2021.

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

Operational Risk Factors

Demand for, and prices of, certain of our products are influenced by changing market conditions for our products, which may result in reduced earnings or in operating losses.

Our sales and profitability are largely dependent on the TiO2 industry.  In 2020, 93% of our sales were attributable to sales of TiO2.  TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions.  Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which we purchase our raw materials could adversely affect their availability.  If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels.  We experienced increases in our feedstock costs in 2019 and during the first half of 2020, before they moderated in the second half of 2020.  We expect our feedstock costs in 2021 to remain relatively consistent with average 2020 costs.  We may also experience higher operating costs such as energy costs, which could affect our profitability.  We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2023.  While we believe we will be able to renew these contracts, there can be no assurance we will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our current agreements (including those entered into through January 2021) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.2 billion beginning in 2021.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $86 million at December 31, 2020.  Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

COVID-19 has affected our operations and may continue to affect our operations during 2021.

Our results of operations during 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, specifically through reduced demand for many of our products resulting from the rapid contraction of the global economy. The extent of the impact of the COVID-19 pandemic on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

We have 2,242 employees and operate facilities throughout North America and Europe.  With the onset of COVID-19, within each facility we enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols.  We are designated an essential business in the countries where we operate and are therefore permitted to fully operate during the pandemic.  It is possible we may have temporary closures at one or more of our facilities for the health and safety of our workforce before the end of the pandemic if conditions warrant.

Financial Risk Factors

Our leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2020, our total consolidated debt was approximately $487 million, substantially all of which relates to our Senior Secured Notes issued in September 2017.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

Indebtedness outstanding under our revolving North American and European credit facilities accrues interest at variable rates.  To the extent market interest rates rise, the cost of our debt could increase, adversely affecting our financial condition, results of operations and cash flows.

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $591 million in 2021.  Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our revolving credit facilities in the future will, in some instances, depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We operate our businesses in several different countries and sell our products worldwide.  For example, during 2020, 46% of our sales volumes were sold into European markets.  The majority (but not all) of our sales from our operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar.  Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

Legal, Compliance and Regulatory Risk Factors

We may be subject to litigation, the disposition of which could have a material adverse effect on our results of operations.

The nature of our operations exposes us to possible litigation claims, including disputes with customers and suppliers and matters relating to, among other things, antitrust, product liability, intellectual property, employment and environmental claims.  It is possible that judgments could be rendered against us in these or other types of cases for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters.  Some of the lawsuits may seek fines or penalties and damages in large amounts or seek to restrict our business activities.  Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters or whether insurance claims may mitigate any damages ultimately determined to be owed by us.  Any liability we might incur in the future could be material.  In addition, litigation is very costly, and the costs associated with defending litigation matters could have a material adverse effect on our results of operations.

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

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which we operate or sell our products, seeking to regulate our operations or to restrict, limit or classify TiO2, or its use (such as the classification of TiO2 powder as a suspected carcinogen in the EU).  Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase our manufacturing and regulatory compliance obligations and costs.  Increased compliance obligations and costs or restrictions on certain TiO2 applications could negatively impact our future financial results through increased costs of production, or reduced sales which may decrease our liquidity, operating income and results of operations.

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

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political and regulatory environments.

We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, exchange controls, global and regional economic downturns, terrorism, natural disasters, health crises (such as COVID-19) and political conditions.  We may encounter difficulties enforcing agreements or other legal rights and our effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates, including costs associated with the repatriation of non-U.S. earnings.  These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

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

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO).  As of February 26, 2021, there were approximately 1,800 holders of record of our common stock.

In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  In 2020 we repurchased 122,489 shares, and we have 1,563,519 shares available for repurchase under the stock repurchase program at December 31, 2020.  See Note 13 to our Consolidated Financial Statements.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Index and an index of a self-selected peer group of companies.  In 2018, as more of our peers became publicly traded, we began using a peer group metric which we believe provides a more meaningful comparison to our performance.  The peer group index is comprised of The Chemours Company, Venator Materials PLC and Tronox Ltd.  The Chemours Company is included from the date the company began trading on the New York Stock Exchange in August 2017.  The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2015 and reinvestment of cash dividends and other distributions to stockholders.

	2015	2016	2017	2018	2019	2020
Kronos common stock	$100	$230	$512	$238	$292	$346
S&P 500 Composite Stock Index	100	112	136	130	171	203
Peer Group	100	374	828	395	323	441

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2020, 127,400 shares are available for awards under this plan.  See Note 13 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2016	2017	2018	2019	2020
	(In millions, except per share data and TiO2 operating statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$1,364.3	$1,729.0	$1,661.9	$1,731.1	$1,638.8
Gross margin (1)	264.7	569.7	562.2	386.2	351.2
Income from operations (1)	92.9	347.8	330.1	145.8	116.2
Net income	43.3	354.5	205.0	87.1	63.9
Net income per share	.37	3.06	1.77	.75	.55
Cash dividends per share	.60	.60	.68	.72	.72

BALANCE SHEET DATA (at year end):
Total assets (2)	$1,179.6	$1,824.4	$1,898.1	$1,965.8	$2,036.7
Notes payable and long-term debt including current maturities	339.0	474.5	456.6	445.5	487.4
Common stockholders' equity	395.0	754.3	839.8	816.1	796.5

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$89.6	$276.1	$188.5	$160.3	$102.5
Investing activities	(53.0)	(77.9)	(42.7)	(52.5)	(61.3)
Financing activities	(73.3)	58.8	(80.4)	(87.9)	(85.3)

TiO2 OPERATING STATISTICS:
Sales volumes (3)	559	586	491	566	531
Production volumes (3)	546	576	536	546	517
Production capacity at beginning of year (3)	555	555	565	560	560
Production rate as a percentage of capacity	98%	100%	95%	98%	92%
(1)

Prior period amounts have been reclassified to reflect the adoption on January 1, 2018 of ASU 2017-07, Compensation – Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  As a result, gross margin increased by $7.7 million in 2016 and $10.8 million in 2017.  Income from operations increased by $11.8 million and $17.4 million in 2016 and 2017, respectively.  There was no impact to net income in any period as a result of this reclassification.

(2)

On January 1, 2019 we adopted ASU 2016-02, Leases (Topic 842).  Our total assets include $29.0 million and $26.1 million of right-of-use lease assets as of December 31, 2019 and 2020, respectively.  Prior periods were not restated.

(3)	Metric tons in thousands

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial and specialty products.  During 2020, 46% of our sales volumes were sold into European markets.  We believe we are the largest producer of TiO2 in Europe with an estimated 17% share of European TiO2 sales volumes in 2020.  In addition, we estimate we have an 18% share of North American TiO2 sales volumes in 2020.  Our production facilities are located in Europe and North America.

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

The factors having the most impact on our reported operating results are:

•	TiO2 selling prices,
•	Our TiO2 sales and production volumes,
•	Manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar and the euro relative to the Norwegian krone).

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of our third-party feedstock ore.  TiO2 selling prices generally follow industry trends and selling prices will increase or decrease generally as a result of competitive market pressures.

Executive summary

We reported net income of $63.9 million, or $.55 per share, in 2020 compared to $87.1 million, or $.75 per share in 2019.  We reported lower net income in 2020 as compared to 2019 primarily due to lower income from operations resulting from the effects of lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs.  Our results of operations for the year ended December 31, 2020 were significantly impacted by the COVID-19 pandemic, specifically through sharply reduced demand for certain of our products resulting from the rapid contraction across the global economy occurring in the second quarter, with demand continuing to strengthen throughout the second half of 2020.

We reported net income of $87.1 million, or $.75 per share, in 2019 compared to $205.0 million, or $1.77 per share for 2018.  We reported lower net income in 2019 as compared to 2018 primarily due to lower income from operations resulting from the effects of lower average TiO2 selling prices and higher raw materials and other production costs partially offset by higher sales volumes.

Our net income in 2020 includes the first quarter recognition of a pre-tax insurance settlement gain of $1.5 million ($1.2 million, or $.01 per share, net of income tax expense) related to a property damage claim.

Our net income in 2019 includes:

•

the fourth quarter recognition of a non-cash deferred income tax expense of $5.5 million ($.05 per share) primarily related to the revaluation of our net deferred income tax asset in Germany as a result of a decrease in the German trade tax rate,

•	the fourth quarter recognition of an income tax benefit of $3.0 million ($.03 per share) related to the favorable settlement of a prior year tax matter in Germany, and
•	the fourth quarter recognition of a pre-tax insurance settlement gain of $2.6 million ($2.0 million, or $.02 per share, net of income tax expense) related to a property damage claim.

Our net income in 2018 includes:

•	the fourth quarter recognition of a $3.7 million ($.03 per share) current cash income tax expense related to tax on global intangible low-tax income (GILTI), and
•	an aggregate $2.1 million ($.02 per share) non-cash income tax expense related to an increase in our reserve for uncertain tax positions, recognized in the first and fourth quarters.

Comparison of 2020 to 2019 Results of Operations

	Years ended December 31,
	2019		2020
	(Dollars in millions)
Net sales	$1,731.1	100%	$1,638.8	100%
Cost of sales	1,344.9	78	1,287.6	79
Gross margin	386.2	22	351.2	21
Selling, general and administrative expense	228.2	13	218.6	13
Other operating income (expense):
Currency transactions, net	2.0	-	(4.0)	-
Other operating expense, net	(14.2)	(1)	(12.4)	(1)
Income from operations	$145.8	8%	$116.2	7%

				% Change
TiO2 operating statistics:
Sales volumes*	566		531	(6)%
Production volumes*	546		517	(5)%
Percentage change in net sales:
TiO2 product pricing				(2)%
TiO2 sales volumes				(6)
TiO2 product mix/other				2
Changes in currency exchange rates				1
Total				(5)%

* Thousands of metric tons

Industry conditions and 2020 overview – We started 2020 with average TiO2 selling prices 1% lower than at the beginning of 2019.  At the end of 2020, our average TiO2 selling prices were comparable to the end of the third quarter of 2020 and 3% lower than at the beginning of the year.  We experienced lower sales volumes in all major markets in 2020 as compared to sales volumes in 2019, primarily due to demand contraction related to the COVID-19 pandemic, which mainly impacted the second and third quarters.

The following table shows our capacity utilization rates during 2019 and 2020.  Our production rates in 2020 were impacted by the COVID-19 pandemic as we decreased production levels early in the third quarter to correspond with a temporary decline in market demand, then increased production levels later in the third quarter and into the fourth quarter to align with improved demand and our market expectations for the near term.

	2019	2020

First Quarter	97%	95%
Second Quarter	97%	96%
Third Quarter	97%	86%
Fourth Quarter	100%	92%
Overall	98%	92%

Net sales – Our net sales decreased $92.3 million, or 5%, in 2020 compared to 2019, primarily due to a 6% decrease in sales volumes (which decreased net sales by approximately $104 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $35 million).  In addition to the impact of lower sales volumes and lower average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $9 million, or 1%, as compared to 2019.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 6% in 2020 as compared to the sales volumes of 2019 due to lower sales volumes in all major markets, with the European and export markets experiencing the most significant reductions.  A significant portion of the sales volume decrease occurred in the second and third quarters as a result of the demand contraction related to the COVID-19 pandemic.

Cost of sales and gross margin – Cost of sales decreased $57.3 million, or 4%, in 2020 compared to 2019 due to the net effect of a 6% decrease in sales volumes, higher raw materials and other production costs of approximately $6 million (including higher cost for third-party feedstock and other raw materials) and currency exchange rate fluctuations.  Our cost of sales per metric ton of TiO2 sold in 2020 was higher as compared to 2019 (excluding the effect of changes in currency exchange rates) primarily due to a moderate rise in the cost of third-party feedstock we procured in 2019 and the first half of 2020.  Our cost of sales as a percentage of net sales increased to 79% in 2020 compared to 78% in 2019 primarily due to the unfavorable effects of lower average TiO2 selling prices and higher raw materials and other production costs, as discussed above, partially offset by improved sales and production volumes from our ilmenite mine operations.

Gross margin as a percentage of net sales decreased to 21% in 2020 compared to 22% in 2019.  As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the net effect of lower sales volumes, lower average TiO2 selling prices, higher raw materials and other production costs and higher sales from our ilmenite mine operations.

Selling, general and administrative expense – Selling, general and administrative expenses decreased $9.6 million, or 4%, in 2020 compared to 2019 primarily due to variable costs related to lower overall sales volumes.  Selling, general and administrative expenses were approximately 13% of net sales in each of 2019 and 2020.

Income from operations – Income from operations decreased by $29.6 million, from $145.8 million in 2019 to $116.2 million in 2020.  Income from operations as a percentage of net sales was 7% in 2020 compared to 8% in 2019.  This decrease was driven by the lower gross margin discussed above for the comparable periods.  We estimate that changes in currency exchange rates increased income from operations by approximately $6 million in 2020 as compared to 2019 as discussed in the Effects of currency exchange rates section below.

Our income from operations was also minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020.  Although storm damage to core manufacturing facilities was not severe, a variety of factors, including loss of utilities, limited availability of employees to return to work and restrictions on the facility’s access to raw materials, prevented the resumption of operations until September 25, 2020.  LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations.  The Kronos warehouse and slurry facilities located near LPC’s facility were also temporarily closed due to the hurricane, but property damage to these facilities was not significant. Our 2020 income from operations includes immaterial costs related to Hurricane Laura, primarily costs to relocate inventory and modify shipping schedules in order to maintain service levels to our customers following the hurricane. We believe insurance (subject to applicable deductibles) will cover a majority of our losses from the hurricane, including property damage, business interruption losses related to our share of LPC’s lost production and other costs resulting from the disruption of operations, but no insurance recoveries have yet been recognized as the allowable damage claim amounts are not presently determinable.  On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility.  Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane.  Similar to Hurricane Laura, losses determined to be incurred by LPC and us as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

Other non-operating income (expense) – We recognized a loss of $1.1 million in 2020 and $.1 million in 2019 on the change in value of our marketable equity securities.  See Note 6 to our Consolidated Financial Statements.  Other components of net periodic pension and postretirement benefits other than pensions, or OPEB, cost in 2020 increased $4.2 million compared to 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  See Note 10 to our Consolidated Financial Statements.  Interest expense in 2020 was comparable to 2019.

Income tax expense – We recognized income tax expense of $16.1 million in 2020 compared to income tax expense of $34.0 million in 2019.  The decrease is primarily due to lower earnings in 2020 and the jurisdictional mix of such earnings.  In addition, our income tax expense in 2019 includes an income tax benefit recognized in the fourth quarter of $3.0 million related to the favorable settlement of a prior year tax matter in Germany, with $1.5 million recognized as a current cash tax benefit and $1.5 million recognized as a non-cash deferred income tax benefit related to an increase to our German net operating loss carryforward.  In addition, in the fourth quarter of 2019, we recognized a non-cash deferred income tax expense of $5.5 million primarily related to the revaluation of our net deferred income tax asset in Germany resulting from a decrease in the German trade tax rate.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions.  Generally, our consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  However, in 2020 our consolidated effective income tax rate is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.  See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Our consolidated effective income tax rate in 2021 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations and due to the expected mix of earnings.

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

* Thousands of metric tons

Net sales – Our net sales increased $69.2 million, or 4%, in 2019 compared to 2018, primarily due to the net effect of a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $100 million), a 15% increase in sales volumes (which increased net sales by approximately $249 million) and changes in currency exchange rates.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

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

Cost of sales and gross margin – Cost of sales increased $245.2 million, or 22%, in 2019 compared to 2018 primarily due to the net impact of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $122 million (including higher cost for third-party feedstock, energy and other raw materials) and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales increased to 78% in 2019 compared to 66% in 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 22% in 2019 compared to 34% in 2018.  As discussed and quantified above, our gross margin decreased primarily due to the net effect of lower average TiO2 selling prices, higher sales volumes and higher raw materials and other production costs.

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

Other non-operating income (expense) – We recognized a loss of $.1 million in 2019 and $7.3 million in 2018 on the change in value of our marketable equity securities. See Note 6 to our Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in 2019 was comparable to 2018.  See Note 10 to our Consolidated Financial Statements.  Interest expense in 2019 was comparable to 2018.

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

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions.  Generally, our consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Effects of currency exchange rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency and (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates - 2020 vs. 2019
				Translation
				gains -	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2019	2020	Change	rate changes	2020 vs. 2019
			(In millions)
Impact on:
Net sales	$-	$-	$-	$9	$9
Income from operations	2	(4)	(6)	12	6

The $9 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $6 million increase in income from operations was comprised of the following:

•

Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

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

The $3 million decrease in income from operations was comprised of the following:

•

Lower net currency transaction gains of approximately $8 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by the strengthening of the U.S. dollar relative to the euro as the reduction in net sales caused by such strengthening of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Outlook

In the second half of 2020 our sales volumes increased from the reduced levels we experienced during the first half of the year, primarily during the second quarter. However, the COVID-19 pandemic, including the measures employed to mitigate its spread, continued to impact our operations through reduced demand for our products and resulted in lower sales and earnings in 2020 than otherwise would have been expected.  Our manufacturing facilities operated at near planned production rates in the first half of 2020, however, early in the third quarter we decreased our production levels to align with demand and our market expectations for the near term, and late in the third quarter and into the fourth quarter we began increasing production levels as demand improved.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future.  Government actions in various regions have generally permitted the resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 in certain regions.  As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period of time.  While many of our products are used by our customers in end-products that thus far have remained in demand across the world economy, we believe overall demand for our products and our customers’ products will continue to be impacted by reduced economic activity.

Despite negative impacts and continued uncertainty on worldwide gross domestic product from COVID-19, we have experienced increasing demand for our products in the second half of 2020 and expect these demand levels to continue into 2021.  As such, we expect our 2021 sales and income from operations to be higher than in 2020, principally as a result of higher average TiO2 selling prices and higher sales volumes.  We also expect our production volumes in 2021 to be slightly higher as compared to 2020 production volumes, in line with expected increased demand for our products.  The full extent of the COVID-19 impact on our operations will depend on numerous factors, including customer demand for our products, any future disruption in our operations or our suppliers’ operations and the timing and effectiveness of measures deployed to fight COVID-19, all of which are uncertain and cannot be predicted.  We will continue to monitor current and anticipated near-term customer demand throughout the year and further align our production and inventory levels accordingly.

We experienced increases in our feedstock costs in 2019 and during the first half of 2020 before the costs moderated in the second half of 2020.  We expect our feedstock costs to remain relatively consistent in 2021 as compared to the average 2020 costs.  To-date, the availability of raw materials has not been adversely impacted by the COVID-19 pandemic.

At the beginning of 2020, our average TiO2 selling prices were 1% lower than at the beginning of 2019 and average TiO2 selling prices decreased 3% during 2020.  Due to increasing customer demand experienced in the second half of 2020, we expect prices to rise slightly in 2021.

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

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2020, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

We believe the most critical accounting policies and estimates involving significant judgment primarily relate to long-lived assets, defined benefit pension plans and income taxes.

•

Long-lived assets – The net book value of our property and equipment totaled $524.6 million at December 31, 2020. We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators are present.  We did not evaluate any long-lived assets for impairment during 2020 because no such impairment indicators were present.

•

Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada.  See Note 10 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $26.6 million in 2018, $28.0 million in 2019 and $32.7 million in 2020.  The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes.  We made contributions to all of our plans which aggregated $17.1 million in 2018, $16.2 million in 2019 and $16.6 million in 2020.

Under defined benefit pension plan accounting, defined benefit pension plan expense, pension assets and accrued pension costs are each recognized based on certain actuarial assumptions.  These assumptions are principally the assumed discount rate, the assumed long-term rate of return on plan assets, the fair value of plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) on our Consolidated Balance Sheets.

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

At December 31, 2020, approximately 74%, 14%, 6% and 2% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2018 and expense in 2019	Obligations at December 31, 2019 and expense in 2020	Obligations at December 31, 2020 and expense in 2021
Germany	1.8%	1.0%	.7%
Canada	3.5%	3.0%	2.4%
Norway	2.5%	2.3%	1.7%
U.S.	4.1%	3.1%	2.2%

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

At December 31, 2020, approximately 59%, 23%, 11% and 3% of the plan assets related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

Our assumed long-term rates of return on plan assets for 2018, 2019 and 2020 were as follows:

	2018	2019	2020
Germany	2.0%	2.3%	1.0%
Canada	4.2%	4.0%	3.5%
Norway	4.0%	4.0%	4.0%
U.S.	7.5%	5.5%	4.5%

Our long-term rate of return on plan asset assumptions in 2021 used for purposes of determining our 2021 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 2.0%, 3.1%, 2.8% and 4.0%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2021, we expect our defined benefit pension expense will approximate $31 million in 2021.  In comparison, we expect to be required to contribute approximately $17 million to such plans during 2021.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2020, our aggregate projected benefit obligations would have increased by approximately $41 million at that date and our defined benefit pension expense would be expected to increase by approximately $2.2 million during 2021.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1.2 million during 2021.

•

Income taxes – We operate globally and the calculation of our provision for income taxes and our deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which we operate. Significant judgments and estimates are required in determining our consolidated provision for income taxes due to the global nature of our operations. Our provision for income taxes and deferred tax assets and liabilities reflect our best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

For example, at December 31, 2020 we have substantial net operating loss carryforwards in Germany (the equivalent of $531 million for German corporate tax purposes) and Belgium (the equivalent of $20 million for Belgian corporate tax purposes). At December 31, 2020, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.  In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our non-U.S. subsidiaries.  For example, during 2020, relative changes in currency exchange rates resulted in a $13.8 million increase in the reported amount of our cash, cash equivalents and restricted cash compared to a $2.3 million decrease in 2019 and a $14.4 million decrease in 2018.

Cash provided by operating activities was $102.5 million in 2020 compared to $160.3 million in 2019. This $57.8 million decrease in the amount of cash provided was primarily due to the net effect of the following:

•	lower income from operations in 2020 of $29.6 million,
•	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2020 of $45.8 million as compared to 2019,
•	lower cash paid for taxes in 2020 of $20.5 million due to decreased earnings in 2020, and
•	higher contributions to our TiO2 manufacturing joint venture in 2020 of $3.5 million.

Cash provided by operating activities was $160.3 million in 2019 compared to $188.5 million in 2018.  This $28.2 million decrease in the amount of cash provided was primarily due to the net effect of the following:

•	lower income from operations in 2019 of $184.3 million,
•	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2019 of $129.4 million as compared to 2018,
•	lower cash paid for taxes in 2019 of $32.1 million due to the net effects of decreased profits in 2019 and the timing of tax payments, and
•	net contributions of $9.3 million in 2019 compared to net distributions of $4.0 million in 2018 from our TiO2 manufacturing joint venture.

Changes in working capital are affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, decreased from December 31, 2019 to December 31, 2020, primarily due to relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2019 to December 31, 2020, primarily due to lower inventory volumes attributable to sales volumes outpacing production volumes in the fourth quarter of 2020, which was not the case in the fourth quarter of 2019.

For comparative purposes, we have provided prior year numbers below.

	December 31, 2018	December 31, 2019	December 31, 2020
Days sales outstanding	76 days	71 days	68 days
Days sales in inventory	113 days	83 days	74 days

Investing activities

Our capital expenditures were $62.8 million in 2020 compared to $55.1 million in 2019 and $56.3 million in 2018.  Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities.  Our capital expenditures during the past three years include an aggregate of $58.9 million (including $21.8 million in 2020) for our ongoing environmental protection and compliance programs.

During 2020, we had no loans or collections under our unsecured revolving demand promissory note with Valhi.  In 2019, we loaned $16.6 million and subsequently collected $16.6 million and in 2018, we loaned $2.6 million and collected $16.2 million under such facility.

In addition, we received $1.5 million and $2.6 million in 2020 and 2019, respectively, from an insurance settlement related to a property damage claim.

Financing activities

During 2020, we:

•	paid quarterly dividends of $.18 per share to stockholders aggregating $83.2 million, and
•	acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million.

During 2019, we:

•	paid quarterly dividends of $.18 per share to stockholders aggregating $83.4 million, and
•	acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million.

During 2018, we paid quarterly dividends of $.17 per share to stockholders aggregating $78.8 million.

In February 2021, our board of directors declared a first quarter 2021 regular quarterly dividend of $.18 per share, payable March 18, 2021 to stockholders of record as of March 9, 2021.

Outstanding debt obligations and borrowing availability

At December 31, 2020, our consolidated debt comprised:

•

€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($485.7 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and

•	approximately $1.7 million of other indebtedness.

Our North American and European revolvers and our Senior Secured Notes contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Our European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at December 31, 2020) are discussed in Note 8 to our Consolidated Financial Statements.  We are in compliance with all of our debt covenants at

December 31, 2020.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

In addition to the outstanding indebtedness indicated above, at December 31, 2020 we had $107.6 million available for borrowing under our North American revolving credit facility.  At December 31, 2020, based upon the last twelve months EBITDA and the net debt to EBITDA financial test for our European revolving credit facility, the full €90 million amount of the credit facility ($110.3 million) was available for borrowing.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.

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

Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2021) and our long-term obligations (defined as the five-year period ending December 31, 2025, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2020 we had:

	Held by
	U.S. entities	Non-U.S. entities	Total
	(In millions)
Cash and cash equivalents	$199.6	$155.7	$355.3
Current restricted cash	-	2.0	2.0
Noncurrent restricted cash	-	4.7	4.7
Noncurrent marketable securities	2.2	-	2.2

Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Stock repurchase program

At December 31, 2020, we have 1,563,519 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 13 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $85 million on capital expenditures during 2021, primarily to maintain and improve our existing facilities, including approximately $23 million in environmental compliance, protection and improvement programs which are primarily focused on increasing operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.  Capital spending for 2021 is expected to be funded through cash on hand or borrowing under existing credit facilities. It is possible we will delay planned capital projects based on market conditions.

Off-balance sheet financing

Neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Commitments and contingencies

See Notes 12 and 15 to our Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 7, 8, 14 and 15 to our Consolidated Financial Statements.  The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments.  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2020.

	Payment due date
Contractual commitment	2021	2022/ 2023	2024/ 2025	2026 and after	Total
	(In millions)
Indebtedness:
Principal (1)	$.7	$1.0	$490.4	$-	$492.1
Interest payments (2)	18.4	36.8	31.5	-	86.7
Operating leases	7.4	6.8	3.1	20.1	37.4
Long-term supply contracts for the purchase of TiO2 feedstock (3)	483.5	690.1	-	-	1,173.6
Long-term service and other supply contracts (4)	33.6	36.7	12.5	3.3	86.1
Fixed asset acquisitions	22.9	-	-	-	22.9
Estimated tax obligations (5)	24.3	17.1	33.5	-	74.9
	$590.8	$788.5	$571.0	$23.4	$1,973.7
(1)

At December 31, 2020, a significant portion of the amount shown for indebtedness relates to our 3.75% Senior Secured Notes due 2025 ($490.4 million at December 31, 2020 exclusive of $4.7 million unamortized debt issuance costs). Such indebtedness is denominated in the euro. See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the Consolidated Financial Statements.

(2)	The amounts shown for interest payments relate to outstanding fixed-rate indebtedness. Interest payments assume that fixed-rate indebtedness remains outstanding until maturity.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities of ore that we are required to purchase or specify a range of quantities within which we are required to purchase based on our feedstock requirements.  The pricing under these agreements is generally negotiated quarterly or semi-annually.  The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first half 2021 pricing.  The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts.  Our obligation for the purchase of TiO2 feedstock is more fully described in Note 15 to our Consolidated Financial Statements and above in “Business – Raw materials.”  The amounts shown in the table above include the feedstock requirements from contracts we entered into through January 2021.

(4)

The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2020 exchange rates.  See Note 15 to our Consolidated Financial Statements.

(5)

The amount shown for estimated tax obligations in 2021 is the consolidated amount of income taxes payable at December 31, 2020, including an amount related to the Transition Tax which is assumed to be paid during 2021. The amounts shown for estimated tax obligations in 2022 and thereafter relate to the Transition Tax which will be paid in the years indicated above.  See Note 12 to our Consolidated Financial Statements.

The above table does not reflect:

•

Any amounts we might pay to fund our defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  We expect to be required to contribute an aggregate of approximately $17 million to our defined benefit pension plans during 2021.  Such defined benefit pension plans are discussed above in greater detail and in Note 10 to our Consolidated Financial Statements.

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

Interest rates

At December 31, 2019 and 2020, our fixed-rate, euro-denominated Senior Secured Notes comprised the majority of our aggregate indebtedness.  The fixed-rate debt instrument minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2019 and 2020.   Information shown below for our euro-denominated Senior Secured Notes is presented in its U.S. dollar equivalent at December 31, 2019 and 2020 (net of unamortized debt issuance costs of $5.3 million and $4.7 million, respectively) using an exchange rate of U.S. $1.120 per euro and $1.226 per euro, respectively.  See Note 8 to our Consolidated Financial Statements.

	Indebtedness amount		Year-end
	Carrying amount	Fair value	interest rate	Maturity date
	(In millions)
December 31, 2020
Fixed-rate Senior Secured Notes	$485.7	$499.9	3.75%	2025
December 31, 2019
Fixed-rate Senior Secured Notes	$442.6	$457.0	3.75%	2025

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and to a lesser extent the United Kingdom pound sterling and the value of the euro relative to the Norwegian krone.

The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency and (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Also, we are subject to currency exchange rate risk associated with our Senior Secured Notes, as such indebtedness is denominated in the euro.  At December 31, 2019 and 2020, we had the equivalent of $447.9 million and $490.4 million, respectively, outstanding under our euro-denominated Senior Secured Notes (exclusive of unamortized debt issuance costs.)  The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at such dates would be approximately $45 million and $49 million, respectively.

Raw materials

We are exposed to market risk from changes in commodity prices relating to our raw materials.  As discussed in Item 1 we generally enter into long-term supply agreements for certain of our raw material requirements.  Many of our raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase.  Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers.  For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and James W. Brown, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which is included in this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE.  During 2020, our chief executive officer filed such annual certification with the NYSE.  The 2020 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2020 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2021 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2021 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2021 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2021 proxy statement.  See also Note 14 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2021 proxy statement.

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

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2020 will be furnished to the Commission upon request.

Item No.	Exhibit Index
3.1+

Restated First Amended and Restated Certificate of Incorporation of Kronos Worldwide, Inc., as amended on May 12, 2011 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-31763) filed on May 12, 2011.

3.2

Amended and Restated Bylaws of Kronos Worldwide, Inc. as of February 24, 2021 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-31763) filed with the U.S. Securities and Exchange Commission on February 24, 2021.

4.1	Description of the Registrant’s Capital Stock – incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-31763) for the year ended December 31, 2019.
10.1

Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. dated as of January 1, 2020 – incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-31763) for the year ended December 31, 2019.

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

Item No.	Exhibit Index
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

10.17**	Unsecured Revolving Demand Promissory Note dated December 31, 2020 in the principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.
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

21.1**	Subsidiaries.
23.1**	Consent of PricewaterhouseCoopers LLP.
31.1**	Certification.
31.2**	Certification.
32.1**	Certification.
101.INS**	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Robert D. Graham, March 10, 2021
(Vice Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 10, 2021	John E. Harper, March 10, 2021
(Chair of the Board (non-executive))	(Director)
/s/ Robert D. Graham	/s/ Meredith W. Mendes
Robert D. Graham, March 10, 2021	Meredith W. Mendes, March 10, 2021
(Vice Chairman, President and Chief Executive Officer)	(Director)
/s/ James W. Brown	/s/ Cecil H. Moore, Jr.
James W. Brown, March 10, 2021	Cecil H. Moore, Jr., March 10, 2021
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)
/s/ Tim C. Hafer	/s/ Thomas P. Stafford
Tim C. Hafer, March 10, 2021	Thomas P. Stafford, March 10, 2021
(Senior Vice President and Controller, Principal Accounting Officer)	(Director)
/s/ R. Gerald Turner
R. Gerald Turner, March 10, 2021
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kronos Worldwide, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kronos Worldwide, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As described in Note 12 to the consolidated financial statements, the Company recorded a provision for income taxes of $16.1 million and recorded noncurrent deferred tax asset and deferred tax liability amounts of $151.0 million and $24.6 million, respectively, for the year ended December 31, 2020. As disclosed by management, the Company operates globally and the calculation of the Company's provision for income taxes and its deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations.  The Company’s effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which the Company operates. Significant judgments and estimates are required by management in determining the consolidated provision for income taxes due to the global nature of the Company’s operations. The Company's provision for income taxes and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are the significant judgment by management when developing the estimate of current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to the recognition and measurement of deferred tax assets and liabilities and management's assessment of the estimated current and future taxes to be paid, including evaluating management’s interpretation of tax laws and regulations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including controls over the identification, completeness, and recognition of permanent and temporary differences within jurisdictions, the recognition and measurement of deferred tax assets and liabilities, the application of tax laws and regulations in the various jurisdictions in which the Company operates, the rate reconciliation and the provision to tax return reconciliation. These procedures also included, among others, (i) evaluating the provision for income taxes, including the accuracy of the underlying information used in the calculation by jurisdiction, as well as the reasonableness of management's judgments and estimates in the application of tax laws and regulations; (ii) testing the current and deferred income tax provision, including evaluating permanent and temporary differences within certain jurisdictions and management's assessment of the technical merits of the differences; (iii) performing procedures over the Company's rate reconciliation; and (iv) testing the reconciliation of the provision to the tax returns.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2021

We have served as the Company’s auditor since 1997.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2019	2020
Current assets:
Cash and cash equivalents	$390.8	$355.3
Restricted cash	1.5	2.0
Accounts and other receivables, net	302.5	319.5
Receivables from affiliates	6.9	3.5
Inventories, net	503.0	519.0
Prepaid expenses and other	15.0	19.0

Total current assets	1,219.7	1,218.3

Other assets:
Investment in TiO2 manufacturing joint venture	90.2	103.3
Restricted cash	-	4.7
Marketable securities	3.3	2.2
Operating lease right-of-use assets	29.0	26.1
Deferred income taxes	127.7	151.0
Other	5.3	6.5

Total other assets	255.5	293.8

Property and equipment:
Land	40.4	44.1
Buildings	211.4	233.9
Equipment	1,113.1	1,173.7
Mining properties	116.2	127.8
Construction in progress	54.9	56.1
	1,536.0	1,635.6
Less accumulated depreciation and amortization	1,045.4	1,111.0

Net property and equipment	490.6	524.6

Total assets	$1,965.8	$2,036.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2019	2020
Current liabilities:
Current maturities of long-term debt	$1.5	$.7
Accounts payable and accrued liabilities	237.7	215.9
Payables to affiliates	21.3	27.9
Income taxes	10.1	15.7

Total current liabilities	270.6	260.2

Noncurrent liabilities:
Long-term debt	444.0	486.7
Accrued pension costs	307.4	372.6
Payable to affiliate - income taxes	56.6	50.6
Operating lease liabilities	22.2	18.8
Deferred income taxes	20.7	24.6
Other	28.2	26.7

Total noncurrent liabilities	879.1	980.0

Stockholders' equity:
Common stock, $.01 par value; 240.0 shares authorized; 115.7 and 115.5 shares issued and outstanding	1.2	1.2
Additional paid-in capital	1,396.2	1,395.3
Retained deficit	(132.5)	(151.8)
Accumulated other comprehensive loss	(448.8)	(448.2)

Total stockholders' equity	816.1	796.5

Total liabilities and stockholders' equity	$1,965.8	$2,036.7

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years ended December 31,
	2018	2019	2020
Net sales	$1,661.9	$1,731.1	$1,638.8
Cost of sales	1,099.7	1,344.9	1,287.6

Gross margin	562.2	386.2	351.2

Selling, general and administrative expense	228.3	228.2	218.6
Other operating income (expense):
Currency transactions, net	10.1	2.0	(4.0)
Disposition of property and equipment	(.2)	(.2)	(.2)
Other income, net	.8	1.1	1.6
Corporate expense	(14.5)	(15.1)	(13.8)

Income from operations	330.1	145.8	116.2

Other income (expense):
Interest and dividend income	5.5	6.7	1.8
Insurance settlement gain	-	2.6	1.5
Marketable equity securities	(7.3)	(.1)	(1.1)
Other components of net periodic pension and OPEB cost	(15.0)	(15.2)	(19.4)
Interest expense	(19.5)	(18.7)	(19.0)

Income before income taxes	293.8	121.1	80.0

Income tax expense	88.8	34.0	16.1

Net income	$205.0	$87.1	$63.9

Net income per basic and diluted share	$1.77	$.75	$.55

Weighted average shares used in the calculation of net income per share	115.9	115.8	115.6

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2018	2019	2020
Net income	$205.0	$87.1	$63.9

Other comprehensive income (loss), net of tax:
Currency translation	(33.1)	(1.8)	13.4
Defined benefit pension plans	(7.2)	(22.2)	(12.3)
Other postretirement benefit plans	(.5)	(.5)	(.5)

Total other comprehensive income (loss), net	(40.8)	(24.5)	.6

Comprehensive income	$164.2	$62.6	$64.5
See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2018, 2019 and 2020

(In millions)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2017	$1.2	$1,399.0	$(267.2)	$(378.7)	$-	$754.3
Change in accounting principle - ASU 2016-01	-	-	4.8	(4.8)	-	-
Balance at January 1, 2018, as adjusted	1.2	1,399.0	(262.4)	(383.5)	-	754.3

Net income	-	-	205.0	-	-	205.0
Other comprehensive loss, net of tax	-	-	-	(40.8)	-	(40.8)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.68 per share	-	-	(78.8)	-	-	(78.8)

Balance at December 31, 2018	1.2	1,399.1	(136.2)	(424.3)	-	839.8

Net income	-	-	87.1	-	-	87.1
Other comprehensive loss, net of tax	-	-	-	(24.5)	-	(24.5)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.72 per share	-	-	(83.4)	-	-	(83.4)
Treasury stock acquired	-	-	-	-	(3.0)	(3.0)
Treasury stock retired	-	(3.0)	-	-	3.0	-

Balance at December 31, 2019	1.2	1,396.2	(132.5)	(448.8)	-	816.1

Net income	-	-	63.9	-	-	63.9
Other comprehensive income, net of tax	-	-	-	.6	-	.6
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.72 per share	-	-	(83.2)	-	-	(83.2)
Treasury stock acquired	-	-	-	-	(1.0)	(1.0)
Treasury stock retired	-	(1.0)	-	-	1.0	-

Balance at December 31, 2020	$1.2	$1,395.3	$(151.8)	$(448.2)	$-	$796.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2018	2019	2020
Cash flows from operating activities:
Net income	$205.0	$87.1	$63.9
Depreciation	49.7	48.1	58.1
Amortization of operating lease right-of-use assets	-	6.8	6.5
Deferred income taxes	27.3	6.5	(3.2)
Benefit plan expense greater than cash funding	8.4	11.1	15.7
Marketable equity securities	7.3	.1	1.1
Distributions from (contributions to) TiO2 manufacturing joint venture, net	4.0	(9.3)	(12.8)
Other, net	2.8	2.5	.9
Change in assets and liabilities:
Accounts and other receivables, net	8.7	(6.8)	(4.7)
Inventories, net	(135.5)	(7.1)	13.3
Prepaid expenses	(5.3)	.3	(3.0)
Accounts payable and accrued liabilities	16.4	24.6	(33.2)
Income taxes	(16.4)	(3.1)	6.6
Accounts with affiliates	15.4	(.7)	(4.3)
Other noncurrent assets	1.5	-	(4.6)
Other noncurrent liabilities	(.8)	.2	2.2

Net cash provided by operating activities	188.5	160.3	102.5

Cash flows from investing activities:
Capital expenditures	(56.3)	(55.1)	(62.8)
Loan to Valhi:
Loans	(2.6)	(16.6)	-
Collections	16.2	16.6	-
Proceeds from insurance settlement	-	2.6	1.5

Net cash used in investing activities	(42.7)	(52.5)	(61.3)

Cash flows from financing activities:
Payments on long-term debt	(1.5)	(1.5)	(1.1)
Deferred financing fees	(.1)	-	-
Dividends paid	(78.8)	(83.4)	(83.2)
Treasury stock acquired	-	(3.0)	(1.0)

Net cash used in financing activities	(80.4)	(87.9)	(85.3)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2018	2019	2020
Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$65.4	$19.9	$(44.1)
Effect of currency exchange rate changes on cash	(14.4)	(2.3)	13.8

Net change for the year	51.0	17.6	(30.3)

Balance at beginning of year	323.7	374.7	392.3

Balance at end of year	$374.7	$392.3	$362.0

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$18.5	$17.4	$18.0
Income taxes	67.9	35.8	15.3
Accrual for capital expenditures	6.3	9.1	5.8

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 – Summary of significant accounting policies:

Organization and basis of presentation – At December 31, 2020, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock.  Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock.  A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”).  With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons.  Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee.  Consequently, at December 31, 2020, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Our results of operations in 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, specifically through reduced demand for many of our products resulting from the rapid contraction of vast areas of the global economy. The extent of the impact of the COVID-19 pandemic on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

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

Restricted cash – We classify cash that has been segregated or is otherwise limited in use as restricted.  Such restrictions or limitations relate primarily to financial assurance for landfill closure obligations at our Belgium facility and certain Norwegian payroll tax and employee benefit obligations.  To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability.  To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset.  Restricted cash classified as a current asset and restricted cash classified as a noncurrent asset are presented separately on our Consolidated Balance Sheets.

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

We classify all of our marketable securities as available-for-sale.  Unrealized gains or losses on the securities are recognized in Other income (expense) - Marketable equity securities on our Consolidated Statements of Income.  We base realized gains and losses upon the specific identification of the securities sold.

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

We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception.  All of our leases are classified as operating leases.  Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities on our Consolidated

Balance Sheets.  See Note 9.  As permitted by ASC Topic 842, Leases, we elected the practical expedients related to nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, are treated as a lease component and considered part of minimum lease rental payments), and short-term leases (in which leases with an original maturity of 12 months or less are excluded from the recognition requirements of ASC 842).

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

Our leases generally do not include termination or purchase options.  Certain of our leases include an option to renew the lease after expiration of the initial lease term, but we have not included such renewal periods in our lease term because it is not reasonably certain that we would exercise the renewal option.  Our leases generally have fixed lease payments, with no contingent or incentive payments.  Certain of our leases include variable lease payments that depend on a specified index or rate.  Our lease agreements do not contain any residual value guarantees.

Property and equipment and depreciation – We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $.8 million in 2018, $.6 million in 2019 and $.5 million in 2020.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 15.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We received net refunds of income taxes from Valhi of $1.9 million in 2018 and made net payments of income taxes to Valhi of $10.7 million and $6.6 million in 2019 and 2020, respectively.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested.  At December 31, 2020, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our investments in our non-U.S. subsidiaries, other than post-1986 undistributed earnings of our European subsidiaries and all undistributed earnings of our Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act), and the U.S. taxation of such investments in the states in which we operate.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

The 2017 Tax Act imposed a tax on global intangible low-tax income (GILTI).  We record GILTI tax as a current-period expense when incurred under the period cost method.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e. other comprehensive income).   Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax (benefit) remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income.  As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income.  For accumulated other comprehensive income related to currency translation, this would occur only upon the sale or complete liquidation of one of our non-U.S. subsidiaries.  For defined pension benefit plans and OPEB plans, this would occur whenever one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan.

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

Net sales – Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms.  In accordance with Revenues from Contracts with Customers, (ASC 606), we record revenue when we satisfy our performance obligation to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery) that are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized. Sales arrangements with consignment customers occur when our product is shipped to a consignment customer location but we maintain control until the product is used in the customer’s manufacturing process.  In these instances, we recognize sales when the consignment customer uses our product, as control of our product has not passed to the customer until that time and all other revenue recognition criteria have been satisfied.

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

ASC 606 requires a disaggregation of our sales into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  We have determined such disaggregation of our sales is the same as the disclosure of our sales by place of manufacture (point of origin) and to the location of the customer (point of destination).  See Note 2.

Selling, general and administrative expense; shipping and handling costs – Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $105 million in 2018, $111 million in 2019 and $112 million in 2020. We expense research and development costs as incurred, and these costs were $16 million in 2018, $17 million in 2019 and $16 million in 2020.   We expense advertising costs as incurred and these costs were not material in any year presented.

Note 2 – Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (TiO2).  TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics.  At December 31, 2019 and 2020, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $313 million and $319 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net sales - point of origin:
United States	$839.4	$998.5	$978.8
Germany	886.1	883.6	836.0
Canada	307.2	328.7	319.5
Belgium	272.2	270.7	249.5
Norway	209.6	192.2	211.8
Eliminations	(852.6)	(942.6)	(956.8)
Total	$1,661.9	$1,731.1	$1,638.8

Net sales - point of destination:
Europe	$817.2	$823.5	$783.2
North America	542.0	575.6	569.3
Other	302.7	332.0	286.3
Total	$1,661.9	$1,731.1	$1,638.8

	December 31,
	2019	2020
	(In millions)
Identifiable assets - net property and equipment:
Germany	$221.9	$228.2
Belgium	95.3	107.3
Norway	86.3	86.7
Canada	72.3	87.9
Other	14.8	14.5
Total	$490.6	$524.6

Note 3 – Accounts and other receivables, net:

	December 31,
	2019	2020
	(In millions)
Trade receivables	$270.5	$294.8
Recoverable VAT and other receivables	25.4	21.3
Refundable income taxes	7.7	5.3
Allowance for doubtful accounts	(1.1)	(1.9)
Total	$302.5	$319.5

Note 4 – Inventories, net:

	December 31,
	2019	2020
	(In millions)
Raw materials	$124.4	$133.2
Work in process	39.0	36.8
Finished products	269.9	269.2
Supplies	69.7	79.8
Total	$503.0	$519.0

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

	Years ended December 31,
	2018	2019	2020
	(In millions)
Distributions from LPC	$34.3	$40.6	$32.7
Contributions to LPC	(30.3)	(49.9)	(45.5)
Net distributions (contributions)	$4.0	$(9.3)	$(12.8)

Summary balance sheets of LPC are shown below:

	December 31,
	2019	2020
	(In millions)
ASSETS
Current assets	$94.6	$105.8
Property and equipment, net	121.3	134.1
Total assets	$215.9	$239.9

LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$32.8	$30.6
Partners' equity	183.1	209.3
Total liabilities and partners' equity	$215.9	$239.9

Summary income statements of LPC are shown below:

	Years ended December 31,
	2018	2019	2020
	(In millions)
Revenues and other income:
Kronos	$165.9	$176.2	$167.8
Venator Investments	167.0	177.0	168.3
Total revenues and other income	332.9	353.2	336.1

Cost and expenses:
Cost of sales	332.5	352.8	335.7
General and administrative	.4	.4	.4
Total costs and expenses	332.9	353.2	336.1
Net income	$-	$-	$-

We have certain related party transactions with LPC, as more fully described in Note 14.

Note 6 – Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of related parties: Valhi, NL and CompX International Inc.  NL owns the majority of CompX’s outstanding common stock.  All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security and represent a Level 1 input within the fair value hierarchy.  Unrealized gains or losses on the securities are recognized in Other income (expense) - Marketable equity securities on our Consolidated Statements of Income.

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized loss
		(In millions)
December 31, 2019:
Valhi common stock	1	$3.2	$3.2	$-
NL and CompX common stocks	1.1		.1	-
Total		$3.3	$3.3	$-

December 31, 2020:
Valhi common stock	1	$2.1	$3.2	$(1.1)
NL and CompX common stocks	1.1		.1	-
Total		$2.2	$3.3	$(1.1)

At December 31, 2019 and 2020, we held approximately 144,000 shares of Valhi’s common stock.  The per share quoted market price of Valhi’s common stock was $22.44 and $15.20, at December 31, 2019 and 2020, respectively.  Valhi implemented a reverse split of its common stock at a ratio of 1-for-12 effective on June 1, 2020. We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to June 2020 to give effect to the reverse stock split.  The reverse stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.  We also held a nominal number of shares of CompX and NL common stocks.

The Valhi, CompX and NL common stocks we own are subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7 – Leases:

We enter into various operating leases for manufacturing facilities, land and equipment.  Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities on our Consolidated Balance Sheets.  See Note 9.  Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  The Leverkusen facility itself, which we own and which represents approximately one-third of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.

During 2019 and 2020, our operating lease expense approximated $8.2 million and $7.6 million, respectively (which amounts approximate the amount of cash paid during each year for our operating leases included in the determination of our cash flows from operating activities).  During 2019 and 2020, variable lease expense and short-term lease expense were not material.  During 2019 and 2020, we entered into new operating leases which resulted in the recognition of $1.6 million and $2.5 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheets.  At December 31, 2019 and 2020, the weighted average remaining lease term of our operating leases was approximately 14 years and 15 years, respectively, and the weighted average discount rate associated with such leases was approximately 4.6% and 4.8%, respectively.  Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2020, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2021	$7.4
2022	4.1
2023	2.7
2024	1.8
2025	1.3
2026 and thereafter	20.1
Total remaining lease payments	37.4
Less imputed interest	11.9
Total lease obligations	25.5
Less current obligations	6.7
Long term lease obligations	$18.8

With respect to our land lease associated with our Leverkusen facility, we periodically establish the amount of rent for such land lease by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  As such, we will account for any change in the rent associated with such lease as a lease modification.  Of the $25.5 million total lease obligations at December 31, 2020, $7.6 million relates to our Leverkusen facility land lease.

At December 31, 2020, we have no significant lease commitments that have not yet commenced.

Prior to adoption of ASC 842, net rent expense approximated $15 million in 2018.

Note 8 – Long-term debt:

	December 31,
	2019	2020
	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$442.6	$485.7
Other	2.9	1.7
Total debt	445.5	487.4
Less current maturities	1.5	.7
Total long-term debt	$444.0	$486.7

Senior Notes – On September 13, 2017, Kronos International, Inc. (KII), our wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (Senior Notes), at par value ($477.6 million when issued).  The Senior Notes:

•	bear interest at 3.75% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on March 15, 2018;
•	have a maturity date of September 15, 2025. Prior to September 15, 2020, we had an option to redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium (as defined in the indenture governing the Senior Notes) but we did not elect the option. On or after September 15, 2020, we may redeem the Senior Notes at redemption prices ranging from 102.813% of the principal amount, declining to 100% on or after September 15, 2023. In addition, on or before September 15, 2020, we had an option to redeem up to 40% of the Senior Notes with the net proceeds of certain public or private equity offerings at 103.75% of the principal amount but we did not elect this option. If we experience certain specified change of control events, we would be required to make an offer to purchase the Senior Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of the Senior Notes at par value in the event that we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period;
•	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of our direct and indirect domestic, wholly-owned subsidiaries;
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

The carrying value of the Senior Notes at December 31, 2020 is stated net of unamortized debt issuance costs of $4.7 million (December 31, 2019 - $5.3 million).

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

We had no borrowings or repayments under this facility in 2019 and 2020. At December 31, 2020, there were no outstanding borrowings under this facility and we had $107.6 million available for borrowing under this revolving facility.

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

We had no borrowings or repayments under this facility during 2019 and 2020 and at December 31, 2020, there were no outstanding borrowings under this facility.  Our European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before interest, income tax, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of December 31, 2020 and the net debt to EBITDA financial test, the full €90 million amount of this facility ($110.3 million) was available for borrowing at December 31, 2020.

Aggregate maturities and other – Aggregate maturities of debt at December 31, 2020 are presented in the table below.

Years ending December 31,	Amount
(In millions)
2021	$.7
2022	.7
2023	.3
2024	-
2025	490.4
2026 and thereafter	-
Gross maturities	492.1
Less debt issuance costs	4.7
Total	$487.4

We are in compliance with all of our debt covenants at December 31, 2020.

Note 9 – Accounts payable and accrued liabilities:

	December 31,
	2019	2020
	(In millions)
Accounts payable	$137.2	$111.0
Accrued sales discounts and rebates	32.4	29.1
Employee benefits	21.1	27.8
Operating lease liabilities	6.2	6.7
Other	40.8	41.3
Total	$237.7	$215.9

Note 10 – Defined contribution and defined benefit retirement plans:

Defined contribution plans – We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense approximated $3.3 million in 2018, $3.1 million in 2019 and $3.4 million in 2020.

Defined benefit pension plans – We sponsor various defined benefit pension plans.  Certain non-U.S. employees are covered by plans in their respective countries.  Our U.S. plan was closed to new participants in 1996, and existing participants no longer accrue any additional benefits after that date.  The benefits under all of our defined benefit pension plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate. We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets.  Changes in the funded status of these plans are recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2021.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:
Years ending December 31,	Amount
(In millions)
2021	$23.5
2022	24.9
2023	24.7
2024	26.7
2025	26.8
Next 5 years	159.5

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2019	2020
	(In millions)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$658.7	$738.2
Service cost	12.8	13.3
Interest cost	13.3	10.0
Participant contributions	1.6	1.8
Actuarial losses	81.5	46.6
Settlements	(1.0)	-
Change in currency exchange rates	(7.2)	58.6
Benefits paid	(21.5)	(21.8)
Benefit obligations at end of the year	738.2	846.7

Change in plan assets:
Fair value of plan assets at beginning of the year	400.3	437.5
Actual return on plan assets	45.1	18.7
Employer contributions	15.3	16.0
Participant contributions	1.6	1.8
Settlements	(1.0)	-
Change in currency exchange rates	(2.3)	29.6
Benefits paid	(21.5)	(21.8)
Fair value of plan assets at end of year	437.5	481.8
Funded status	$(300.7)	$(364.9)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$3.1	$4.5
Noncurrent accrued pension costs	(303.8)	(369.4)
Total	$(300.7)	$(364.9)

Amounts recognized in accumulated other comprehensive loss:
Actuarial losses	$285.3	$304.5
Prior service cost	1.0	.8
Total	$286.3	$305.3

Accumulated benefit obligations (ABO)	$712.2	$819.7

The total net underfunded status of our non-U.S. defined benefit pension plans increased from $300.7 million at December 31, 2019 to $364.9 million at December 31, 2020 due to the change in our PBO during 2020 exceeding the change in plan assets during 2020.  The increase in our PBO in 2020 was primarily attributable to actuarial losses due to the decrease in discount rates from year end 2019 and unfavorable currency fluctuations resulting primarily from the weakening of the U.S. dollar relative to the euro.  The increase in our plan assets in 2020 was primarily attributable to net plan asset returns in 2020, employer contributions and favorable currency fluctuations resulting primarily from the weakening of the U.S. dollar relative to the euro.

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below.  The amounts shown below for the amortization of prior service cost and recognized actuarial losses for 2018, 2019 and 2020 were recognized as components of our accumulated other comprehensive loss at December 31, 2017, 2018 and 2019, respectively, net of deferred income taxes.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net periodic pension cost (income):
Service cost benefits	$11.6	$12.8	$13.3
Interest cost on PBO	13.5	13.3	10.0
Expected return on plan assets	(12.0)	(11.7)	(8.7)
Recognized actuarial losses	13.1	12.8	17.3
Amortization of prior service cost	.2	.2	.2
Total	$26.4	$27.4	$32.1

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2019	2020
	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$685.4	$790.9
ABO	663.3	768.1
Fair value of plan assets	381.7	421.5

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2019 and 2020 are presented in the table below.

	December 31,
Rate	2019	2020
Discount rate	1.4%	1.0%
Increase in future compensation levels	2.6%	2.6%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2018, 2019 and 2020 are presented in the table below.

	Years ended December 31,
Rate	2018	2019	2020
Discount rate	2.1%	2.1%	1.4%
Increase in future compensation levels	2.6%	2.6%	2.6%
Long-term return on plan assets	2.9%	2.9%	2.0%

 Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	December 31,
	2019	2020
	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$16.9	$18.3
Interest cost	.7	.6
Actuarial losses	1.8	1.6
Benefits paid	(1.1)	(1.1)
Benefit obligations at end of the year	18.3	19.4

Change in plan assets:
Fair value of plan assets at beginning of the year	13.1	14.6
Actual return on plan assets	1.7	2.0
Employer contributions	.9	.6
Benefits paid	(1.1)	(1.1)
Fair value of plan assets at end of year	14.6	16.1
Funded status	$(3.7)	$(3.3)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$(.1)	$(.1)
Noncurrent	(3.6)	(3.2)
Total	$(3.7)	$(3.3)

Amounts recognized in accumulated other comprehensive loss - actuarial losses	$11.3	$10.9

ABO	$18.3	$19.4

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below.  The amounts shown below for recognized actuarial losses for 2018, 2019 and 2020 were recognized as components of our accumulated other comprehensive loss at December 31, 2017, 2018 and 2019 respectively, net of deferred income taxes.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net periodic pension cost (income):
Interest cost on PBO	$.6	$.7	$.6
Expected return on plan assets	(1.0)	(.7)	(.6)
Recognized actuarial losses	.6	.6	.6
Total	$.2	$.6	$.6

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2019 and 2020 are 3.1% and 2.2%, respectively.  The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2018, 2019 and 2020 are presented in the table below.  The impact of assumed increases in future compensation levels also does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

	Years ended December 31,
Rate	2018	2019	2020
Discount rate	3.5%	4.1%	3.1%
Long-term return on plan assets	7.5%	5.5%	4.5%

 Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the tables above for actuarial losses and prior service cost at December 31, 2019 and 2020 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive loss at December 2019 and 2020.

The table below details the changes in our consolidated other comprehensive income (loss) during 2018, 2019 and 2020.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial losses	$(24.3)	$(48.5)	$(36.8)
Amortization of unrecognized:
Net actuarial losses	13.7	13.4	17.9
Prior service cost	.2	.2	.2
Total	$(10.4)	$(34.9)	$(18.7)

Prior to 2018, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates, including us.  For 2018, the long-term rate of return assumption for our U.S. plan assets was 7.5%, based on the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries.  During 2018, Contran and the other employer-sponsors (including us) implemented a restructuring of the CMRT, in which a substantial part of each plan’s units in the CMRT were redeemed in exchange for a pro-rata portion of a substantial part of the CMRT’s investments.  Following such restructuring, the plans held directly in the aggregate the investments previously held directly by the CMRT which had been exchanged for CMRT units as part of the restructuring.  Certain investments held directly by the CMRT that were not part of such restructuring remained investments of the CMRT at December 31, 2018.  During 2019, the remaining investments of the CMRT allocable to our U.S. plan were transferred and are held as direct investments of our U.S. plan at December 31, 2019 and December 31, 2020.  Such restructuring was implemented in part so each plan could more easily align the composition of its plan asset portfolio with the plan’s benefit obligations.

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

•

In Norway, we currently have a plan asset target allocation of 15% to equity securities, 62% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 5%, 3%, 4% and 7%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 14% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

•

In the U.S. we currently have a plan asset target allocation of 38% to equity securities, 54% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 9%, 3% and 2%, respectively (before plan administrative expenses).   The majority of U.S. plan assets are Level 1 inputs because they are traded in active markets and approximately 34% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy.

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

The composition of our pension plan assets by asset category and fair value level at December 31, 2019 and 2020 is shown in the tables below.

	Fair Value Measurements at December 31, 2019
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
	(In millions)
Germany	$264.5	$-	$-	$264.5	$-
Canada:
Local currency equities	8.3	8.3	-	-	-
Non local currency equities	16.3	16.3	-	-	-
Local currency fixed income	80.9	80.9	-	-	-
Cash and other	.6	.6	-	-	-
Norway:
Local currency equities	1.6	1.6	-	-	-
Non local currency equities	4.2	4.2	-	-	-
Local currency fixed income	22.8	14.1	8.7	-	-
Non local currency fixed income	8.3	8.3	-	-	-
Real estate	6.6	-	-	6.6	-
Cash and other	8.2	7.4	-	.8	-
U.S.:
Equities	5.8	1.6	-	.2	4.0
Fixed income	7.0	7.0	-	-	-
Cash and other	1.8	1.4	-	-	.4
Other	15.2	4.2	-	11.0	-
Total	$452.1	$155.9	$8.7	$283.1	$4.4

	Fair Value Measurements at December 31, 2020
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
	(In millions)
Germany	$292.5	$-	$-	$292.5	$-
Canada:
Local currency equities	.2	.2	-	-	-
Non local currency equities	26.6	26.6	-	-	-
Local currency fixed income	87.3	87.3	-	-	-
Cash and other	.9	.9	-	-	-
Norway:
Local currency equities	3.2	3.2	-	-	-
Non local currency equities	6.3	6.3	-	-	-
Local currency fixed income	26.4	16.3	10.1	-	-
Non local currency fixed income	7.7	7.7	-	-	-
Real estate	7.1	-	-	7.1	-
Cash and other	5.5	4.8	-	.7	-
U.S.:
Equities	6.3	.9	-	.2	5.2
Fixed income	8.1	8.1	-	-	-
Cash and other	1.7	1.3	-	-	.4
Other	18.1	4.3	-	13.8	-
Total	$497.9	$167.9	$10.1	$314.3	$5.6

A rollforward of the change in fair value of Level 3 assets follows.

	December 31,
	2019	2020
	(In millions)
Fair value at beginning of year	$258.0	$283.1
Gain on assets held at end of year	30.2	4.2
Gain on assets sold during the year	.1	-
Assets purchased	16.0	14.4
Assets sold	(14.9)	(14.1)
Currency exchange rate fluctuations	(6.3)	26.7
Fair value at end of year	$283.1	$314.3

Note 11 – Other noncurrent liabilities:

	December 31,
	2019	2020
	(In millions)
Accrued postretirement benefits	$8.0	$8.7
Employee benefits	6.0	6.2
Other	14.2	11.8
Total	$28.2	$26.7

We recorded an immaterial out-of-period adjustment of $3.9 million ($2.9 million net of income taxes) in the fourth quarter of 2020 to correct the overstatement of a noncurrent liability related to water control and monitoring activities.

Note 12 – Income taxes:

	Years ended December 31,
	2018	2019	2020
	(In millions)
Pre-tax income:
U.S.	$32.8	$37.9	$20.9
Non-U.S.	261.0	83.2	59.1
Total	$293.8	$121.1	$80.0

Expected tax expense, at U.S. federal statutory income tax rate of 21%	$61.7	$25.4	$16.8
Non-U.S. tax rates	21.0	5.4	.7
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	1.3	(4.3)	(5.5)
Valuation allowance	-	.7	.8
Transition Tax	(1.7)	-	-
Global intangible low-tax income, net	3.7	2.4	2.7
Tax rate changes	(.2)	5.5	(.3)
Canada - Germany APA	(1.4)	-	-
Refund of prior tax payments, net	-	(2.1)	(.1)
Adjustment to the reserve for uncertain tax positions, net	2.1	.7	.1
Nondeductible expenses	1.6	1.4	.9
U.S. state income taxes and other, net	.7	(1.1)	-
Income tax expense	$88.8	$34.0	$16.1

Components of income tax expense:
Current payable:
U.S. federal and state	$12.0	$5.5	$4.8
Non-U.S.	51.1	21.9	14.9
	63.1	27.4	19.7

Noncurrent payable - U.S. federal	(1.6)	-	-

Deferred income taxes (benefit):
U.S. federal and state	(1.8)	.8	(2.6)
Non-U.S.	29.1	5.8	(1.0)
	27.3	6.6	(3.6)
Income tax expense	$88.8	$34.0	$16.1

Comprehensive provision for income taxes allocable to:
Net income	$88.8	$34.0	$16.1
Other comprehensive income (loss):
Pension plans	(3.6)	(13.7)	(6.0)
OPEB plans	(.2)	(.2)	(.2)
Total	$85.0	$20.1	$9.9

The amount shown in the preceding table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate.  The amount shown on such table for incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current-year earnings of all of our non-U.S. subsidiaries and (ii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

The components of our net deferred income taxes at December 31, 2019 and 2020 are summarized in the following table.

	December 31,
	2019		2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$3.5	$-	$1.7	$-
Property and equipment	-	(51.6)	-	(58.4)
Lease assets (liabilities)	5.9	(6.1)	6.4	(6.5)
Accrued OPEB costs	2.2	-	2.4	-
Accrued pension costs	79.8	-	100.0	-
Other accrued liabilities and deductible differences	9.3	-	11.7	-
Other taxable differences	-	(1.7)	-	(1.4)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(10.8)	-	(12.0)
Tax loss and tax credit carryforwards	80.0	-	86.9	-
Valuation allowance	(3.5)	-	(4.4)	-
Adjusted gross deferred tax assets (liabilities)	177.2	(70.2)	204.7	(78.3)
Netting by tax jurisdiction	(49.5)	49.5	(53.7)	53.7
Net noncurrent deferred tax asset (liability)	$127.7	$(20.7)	$151.0	$(24.6)

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $531 million for German corporate tax purposes at December 31, 2020) and in Belgium (the equivalent of $20 million for Belgian corporate tax purposes at December 31, 2020).  At December 31, 2020, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017 based on information available at that date.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), we recognized a provisional income tax benefit of $1.7 million which amount is recorded as a measurement-period adjustment, reducing the provisional income tax expense recognized in the fourth quarter of 2017.  We elected to pay such tax over an eight year period beginning in 2018.  At December 31, 2020, the balance of our unpaid Transition Tax is $56.6 million, which will be paid in annual installments over the remainder of the eight year period.  Of such $56.6 million, $50.6 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability on our Consolidated Balance Sheet at December 31, 2020, and $6.0 million is included with our current payable to affiliate (income taxes payable to Valhi) classified as a current liability (a portion of our noncurrent income tax payable to affiliate was reclassified to our current payable to affiliate for the portion of our 2020 Transition Tax installment due within the next twelve months).

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

As a result of prior audits in certain jurisdictions, which are now settled, in 2008 we filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements. During the first quarter of 2018, our German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany effective for tax years 2005 - 2017.  In the first quarter of 2018, we recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between our German and Canadian subsidiaries.

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property.  The modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases our allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019 and we have considered such modifications in our 2020 provision for income taxes.  We have determined other provisions of the CARES Act did not have a material impact on our provision for income taxes in 2020.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2018, 2019 and 2020 was not material and at December 31, 2019 and 2020, we had no accrual for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties discussed above) during 2018, 2019 and 2020:

	Years ended December 31,
	2018	2019	2020
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$2.1	$4.1	$3.9
Net increase (decrease):
Tax positions taken in prior periods	1.4	(.8)	(.3)
Tax positions taken in current period	.7	.7	.6
Lapse due to applicable statute of limitations	-	-	(.5)
Change in currency exchange rates	(.1)	(.1)	.4
Unrecognized tax benefits at end of year	$4.1	$3.9	$4.1

At December 31, 2020, all of our uncertain tax benefits are classified as a component of our noncurrent deferred tax asset. If our uncertain tax position at December 31, 2020 was recognized, a benefit of $4.1 million would affect our effective income tax rate.  We currently estimate that our unrecognized tax benefits will decrease by approximately $.7 million during the next twelve months due to the expiration of certain statutes of limitations.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway.  Our U.S. income tax returns prior to 2017 are generally considered closed to examination by applicable tax authorities.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2016 for Germany, 2017 for Belgium, 2015 for Canada and 2011 for Norway.

Note 13 – Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2018, our board of directors adopted a plan that provides for the award of stock to our board of directors, up to a maximum of 200,000 shares.  We awarded 5,600 shares in 2018, 9,000 shares in 2019 and 13,500 shares in 2020 under this plan.  At December 31, 2020, 127,400 shares are available for awards.

Stock repurchase program – Prior to 2018, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We use cash on hand or other sources of liquidity to acquire the shares.  Repurchased shares are added to our treasury and subsequently cancelled upon approval of the board of directors.  We did not make any purchases under the program in 2018.  In 2019, we acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million and subsequently cancelled all of such shares. In 2020, we acquired 122,489 shares of common stock in market transactions for an aggregate purchase price of $1.0 million and subsequently cancelled all of such shares.  At December 31, 2020, 1,563,519 shares are available for repurchase under this stock repurchase program.

Accumulated other comprehensive loss – Changes in accumulated other comprehensive loss for 2018, 2019 and 2020 are presented in the table below.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of year	$(211.9)	$(245.0)	$(246.8)
Other comprehensive income (loss)	(33.1)	(1.8)	13.4
Balance at end of year	$(245.0)	$(246.8)	$(233.4)

Defined benefit pension plans:
Balance at beginning of year	$(172.8)	$(180.0)	$(202.2)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	10.4	9.5	13.4
Net actuarial loss arising during year	(17.6)	(31.7)	(25.7)
Balance at end of year	$(180.0)	$(202.2)	$(214.5)

OPEB plans:
Balance at beginning of year	$1.2	$.7	$.2
Other comprehensive income (loss):
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.3)	(.3)	(.2)
Net actuarial loss arising during year	(.2)	(.2)	(.3)
Balance at end of year	$.7	$.2	$(.3)

Marketable securities:
Balance at beginning of year	$4.8	$-	$-
Change in accounting principle	(4.8)	-	-
Balance at beginning of period, as adjusted	-	-	-
Other comprehensive income -
Unrealized gains arising during the year	-	-	-
Balance at end of year	$-	$-	$-

Total accumulated other comprehensive loss:
Balance at beginning of year	$(378.7)	$(424.3)	$(448.8)
Change in accounting principle	(4.8)	-	-
Balance at beginning of period, as adjusted	(383.5)	(424.3)	(448.8)
Other comprehensive income (loss)	(40.8)	(24.5)	.6
Balance at end of year	$(424.3)	$(448.8)	$(448.2)

See Note 6 for further discussion on our marketable securities, Note 10 for amounts related to our defined benefit pension plans and Note 11 for our OPEB plans.

Note 14 – Related party transactions:

We may be deemed to be controlled by Ms. Simmons and the Family Trust.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with such individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2019	2020
	(In millions)
Current receivables from affiliates:
LPC	$4.7	$-
Other	2.2	3.5
	$6.9	$3.5

Current payables to affiliates:
LPC	$16.4	$19.3
Income taxes payable to Valhi	4.9	8.6
	$21.3	$27.9

Noncurrent payable to affiliate -
Income taxes payable to Valhi (See Note 12)	$56.6	$50.6

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock.  See Note 5.  Purchases of TiO2 from LPC were $165.9 million in 2018, $176.2 million in 2019 and $167.8 million in 2020.  Sales of feedstock to LPC were $66.9 million in 2018, $84.1 million in 2019 and $84.2 million in 2020.

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

In this regard, prior to 2018 we entered into an unsecured revolving demand promissory note with Valhi whereby, as amended, we agreed to loan Valhi up to $60 million.  At December 31, 2020, we amended the promissory note and reduced the loan amount to $40 million.  Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2022. Loans made to Valhi at any time are at our discretion.  At December 31, 2019 and December 31, 2020, we had no outstanding loans to Valhi under this promissory note.

Interest income (including unused commitment fees) on our loan to Valhi was $.3 million in 2018, $.5 million in 2019 and $.3 million in 2020.

Under the terms of various intercorporate services agreements (ISAs) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate fees annually and agreements renew quarterly.  The net ISA fee charged to us by Contran is included in selling, general and administrative expense and corporate expense and was $21.1 million in 2018, $22.8 million in 2019 and $23.3 million in 2020.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company, a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(excellent) for substantially all of the risks it underwrites.  EWI RE, Inc., a subsidiary of Valhi, brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants prior to NL’s sale of EWI’s insurance and risk management business to a third party in November 2019. Consistent with insurance industry practices, Tall Pines receives commissions from reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites, and prior to November 2019 EWI received commissions from insurance and reinsurance underwriters for the policies that it brokered.  The aggregate amounts we paid under the group insurance program were $10.4 million in 2018 and $12.5 million through the date of the sale in 2019.  These amounts principally represent insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers.  Following the sale of EWI’s insurance and risk management business, Contran engaged the third-party insurance broker that purchased the business to provide many of the services previously provided by EWI, and we continue to utilize Tall Pines to underwrite certain insurance risks.  During 2020, we and our joint venture paid $19.1 million under the group insurance program, which amount principally represents insurance premiums, including $14.8 million for policies written by Tall Pines.  Amounts paid under the group insurance program also include payments to insurers or reinsurers (which prior to the sale were made through EWI) for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect these relationships will continue in 2021.

With respect to certain of such jointly-owned policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, and in the event that the available coverage under a particular policy would become exhausted by one or more claims, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss arising because the available coverage had been exhausted by one or more claims will be shared ratably by those entities that had submitted claims under the relevant policy.  We believe the benefits, in the form of reduced premiums and broader coverage associated with the group coverage for such policies, justifies the risk associated with the potential for any uninsured loss.

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established.  Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services.  The program apportions its costs among the participating companies.  We paid Contran $.1 million in 2018, $.2 million in 2019 and $.3 million in 2020 for such services.  Under the terms of a sublease agreement between Contran and us, we lease certain office space from Contran.  We paid Contran $.1 million in 2019 and $.4 million in 2020 for such rent and related ancillary services.  We expect that these relationships with Contran will continue in 2021.

Note 15 – Commitments and contingencies:

Environmental matters – Our operations are governed by various environmental laws and regulations.  Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance and overall sustainability.  We update our Kronos Sustainability Report biennially, which highlights our focus on sustainability of our manufacturing operations, as well as our environmental, social and governance strategy.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all of our manufacturing facilities are in substantial compliance with applicable environmental laws.

Litigation matters – We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any).  Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote.  We have not accrued any amounts for litigation matters because it is not reasonably possible we have incurred a loss that would be material to our consolidated financial statements, results of operations or liquidity.

Concentrations of credit risk – Sales of TiO2 accounted for 94% of our net sales in 2018 and 2019 and 93% in 2020. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to approximately 4,000 customers, with the top ten customers approximating 33% of net sales in 2018, 36% in 2019 and 34% in 2020.  We did not have sales to a single customer comprising 10% or more of our net sales in 2018.  One customer accounted for approximately 10% of our net sales in 2019 and 2020.

The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2018	2019	2020
Europe	44%	46%	46%
North America	37%	34%	36%

 Long-term contracts – We have long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2023.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.2 billion over the life of the contracts in years subsequent to December 31, 2020.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $86 million at December 31, 2020.

Income taxes – We are a party to a tax sharing agreement with Contran and Valhi providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, along with every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability computed in accordance with the tax sharing agreement.

Note 16 – Financial instruments:

See Note 6 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2019 and 2020.

	December 31, 2019		December 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$392.3	$392.3	$362.0	$362.0
Long-term debt - Fixed rate Senior Notes	442.6	457.0	485.7	499.9

At December 31, 2020, the estimated market price of our Senior Notes was €1,019 per €1,000 principal amount.  The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 3 and 9.

Note 17 – Recent accounting pronouncement:

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  We adopted this ASU as of January 1, 2020.  The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

Note 18 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Year ended December 31, 2019
Net sales	$436.5	$484.5	$437.4	$372.7
Gross margin	109.3	109.5	87.7	79.7
Net income	30.3	29.5	17.9	9.4
Basic and diluted income per share	$.26	$.25	$.16	$.08

Year ended December 31, 2020
Net sales	$421.0	$386.0	$416.9	$414.9
Gross margin	88.1	95.8	80.6	86.7
Net income	27.0	18.6	8.1	10.2
Basic and diluted income per share	$.23	$.16	$.07	$.09

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

In the first quarter of 2020, we recognized a pre-tax insurance settlement gain of $1.5 million related to a property damage claim.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.