Form 10-Q
period 2021-06-30
KRONOS WORLDWIDE INC
filed 2021-08-04
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on July 30, 2021:  115,549,917.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	June 30,
	2020	2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$355.3	$363.8
Restricted cash	2.0	1.8
Accounts and other receivables, net	323.0	347.8
Inventories, net	519.0	429.4
Prepaid expenses and other	19.0	16.3

Total current assets	1,218.3	1,159.1

Other assets:
Investment in TiO2 manufacturing joint venture	103.3	103.5
Restricted cash	4.7	4.6
Marketable securities	2.2	3.5
Operating lease right-of-use assets	26.1	23.3
Deferred income taxes	151.0	142.4
Other	6.5	11.0

Total other assets	293.8	288.3

Property and equipment:
Land	44.1	43.2
Buildings	233.9	231.4
Equipment	1,173.7	1,159.3
Mining properties	127.8	128.1
Construction in progress	56.1	64.3
	1,635.6	1,626.3
Less accumulated depreciation and amortization	1,111.0	1,116.8

Net property and equipment	524.6	509.5

Total assets	$2,036.7	$1,956.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	June 30,
	2020	2021
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$.7	$.7
Accounts payable and accrued liabilities	243.8	194.3
Income taxes	15.7	6.8

Total current liabilities	260.2	201.8

Noncurrent liabilities:
Long-term debt	486.7	472.5
Accrued pension costs	372.6	359.0
Payable to affiliate - income taxes	50.6	44.7
Operating lease liabilities	18.8	17.1
Deferred income taxes	24.6	23.8
Other	26.7	26.8

Total noncurrent liabilities	980.0	943.9

Stockholders' equity:
Common stock	1.2	1.2
Additional paid-in capital	1,395.3	1,395.4
Retained deficit	(151.8)	(148.1)
Accumulated other comprehensive loss	(448.2)	(437.3)

Total stockholders' equity	796.5	811.2

Total liabilities and stockholders' equity	$2,036.7	$1,956.9

Commitments and contingencies (Notes 10 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(unaudited)
Net sales	$386.0	$478.6	$807.0	$943.6
Cost of sales	290.2	369.6	623.1	738.9

Gross margin	95.8	109.0	183.9	204.7

Selling, general and administrative expense	52.7	62.9	106.2	120.9
Other operating income (expense):
Currency transactions, net	(6.1)	.5	6.1	-
Other operating expense, net	(4.0)	(2.8)	(7.3)	(6.0)

Income from operations	33.0	43.8	76.5	77.8

Other income (expense):
Interest and dividend income	.2	.1	1.4	.2
Insurance settlement gain	-	-	1.5	-
Marketable equity securities	(.2)	.5	(1.7)	1.3
Other components of net periodic pension and OPEB cost	(4.7)	(4.3)	(9.4)	(8.6)
Interest expense	(4.6)	(5.2)	(9.2)	(10.2)

Income before income taxes	23.7	34.9	59.1	60.5

Income tax expense	5.1	9.2	13.5	15.2

Net income	$18.6	$25.7	$45.6	$45.3

Net income per basic and diluted share	$.16	$.22	$.39	$.39

Weighted average shares used in the calculation of net income per share	115.5	115.5	115.6	115.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(unaudited)
Net income	$18.6	$25.7	$45.6	$45.3

Other comprehensive income (loss), net of tax:
Currency translation	18.0	1.8	(23.9)	4.0
Defined benefit pension plans	3.1	3.5	6.1	7.0
Other postretirement benefit plans	-	-	(.1)	(.1)

Total other comprehensive income (loss), net	21.1	5.3	(17.9)	10.9

Comprehensive income	$39.7	$31.0	$27.7	$56.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2020 and 2021 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total

Balance at March 31, 2020	$1.2	$1,396.2	$(126.3)	$(487.8)	$(1.0)	$782.3
Net income	-	-	18.6	-	-	18.6
Other comprehensive income, net of tax	-	-	-	21.1	-	21.1
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)
Treasury stock retired	-	(1.0)	-	-	1.0	-

Balance at June 30, 2020	$1.2	$1,395.3	$(128.5)	$(466.7)	$-	$801.3

Balance at March 31, 2021	$1.2	$1,395.3	$(153.0)	$(442.6)	$-	$800.9
Net income	-	-	25.7	-	-	25.7
Other comprehensive income, net of tax	-	-	-	5.3	-	5.3
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)

Balance at June 30, 2021	$1.2	$1,395.4	$(148.1)	$(437.3)	$-	$811.2

	Six months ended June 30, 2020 and 2021 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total

Balance at December 31, 2019	$1.2	$1,396.2	$(132.5)	$(448.8)	$-	$816.1
Net income	-	-	45.6	-	-	45.6
Other comprehensive loss, net of tax	-	-	-	(17.9)	-	(17.9)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.36 per share	-	-	(41.6)	-	-	(41.6)
Treasury stock acquired	-	-	-	-	(1.0)	(1.0)
Treasury stock retired	-	(1.0)	-	-	1.0	-

Balance at June 30, 2020	$1.2	$1,395.3	$(128.5)	$(466.7)	$-	$801.3

Balance at December 31, 2020	$1.2	$1,395.3	$(151.8)	$(448.2)	$-	$796.5
Net income	-	-	45.3	-	-	45.3
Other comprehensive income, net of tax	-	-	-	10.9	-	10.9
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.36 per share	-	-	(41.6)	-	-	(41.6)

Balance at June 30, 2021	$1.2	$1,395.4	$(148.1)	$(437.3)	$-	$811.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$45.6	$45.3
Depreciation	29.5	25.5
Amortization of operating lease right-of-use assets	3.1	3.3
Deferred income taxes	(8.5)	1.1
Benefit plan expense greater than cash funding	7.6	5.1
Marketable equity securities	1.7	(1.3)
Contributions to TiO2 manufacturing joint venture, net	(6.3)	(.2)
Other, net	(.2)	.4
Change in assets and liabilities:
Accounts and other receivables, net	(11.7)	(30.7)
Inventories, net	(3.8)	84.4
Prepaid expenses	5.6	2.6
Accounts payable and accrued liabilities	(53.4)	(40.5)
Income taxes	21.3	(8.6)
Accounts with affiliates	(13.5)	(8.6)
Other, net	1.1	.3

Net cash provided by operating activities	18.1	78.1

Cash flows from investing activities:
Capital expenditures	(25.4)	(21.2)
Proceeds from insurance settlement	1.5	-

Net cash used in investing activities	(23.9)	(21.2)

Cash flows from financing activities:
Payments on long-term debt	(.1)	(.4)
Deferred financing fees	-	(1.8)
Dividends paid	(41.6)	(41.6)
Treasury stock acquired	(1.0)	-

Net cash used in financing activities	(42.7)	(43.8)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(48.5)	13.1
Currency translation	(.4)	(4.9)
Balance at beginning of period	392.3	362.0

Balance at end of period	$343.4	$370.2

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$8.8	$9.2
Income taxes	1.7	31.3
Accrual for capital expenditures	1.5	2.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2021, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock.  Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”).  With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2021 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2021 (2020 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2020 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2020) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2021 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2020 Consolidated Financial Statements contained in our 2020 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	June 30,
	2020	2021
	(In millions)
Trade receivables	$294.8	$321.6
Recoverable VAT and other receivables	21.3	20.5
Receivables from affiliates	3.5	2.4
Refundable income taxes	5.3	5.3
Allowance for doubtful accounts	(1.9)	(2.0)
Total	$323.0	$347.8

Note 3 - Inventories, net:

	December 31,	June 30,
	2020	2021
	(In millions)
Raw materials	$133.2	$93.4
Work in process	36.8	37.7
Finished products	269.2	217.9
Supplies	79.8	80.4
Total	$519.0	$429.4

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	gain (loss)
		(In millions)
December 31, 2020:
Valhi common stock	1	$2.1	$3.2	$(1.1)
NL and CompX common stocks	1.1		.1	-
Total		$2.2	$3.3	$(1.1)

June 30, 2021:
Valhi common stock	1	$3.4	$3.2	$.2
NL and CompX common stocks	1.1		.1	-
Total		$3.5	$3.3	$.2

At December 31, 2020 and June 30, 2021, we held approximately 144,000 shares of Valhi’s common stock. We also held a nominal number of shares of NL and CompX common stocks.  At December 31, 2020 and June 30, 2021, the per share quoted market price of Valhi’s common stock was $15.20 and $24.33, respectively.

The Valhi, CompX and NL common stocks we own are subject to restrictions on resale pursuant to certain provisions of SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we receive dividends from Valhi on these shares when declared and paid.

Note 5 - Long-term debt:

	December 31,	June 30,
	2020	2021
	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$485.7	$471.8
Other	1.7	1.4
Total debt	487.4	473.2
Less current maturities	.7	.7
Total long-term debt	$486.7	$472.5

Senior Notes - At June 30, 2021, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $4.1 million.

Revolving credit facilities - On April 20, 2021, we entered into a new global $225 million revolving credit facility (Global Revolver) which matures in April 2026.  The Global Revolver replaces our previously existing North American and European revolving credit facilities and there were no borrowings on either facility in 2021 through their termination concurrent with entering into the Global Revolver.  Since inception, we had no borrowings or repayments under the Global Revolver and at June 30, 2021, the full $225 million was available for borrowing.  Borrowings under the Global Revolver are available for our general corporate purposes. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver.  Borrowings by our Canadian, Belgian and German subsidiaries are limited to $25 million, €30 million and €60 million, respectively.  Any amounts outstanding under the Global Revolver bear interest, at our option, at the applicable non-base rate (LIBOR, CDOR or EURIBOR, dependent on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%.  The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

Other - We are in compliance with all of our debt covenants at June 30, 2021.

Note 6 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2020	2021
	(In millions)
Accounts payable	$111.0	$87.5
Employee benefits	27.8	24.3
Accrued sales discounts and rebates	29.1	18.3
Payables to affiliates:
Louisiana Pigment Company, L.P.	19.3	16.8
Income taxes payable to Valhi	8.6	5.5
Operating lease liabilities	6.7	5.6
Other	41.3	36.3
Total	$243.8	$194.3

Note 7 - Other noncurrent liabilities:

	December 31,	June 30,
	2020	2021
	(In millions)
Accrued postretirement benefits	$8.7	$9.0
Employee benefits	6.2	5.7
Other	11.8	12.1
Total	$26.7	$26.8

Note 8 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In millions)
Net sales - point of origin:
United States	$226.6	$236.0	$463.6	$489.9
Germany	183.1	238.8	412.2	470.0
Canada	85.6	103.0	153.3	200.2
Belgium	50.9	75.9	117.0	142.4
Norway	62.6	64.1	116.9	135.1
Eliminations	(222.8)	(239.2)	(456.0)	(494.0)
Total	$386.0	$478.6	$807.0	$943.6

Net sales - point of destination:
Europe	$169.8	$236.8	$384.3	$464.1
North America	148.9	157.3	281.2	302.6
Other	67.3	84.5	141.5	176.9
Total	$386.0	$478.6	$807.0	$943.6

Note 9 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In millions)
Service cost	$3.2	$3.6	$6.4	$7.4
Interest cost	2.6	2.2	5.2	4.4
Expected return on plan assets	(2.3)	(3.0)	(4.6)	(6.0)
Amortization of prior service cost	.1	.1	.1	.1
Recognized actuarial losses	4.3	5.1	8.7	10.2
Total	$7.9	$8.0	$15.8	$16.1

We expect our 2021 contributions for our pension plans to be approximately $17 million.

Note 10 - Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$5.0	$7.3	$12.4	$12.7
Non-U.S. tax rates	(.3)	1.0	.6	1.7
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(3.3)	(.8)	(4.6)	(1.5)
Global intangible low-tax income, net	3.0	.5	4.2	1.0
Valuation allowance, net	.5	.6	-	1.1
Adjustment to the reserve for uncertain tax positions, net	.1	.1	.5	(.4)
Nondeductible expenses	.6	.2	1.0	.4
Other, net	(.5)	.3	(.6)	.2
Income tax expense	$5.1	$9.2	$13.5	$15.2

Comprehensive provision for income taxes allocable to:
Net income	$5.1	$9.2	$13.5	$15.2
Other comprehensive income (loss):
Pension plans	1.4	1.6	2.8	3.2
OPEB plans	(.1)	-	(.1)	-
Total	$6.4	$10.8	$16.2	$18.4

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(288.7)	$(231.2)	$(246.8)	$(233.4)
Other comprehensive income (loss)	18.0	1.8	(23.9)	4.0
Balance at end of period	$(270.7)	$(229.4)	$(270.7)	$(229.4)

Defined benefit pension plans:
Balance at beginning of period	$(199.2)	$(211.0)	$(202.2)	$(214.5)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	3.1	3.5	6.1	7.0
Balance at end of period	$(196.1)	$(207.5)	$(196.1)	$(207.5)

OPEB plans:
Balance at beginning of period	$.1	$(.4)	$.2	$(.3)
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	-	-	(.1)	(.1)
Balance at end of period	$.1	$(.4)	$.1	$(.4)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(487.8)	$(442.6)	$(448.8)	$(448.2)
Other comprehensive income (loss)	21.1	5.3	(17.9)	10.9
Balance at end of period	$(466.7)	$(437.3)	$(466.7)	$(437.3)

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

Note 13 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2020		June 30, 2021
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash	$362.0	$362.0	$370.2	$370.2
Long-term debt - Fixed rate Senior Notes	485.7	499.9	471.8	486.6

At June 30, 2021, the estimated market price of our Senior Notes was €1,023 per €1,000 principal amount.  The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 2 and 6.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products.  For the six months ended June 30, 2021, approximately one-half of our sales volumes were sold into European markets.  Our production facilities are located in Europe and North America.

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

The factors having the most impact on our reported operating results are:

•	TiO2 selling prices,
•	Our TiO2 sales and production volumes,
•	Manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
•	Currency exchange rates (particularly the exchange rates for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar and the euro relative to the Norwegian krone).

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of our third-party feedstock.  TiO2 selling prices generally follow industry trends and selling prices will increase or decrease generally as a result of competitive market pressures.

Executive summary

We reported net income of $25.7 million, or $.22 per share, in the second quarter of 2021 as compared to net income of $18.6 million, or $.16 per share, in the second quarter of 2020.  For the first six months of 2021, we reported net income of $45.3 million, or $.39 per share, compared to net income of $45.6 million, or $.39 per share, in the first six months of 2020. We reported higher net income in the second quarter of 2021 as compared to the second quarter of 2020 primarily due to higher income from operations resulting from the effects of higher sales volumes and higher average TiO2 selling prices, partially offset by higher manufacturing and other production costs.  Net income for the first six months of 2021 was comparable to net income for the first six months of 2020 as higher net sales resulting from higher sales volumes and higher average TiO2 selling prices were offset by higher manufacturing and other production costs.  The second quarter of 2020 was the period most impacted by the COVID-19 pandemic, specifically through reduced demand for certain of our products.  Comparability of our results was also impacted by the effects of changes in currency exchange rates.

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

Results of operations

Current industry conditions

We started 2021 with average TiO2 selling prices 3% lower than at the beginning of 2020.  Average TiO2 selling prices were 3% higher in the second quarter of 2021 as compared to the second quarter of 2020 and 1% higher in the first six months of 2021 as compared to the first six months of 2020.  Our average TiO2 selling prices at the end of the second quarter of 2021 were 4% higher than the end of 2020.  We experienced higher sales volumes in all major markets in the first six months of 2021 as compared to the same period of 2020 primarily due to the COVID-19 related demand contraction in 2020 which was most acute in the second quarter of 2020.

We operated our production facilities at overall average capacity utilization rates of 99% in the first six months of 2021 compared to 95% in the first six months of 2020.  TiO2 production volumes were higher in the first six months of 2021 as compared to the first six months of 2020 due to higher anticipated demand and our corresponding adjustments to planned production levels in 2020 as a result of the COVID-19 pandemic.  The table below lists our comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2020	2021
First quarter	95%	97%
Second quarter	96%	100%

Quarter ended June 30, 2021 compared to the quarter ended June 30, 2020

	Three months ended June 30,
	2020		2021
	(Dollars in millions)
Net sales	$386.0	100%	$478.6	100%
Cost of sales	290.2	75	369.6	77
Gross margin	95.8	25	109.0	23
Selling, general and administrative expense	52.7	13	62.9	13
Other operating income (expense):
Currency transactions, net	(6.1)	(2)	.5	-
Other operating expense, net	(4.0)	(1)	(2.8)	(1)
Income from operations	$33.0	9%	$43.8	9%

				% Change
TiO2 operating statistics:
Sales volumes*	124		144	16%
Production volumes*	133		137	2%
Percentage change in net sales:
TiO2 sales volumes				16%
TiO2 product pricing				3
TiO2 product mix/other				(1)
Changes in currency exchange rates				6
Total				24%

*	Thousands of metric tons

Net sales - Net sales in the second quarter of 2021 increased 24%, or $92.6 million, compared to the second quarter of 2020 primarily due to a 16% increase in sales volumes (which increased net sales by approximately $62 million), and a 3% increase in average TiO2 selling prices (which increased net sales by approximately $12 million). In addition to the impact of higher sales volumes and higher average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $22 million in the second quarter of 2021 as compared to the second quarter of 2020.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 16% in the second quarter of 2021 as compared to the second quarter of 2020 due to higher demand in all our major markets resulting from overall improvements in global economic activity in 2021 compared to the same period in 2020 when negative economic effects from the COVID-19 pandemic had the most significant impact.

Cost of sales and gross margin - Cost of sales increased $79.4 million, or 27%, in the second quarter of 2021 compared to the second quarter of 2020 due to a 16% increase in sales volumes and higher production costs of approximately $15 million (including higher costs for raw materials and energy).  Our cost of sales as a percentage of net sales increased to 77% in the second quarter of 2021 compared to 75% in the same period of 2020 primarily due to the unfavorable effects of higher raw materials and other productions costs, as discussed above.

Gross margin as a percentage of net sales decreased to 23% in the second quarter of 2021 compared to 25% in the second quarter of 2020. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the net effects of higher raw materials and other production costs partially offset by higher sales volumes and higher average TiO2 selling prices.

Selling, general and administrative expense - Selling, general and administrative expense was approximately 13% of net sales in the second quarters of 2021 and 2020.

Income from operations - Income from operations increased by $10.8 million, or 33%, in the second quarter of 2021 compared to the second quarter of 2020.  Income from operations as a percentage of net sales was 9% in each of the second quarters of 2021 and 2020.  Changes in currency exchange rates had a nominal effect on income from operations in the second quarter of 2021 as compared to the same period in 2020, as discussed below.

Other non-operating income (expense) - We recognized a gain of $.5 million on the change in value of our marketable equity securities in the second quarter of 2021 compared to a loss of $.2 million in the second quarter of 2020.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the second quarter of 2021 was comparable to the second quarter of 2020. See Note 9 to our Condensed Consolidated Financial Statements.  Interest expense in the second quarter of 2021 increased $.6 million compared to the second quarter of 2020 primarily due to costs associated with the refinancing of our revolving credit facility in April 2021.  See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $9.2 million in the second quarter of 2021 compared to income tax expense of $5.1 million in the second quarter of 2020.  The difference is primarily due to higher earnings in 2021 and the jurisdictional mix of earnings.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 10 to our Condensed Consolidated Financial Statements.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six months ended June 30,
	2020		2021
	(Dollars in millions)
Net sales	$807.0	100%	$943.6	100%
Cost of sales	623.1	77	738.9	78
Gross margin	183.9	23	204.7	22
Selling, general and administrative expense	106.2	13	120.9	13
Other operating income (expense):
Currency transactions, net	6.1	-	-	-
Other operating expense, net	(7.3)	(1)	(6.0)	(1)
Income from operations	$76.5	9%	$77.8	8%

				% Change
TiO2 operating statistics:
Sales volumes*	260		285	9%
Production volumes*	265		267	1%
Percentage change in net sales:
TiO2 sales volumes				9%
TiO2 product pricing				1
TiO2 product mix/other				2
Changes in currency exchange rates				5
Total				17%

*	Thousands of metric tons

Net sales - Net sales in the first six months of 2021 increased 17%, or $136.6 million, compared to the first six months of 2020 primarily due to a 9% increase in sales volumes (which increased net sales by approximately $73 million) and a 1% increase in average TiO2 selling prices (which increased net sales by approximately $8 million).  In addition to the impact of higher sales volumes and higher average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $42 million in the first six months of 2021 as compared to the first six months of 2020.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 9% in the first six months of 2021 as compared to the first six months of 2020 primarily due to higher sales volumes in all major markets, with a significant portion of the increase occurring in the second quarter as a result of the impact of COVID-19 on the comparable period in 2020, as discussed above.

Cost of sales and gross margin - Cost of sales increased $115.8 million, or 19%, in the first six months of 2021 compared to the first six months of 2020 due to a 9% increase in sales volumes and higher production costs (including higher costs for raw materials and energy) and the effects of currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales increased to 78% in the first six months of 2021 compared to 77% in the same period of 2020 primarily due to the unfavorable effects of currency fluctuations, as discussed below.

Gross margin as a percentage of net sales decreased to 22% in the first six months of 2021 compared to 23% in the first six months of 2020.  As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the net effects of higher sales volumes, higher raw materials and other production costs and fluctuations in currency exchange rates.

Selling, general and administrative expense - Selling, general and administrative expense was approximately 13% of net sales in the first six months of 2021 and 2020.

Income from operations - Income from operations increased by $1.3 million, or 2%, in the first six months of 2021 compared to the first six months of 2020.  Income from operations as a percentage of net sales decreased to 8% in the first six months of 2021 from 9% in the same period of 2020.  This decrease was driven by the lower gross margin discussed above.  We estimate that changes in currency exchange rates decreased income from operations by approximately $17 million in the first six months of 2021 as compared to the same period in 2020, as further discussed below.

Other non-operating income (expense) - We recognized a gain of $1.3 million on the change in value of our marketable equity securities in the first six months of 2021 and a loss of $1.7 million in the first six months of 2020.  See Note 4 to our Condensed Consolidated Financial Statements.  Other components of net periodic pension and OPEB cost in the first six months of 2021 decreased $.8 million compared to the first six months of 2020 primarily due to higher expected returns on plan assets offset by the net effects of lower discount rates impacting interest cost and previously unrecognized actuarial losses.  See Note 9 to our Condensed Consolidated Financial Statements.  We recognized an insurance settlement gain of $1.5 million related to a property damage claim recognized in the first six months of 2020.  Interest expense in the first six months of 2021 increased $1.0 million compared to the first six months of 2020 due to the refinancing of our revolving credit facility in the second quarter of 2021 and the effects of changes in currency exchange rates.

Income tax expense - We recognized income tax expense of $15.2 million in the first six months of 2021 compared to income tax expense of $13.5 million in the first six months of 2020.  The difference is primarily due to the jurisdictional mix of our earnings.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.  See Note 10 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates Three months ended June 30, 2021 vs June 30, 2020

				Translation gains (losses) - impact of rate changes	Total currency impact 2021 vs 2020
	Transaction gains (losses) recognized
	2020	2021	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$22	$22
Income from operations	(6)	1	7	(8)	(1)

The $22 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $1 million decrease in income from operations was comprised of the following:

•

Lower net currency transaction losses of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in

U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $8 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Impact of changes in currency exchange rates Six months ended June 30, 2021 vs June 30, 2020

				Translation gains (losses) - impact of rate changes	Total currency impact 2021 vs 2020
	Transaction gains recognized
	2020	2021	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$42	$42
Income from operations	6	-	(6)	(11)	(17)

The $42 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $17 million decrease in income from operations was comprised of the following:

•

Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $11 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Outlook

Beginning in the second half of 2020 and continuing through the first six months of 2021, our sales volumes have increased from reduced levels experienced in the first half of 2020 resulting from the COVID-19 pandemic. We increased production volumes in late 2020 to correspond to increasing demand and have continued to maintain these increased production volumes through the first six months of 2021. At the beginning of 2021, our average TiO2 selling prices were 3% lower than at the beginning of 2020 but average selling prices increased 4% during the first six months of 2021.

Based on current market conditions, we expect global demand for consumer products, including those of our customers, to remain strong throughout the remainder of 2021 and we expect that our sales and production volumes will reflect the elevated demand. As global economic activity continues to recover, we have experienced certain disruptions in global supply chains including availability of third-party feedstock and other raw materials along with transportation and logistics delays.  Thus far our operations team has been able to manage through these disruptions with minimal impact on our operations; however, we expect these challenges to continue for the foreseeable future.  In addition, we are experiencing increasing production costs, including higher raw material costs and related shipping costs and higher energy costs which are likely to continue through the end of the year. Driven by increased customer demand and rising costs, we expect sales prices for TiO2 will continue to rise throughout 2021, mitigating increases in distribution, raw materials and other production costs. As such, we expect our 2021 sales and income from operations will be higher than in 2020, principally due to higher TiO2 sales prices and higher sales volumes; however, we expect increasing costs to continue to challenge margins. We continue to monitor current and anticipated near-term customer demand levels and will align our production and inventories accordingly.

Our expectations for the TiO2 industry and our operations are based on a number of factors outside our control, including the ongoing economic effects of the COVID-19 pandemic. As noted above, we have experienced global supply chain disruptions, including disruptions related to COVID-19, and future impacts of COVID-19 on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations and the timing and effectiveness of the global measures deployed to fight COVID-19 and its variants, all of which remain uncertain and cannot be predicted. Our manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19, some of which are in varying stages of recovery while others are experiencing a resurgence of outbreaks related to COVID-19 variants. We continue to employ a variety of methods to protect the health and well-being of our workforce and our customers and we have encouraged our employees to be vaccinated. To-date, we have had limited cases of COVID-19 among our workforce and all of our facilities have remained open and operational.

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

Cash provided by operating activities was $78.1 million in the first six months of 2021 compared to cash provided by operating activities of $18.1 million in the first six months of 2020.  This $60.0 million increase in the amount of cash provided was primarily due to the net effect of the following:

•	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2021 of $92.5 million as compared to 2020,
•	higher income from operations in 2021 of $1.3 million,
•

higher cash paid for taxes in 2021 of $29.6 million due to the relative timing of payments (to provide COVID-19 related tax relief in 2020, certain tax payment deadlines were extended until the second half of 2020 in the U.S. and Norway), and

•	lower contributions to our TiO2 manufacturing joint venture in 2021 of $6.1 million.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding, or DSO, decreased from December 31, 2020 to June 30, 2021 primarily due to relative changes in the timing of collections, and
•

Our average days sales in inventory, or DSI, decreased from December 31, 2020 to June 30, 2021 primarily due to lower inventory volumes attributable to higher sales volumes and timing of raw material shipments in the first six months of 2021 compared to 2020 while production volumes were comparable.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2019	June 30, 2020	December 31, 2020	June 30, 2021
DSO	71 days	71 days	68 days	64 days
DSI	83 days	85 days	74 days	53 days

Investing activities

Our capital expenditures of $21.2 million and $25.4 million in the first six months of 2021 and 2020, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

In addition, during the first six months of 2020, we received $1.5 million from an insurance settlement related to a property damage claim.

Financing activities

During the first six months of 2021 and 2020, we paid quarterly dividends of $.18 per share to stockholders aggregating $41.6 million.

In addition, during the first six months of 2020, we acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million.

Outstanding debt obligations

At June 30, 2021, our consolidated debt comprised:

•

€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($471.8 million carrying amount, net of unamortized debt issuance costs) due in September 2025 (Senior Secured Notes), and

•	approximately $1.4 million of other indebtedness.

On April 20, 2021, we entered into a new $225 million global revolving credit facility (Global Revolver) which matures in April 2026.  We have no outstanding borrowings on the new Global Revolver at June 30, 2021 and the full $225 million was available for borrowings thereunder.  Our Senior Secured Notes and our new Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types.  Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  The terms of all of our debt instruments outstanding at June 30, 2021 are discussed in Note 8 to our Consolidated Financial Statements included in our 2020 Annual Report.  See Note 5 to our Condensed Consolidated Financial Statements for discussion of the terms of our new Global Revolver.  We were in compliance with all of our debt covenants at June 30, 2021.  We believe we will be able to maintain compliance with the financial covenants contained in our credit facility through its maturity.

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

At June 30, 2021 we had aggregate cash, cash equivalents and restricted cash on hand of $370.2 million, of which $122.2 million was held by non-U.S. subsidiaries.  Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  Our new $225 million Global Revolver we entered into in April 2021, which replaced our North American and European facilities, matures in April 2026 and currently, the full $225 million is available for borrowing under this facility and we could borrow all available amounts without violating our existing debt covenants.  See Note 5 to our Condensed Consolidated Financial Statements.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2022) and our long-term obligations (defined as the five-year period ending June 30, 2026, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $85 million in capital expenditures primarily to maintain and improve our existing facilities during 2021, including the $21.2 million we have spent through June 30, 2021.  It is possible we will delay planned capital projects based on market conditions.

Stock repurchase program

At June 30, 2021, we have 1,563,519 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Off-balance sheet financing

Neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Commitments and contingencies

See Notes 10 and 12 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

Not applicable

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2021.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Tim C. Hafer, our Senior Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2021.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kronos Worldwide, Inc.
(Registrant)

Date: August 4, 2021	/s/ Tim C. Hafer
Tim C. Hafer
Senior Vice President and Chief Financial Officer (duly authorized officer)