Form 10-K
period 2021-12-31
KRONOS WORLDWIDE INC
filed 2022-03-09
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the 22.2 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2021 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $317.9 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on February 28, 2022:  115,483,456.

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

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products
●	The extent of the dependence of certain of our businesses on certain market sectors
●	The cyclicality of our business
●	Customer and producer inventory levels
●	Unexpected or earlier-than-expected industry capacity expansion
●	Changes in raw material and other operating costs (such as energy and ore costs)
●	Changes in the availability of raw materials (such as ore)
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for our TiO2 products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19)
●	Competitive products and substitute products
●	Customer and competitor strategies
●	Potential consolidation of our competitors
●	Potential consolidation of our customers
●	The impact of pricing and production decisions
●	Competitive technology positions
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems
●	The introduction of trade barriers or trade disputes
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19)
●	Our ability to renew or refinance credit facilities
●	Potential increases in interest rates
●	Our ability to maintain sufficient liquidity

●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
●	Government laws and regulations and possible changes therein including new environmental, health and safety regulations (such as those seeking to limit or classify TiO2 or its use)
●	Possible future litigation.

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

ITEM 1.BUSINESS

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. We believe that Western Europe and North America currently each account for approximately 16% of global TiO2 consumption. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and we believe these are significant markets which will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

At December 31, 2021, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 30% was owned by a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL). Valhi also owns approximately 83% of NL Industries’ outstanding common stock. A wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Products and end-use markets

Including our predecessors, we have produced and marketed TiO2 in North America and Europe, our primary markets, for over 100 years. We believe we are the largest producer of TiO2 in Europe with 46% of our 2021 sales volumes attributable to markets in Europe. The table below shows our estimated market share for our significant markets, Europe and North America, for the last three years.

	2019	2020	2021
Europe	18%	17%	15%
North America	19%	18%	17%

We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 8% share of worldwide TiO2 sales volume in 2021. Overall, we are one of the top five producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of our core TiO2 pigments represented approximately 92% of our net sales in 2021. We and our agents and distributors primarily sell our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2021:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	46%	Coatings	56%
North America	37%	Plastics	30%
Asia Pacific	10%	Paper	8%
Rest of World	7%	Other	6%

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 8% of our net sales in 2021:

●	We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. We supply ilmenite to our sulfate plants in Europe. We also sell ilmenite ore to third parties, some of whom are our competitors, and we sell an ilmenite-based specialty product to the oil and gas industry. The mines have estimated ilmenite reserves that are expected to last at least 50 years.
●	We manufacture and sell iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production. These co-product chemicals are marketed through our Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.
●	We manufacture and sell other specialty chemicals, which are side-stream specialty products from the production of TiO2. Such specialty chemicals are used in applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices and natural gas pipe and other specialty applications.

Manufacturing, operations and properties

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2021, chloride process production facilities represented approximately 45% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force. The chloride process produces an intermediate base pigment with a wide range of properties.
●	Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

We produced 546,000, 517,000 and 545,000 metric tons of TiO2 in 2019, 2020 and 2021, respectively. Our production volumes include our share of the output produced by our TiO2 manufacturing joint venture discussed below. Our average production capacity utilization rates were approximately 98% in 2019, 92% in 2020 and at full practical capacity in 2021. Our production rates in 2020 were impacted by the COVID-19 pandemic as we decreased production levels early in the third quarter to correspond with a temporary decline in market demand.

We operate facilities throughout North America and Europe, including the only sulfate process plant in North America and four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below, a 50% interest in a TiO2 plant near Lake Charles, Louisiana.

As part of our long-term strategy to increase chloride process production, we phased-out sulfate production at our Leverkusen facility during 2020. Our chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, incurring only moderate capital expenditures. We expect to operate our TiO2 plants at near full practical capacity levels in 2022.

The following table presents the division of our expected 2022 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2
		manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	31%	-%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	17	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	6
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	17	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	15	-
Total		80%	20%
(1)	The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long-term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	We operate the facility near Lake Charles through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which we are entitled. See Note 5 to our Consolidated Financial Statements and “TiO2 manufacturing joint venture.” The joint venture owns the land and facility.

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

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Sierra Leone, Canada and India. We purchase feedstock for our chloride process TiO2 from the following primary suppliers for certain contractually specified volumes for delivery extending, in some cases, through 2023:

Supplier	Product	Renewal Terms
Rio Tinto Iron and Titanium Ltd.	Chloride process grade slag	Auto-renews bi-annually
Rio Tinto Iron and Titanium Ltd.	Upgraded slag	Auto-renews annually
Tizir Titanium & Iron AS	Chloride process grade slag	Renewal terms upon negotiation
Sierra Rutile Limited	Rutile ore	Renewal terms upon negotiation
Base Titanium Limited	Rutile ore	Renewal terms upon negotiation

In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts, and contracts that we may enter into, will meet our chloride process feedstock requirements over the next several years. Contracts may be terminated with a 12-month written notice (generally for multi-year agreement terms) or based on certain defaults by either party or failure to agree on pricing as noted in the agreements.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2021. We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we purchase sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice. We expect the raw materials purchased under this contract, and contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes our raw materials purchased or mined in 2021.

Raw materials
Production process/raw material	procured or mined
(In thousands
of metric tons)
Chloride process plants -
Purchased slag or rutile ore	437
Sulfate process plants:
Ilmenite ore mined and used internally	252
Purchased slag	27

Sales and marketing

Our marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers. Because TiO2 represents a significant input cost for our customers, the purchasing decisions are often made by our customers’ senior management. We work to maintain close relationships with the key decision makers through in-depth and frequent contact. We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organizations using our direct sales force and technical service group to accomplish this objective. We believe this helps build customer loyalty to Kronos and strengthens our competitive position. Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses. Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices. This focus includes continuously reviewing and optimizing our customer and product portfolios.

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

We sell a majority of our products through our direct sales force operating in Europe and North America. We also utilize sales agents and distributors who are authorized to sell our products in specific geographic areas. In Europe, our sales efforts are conducted primarily through our direct sales force and our sales agents. Our agents do not sell any TiO2 products other than KRONOS® branded products. In North America, our sales are made primarily through our direct sales force and supported by a network of distributors. In export markets, where we have increased our marketing efforts over the last several years, our sales are made through our direct sales force, sales agents and distributors. In addition to our direct sales force and sales agents, many of our sales agents also act as distributors to service our customers in all regions. We offer customer and technical service to customers who purchase our products through distributors as well as to our larger customers serviced by our direct sales force.

We sell to a diverse customer base and no single customer comprised 10% or more of our net sales in 2021. Our largest ten customers accounted for approximately 32% of net sales in 2021.

Neither our business as a whole nor any of our principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring to meet demand during the spring and summer painting seasons. With certain exceptions such as during the third quarter of 2020 as a result of the COVID-19 pandemic, we have historically operated our production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize our per-unit production costs. As a result, we normally will build inventories during the first and fourth quarters of each year in order to maximize our product availability during the higher demand periods normally experienced in the second and third quarters.

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high-performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of our product grades. Increasingly, we are focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from our competitors’ products. During 2021, we had an estimated 8% share of worldwide TiO2 sales volume, and based on sales volume, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are The Chemours Company, Tronox Incorporated, Lomon Billions and Venator Materials PLC. The top five TiO2 producers (i.e. we and our four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2021:

Worldwide production capacity - 2021
Chemours	15%
Tronox	13%
Lomon Billions	11%
Venator	7%
Kronos	6%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is our principal North American competitor. In 2019, Tronox acquired certain of the TiO2 assets of Cristal Global. Lomon Billions announced it added approximately 260,000 tons of chloride capacity in 2019 and plans to add an additional 200,000 tons by 2023.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants throughout the world. Although overall industry demand is expected to increase in 2022, other than through debottlenecking projects and the Lomon Billions expansion mentioned above, we do not expect any significant efforts will be undertaken by us or our principal competitors to further increase capacity and we believe it is unlikely any new TiO2 plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from our expectations, the TiO2 industry’s and our performance could be unfavorably affected.

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new products and applications. Our expenditures for these activities were approximately $17 million in 2019, $16 million in 2020 and $17 million in 2021. We expect to spend approximately $18 million on research and development in 2022.

We continually seek to improve the quality of our grades and have been successful in developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since the beginning of 2017, we have added nine new grades for pigments and other applications.

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

Patents – We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products. Our patent strategy is important to us and our continuing business activities. In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect for 20 years from the date of filing. Our U.S. patent portfolio includes patents having remaining terms ranging from two years to 20 years.

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

Regulatory and environmental matters

Our operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air, or water; and the health and safety of our employees. Certain of our operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to comply with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require us to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity. During 2021, we were notified by government authorities in Norway that the classification of a dam at our mine facilities was changed to the highest level for Norwegian classification of dam structures. As a result, our mine operations are subject to a higher degree of oversight and regulation than existed prior to this change in classification, and we expect to incur additional capital expenditures to adapt to the higher classification standards.

We have a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through our ecochem® products. Annually we update and publish our Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all our employees and shared publicly via our website. We have implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, we are focused on energy efficiency at all production locations. Three of our five production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption or enhance efficiency, and partnering with local government authorities through grant opportunities to reduce energy consumption and associated Greenhouse Gas (“GHG”) emissions. We also actively manage potential water-related risks, including flooding and water shortages. Our manufacturing facilities are strategically located adjacent to sources of water, which we use for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

Our U.S. manufacturing operations are governed by federal, state, and local environmental and worker health and safety laws and regulations. These include the Resource Conservation and Recovery Act, or RCRA, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, or CERCLA, as well as the state counterparts of these statutes. Some of these laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of, and were not responsible for, such contamination. These laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. Although we have not incurred and do not currently anticipate any material liabilities in connection with such environmental laws, we may be required to make expenditures for environmental remediation in the future.

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

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which we operate or sell our products, seeking to regulate our operations or to restrict, limit or classify TiO2. We believe we are in substantial compliance with laws applicable to the regulation of TiO2. However, increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase Kronos’ regulatory and compliance costs.

On February 18, 2020, the EU published the regulation classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation under its EU Regulation No. 1272/2008 on classification and labeling substances and mixtures. The regulation went into force on October 1, 2021 when hazard labels were required on certain dry TiO2 products and certain mixtures containing dry TiO2 in the EU. Our dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels.

This classification of TiO2 is based on scientifically questioned animal test data. Separate studies of TiO2 workers conducted by the TiO2 industry have shown no TiO2 specific links to cancer. We intend to comply with the new requirements including working with customers and other stakeholders on compliance matters as appropriate.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $14.2 million in 2021 and are currently expected to be approximately $32 million in 2022.

Environmental, Social and Governance (“ESG”)

We seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability, and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting and supporting our local communities, and continuously developing our employees. At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate. Each of our locations maintains site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures that we believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

At a corporate level, we engage in periodic reviews of our cybersecurity programs, including cybersecurity risk and threats. Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility, and availability of company data stored, processed, or transferred. We periodically update our board of directors on our cyber-related risks and cybersecurity programs.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our Board established share ownership guidelines for our non-management directors.

We have taken steps to integrate ESG considerations into operating decisions with other critical business factors. We biennially publish an ESG Report, which is available on our public website. The primary purpose of our ESG Report is to describe our policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG. We voluntarily developed these internal metrics and benchmarks, which we use to identify progress and opportunities for improvement. These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance.

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

As of December 31, 2021, we employed the following number of people:

Europe	1,840
Canada	353
United States (1)	55
Total	2,248
(1)Excludes employees of our LPC joint venture.

Certain employees at each of our production facilities are organized by labor unions. We strive to maintain good relationships with all our employees, including the unions and workers’ councils representing those employees. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2021, approximately 88% of our worldwide workforce is organized under collective bargaining agreements. We did not experience any work stoppages during 2021, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position, or liquidity.

Health and safety – Protecting the health and safety of our workforce, our customers, our business partners, and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. We are conducting our businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains, and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. With this data we calculate incident frequency rates to assess the quality of our safety performance. At the global level we also track overall safety performance. Each of our operating locations is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, we collect the location specific information and apply a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at our operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under US law. Our global total frequency rate was 1.59 in 2019, 1.61 in 2020 and 1.08 in 2021.

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

ITEM 1A.RISK FACTORS

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

Our sales and profitability are largely dependent on the TiO2 industry. In 2021, 92% of our sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which we operate our business is concentrated, with the top five TiO2 producers accounting for approximately 52% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which our facilities are located. Titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which we purchase or mine our raw material supplies could adversely affect raw material availability. If we or our worldwide vendors are unable to meet our planned or contractual obligations and we are unable to obtain necessary raw materials, we could incur higher costs for raw materials or we may be required to reduce production levels. We experienced increases in feedstock costs in 2020 and 2021, and we expect feedstock costs to continue to increase in 2022. We may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce earnings and decrease liquidity.

We have supply contracts that provide for our TiO2 feedstock requirements that currently expire in either 2022 or 2023. While we believe we will be able to renew these contracts, we do not know if we will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our current agreements (including those entered into through February 2022) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $800 million beginning in 2022. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $64 million at December 31, 2021. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and we are unable to modify the contractual commitments.

COVID-19 has affected our operations and may continue to affect our operations during 2022.

Our operations have been and may continue to be negatively impacted by COVID-19, specifically from disruptions to our supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses, and governments are taking. In addition, the ability of our suppliers and customers to operate may be significantly impacted by individuals contracting or being exposed to COVID-19 or as a result of associated control measures. Given the dynamic and uncertain nature and duration of COVID-19 and related variants, and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the long-term impact of COVID-19 on our businesses, results of operations and overall financial performance.

We have 2,248 employees and operate facilities throughout North America and Europe. With the onset of COVID-19, within each facility we enhanced cleaning and sanitization procedures and implemented other health and safety protocols. We have also been able to operate fully each of our facilities during the pandemic. It is possible we may have temporary closures at one or more of our facilities for the health and safety of our workforce if conditions warrant.

Financial Risk Factors

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We have a significant amount of debt, primarily related to our Senior Notes issued in September 2017. As of December 31, 2021, our total consolidated debt was approximately $451 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

Indebtedness outstanding under our global revolving credit facility accrues interest at variable rates. To the extent market interest rates rise, the cost of our debt could increase, adversely affecting our financial condition, results of operations and cash flows.

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $551 million in 2022. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our revolving credit facility in the future will, in some instances, depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We operate our businesses in several different countries and sell our products worldwide. For example, during 2021, 46% of our sales volumes were sold into European markets. The majority (but not all) of our sales from our operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

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

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which we operate or sell our products, seeking to regulate our operations or to restrict, limit or classify TiO2, or its use. Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase our manufacturing and regulatory compliance obligations and costs. Increased compliance obligations and costs or restrictions on operations, raw materials, and certain TiO2 applications could negatively impact our future financial results through increased costs of production, or reduced sales which may decrease our liquidity, operating income, and results of operations.

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

We operate production facilities in several countries and many of our facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. The U.S. government and various non-U.S. governmental agencies of countries in which we operate have determined that the consumption of energy derived from fossil fuels is a major contributor to climate change and have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including legislation regarding carbon emission costs, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms. To date, the existing GHG permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition. However, if further GHG legislation were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future regulations focused on climate change and/or GHG regulations could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such regulations.

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political and regulatory environments.

We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, economic sanctions, exchange controls, global and regional economic downturns, terrorism, armed conflict (such as the current conflict between Russia and Ukraine), natural disasters, health crises (such as COVID-19) and political conditions. We may encounter difficulties enforcing agreements or other legal rights and our effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates, including costs associated with the repatriation of non-U.S. earnings. TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

We rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of products to and from our plants, receive, process and ship orders, manage the billing of and collections from customers and manage payments to vendors. Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures will be sufficiently effective. Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks, and other similar events. This could result in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems and could adversely affect our results of operations and financial condition. We have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems, and vulnerabilities introduced into our systems by trusted third-party vendors who have experienced cyber-attacks. To date we have not suffered breaches in our systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and we are experiencing such difficulties in obtaining insurance coverage.

Physical impacts of climate change could have a material adverse effect on our costs and operations.

Climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, such as hurricanes, thunderstorms, tornadoes, drought and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Climate change has also been associated with rising sea levels and many of our facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt our operations or adversely impact our facilities. Furthermore, periods of extended inclement weather or associated droughts or flooding may inhibit our facility operations and delay or hinder shipments of our products to customers. Any such events could have a material adverse effect on our costs or results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 2.PROPERTIES

Information on our properties is incorporated by reference to Item 1: Manufacturing, Operations and Properties above. Our corporate headquarters is located in Dallas, Texas. See Notes 1 and 7 to our Consolidated Financial Statements for information on our leases.

ITEM 3.LEGAL PROCEEDINGS

We are involved in various environmental, contractual, intellectual property, product liability and other claims and disputes incidental to our business. Information required for this Item is incorporated by reference to Note 15 to our Consolidated Financial Statements.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 28, 2022, there were approximately 1,700 holders of record of our common stock.

Purchases of Equity Securities

In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. In 2021 we repurchased 14,409 shares, and we have 1,549,110 shares available for repurchase under the stock repurchase program at December 31, 2021. See Note 13 to our Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our common stock we purchased during the fourth quarter of 2021 (we made no purchases in October and November 2021). All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
December 2021	14,409	$14.41	14,409	1,549,110

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Index and an index of a self-selected peer group of companies. The peer group index is comprised of The Chemours Company, Venator Materials PLC and Tronox Ltd. Venator Materials PLC is included from the date the company began trading on the New York Stock Exchange in August 2017. The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2016 and reinvestment of cash dividends and other distributions to stockholders.

	2016	2017	2018	2019	2020	2021
Kronos common stock	$100	$222	$103	$126	$149	$158
S&P 500 Composite Stock Index	100	122	116	153	181	233
Peer Group	100	221	106	86	118	171

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Kronos Worldwide Inc
S&P 500 Index
Peer Group

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2021, 120,200 shares are available for awards under this plan. See Note 13 to our Consolidated Financial Statements.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2. TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial and specialty products. During 2021, 46% of our sales volumes were sold into European markets. We believe we are the largest producer of TiO2 in Europe with an estimated 15% share of European TiO2 sales volumes in 2021. In addition, we estimate we have a 17% share of North American TiO2 sales volumes in 2021. Our production facilities are located in Europe and North America.

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

The factors having the most impact on our reported operating results are:

●	TiO2 selling prices,
●	TiO2 sales and production volumes,
●	Manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
●	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar and the euro relative to the Norwegian krone).

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends and selling prices will increase or decrease generally as a result of competitive market pressures.

Executive summary

We reported net income of $112.9 million, or $.98 per share, in 2021 compared to $63.9 million, or $.55 per share in 2020. We reported higher net income in 2021 as compared to 2020 primarily due to higher income from operations resulting from the effects of higher sales volumes and higher average TiO2 selling prices, partially offset by higher production costs including raw material and energy costs. Our results of operations for the year ended December 31, 2020 were significantly impacted by the COVID-19 pandemic, specifically through reduced demand for certain of our products occurring primarily in the second quarter, with demand improving throughout the second half of 2020 and through 2021. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

We reported net income of $63.9 million, or $.55 per share, in 2020 compared to $87.1 million, or $.75 per share in 2019. We reported lower net income in 2020 as compared to 2019 primarily due to lower income from operations resulting from the effects of lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs related to the impact of the COVID-19 pandemic in 2020.

Our net income in 2020 includes the first quarter recognition of a pre-tax insurance settlement gain of $1.5 million ($1.2 million, or $.01 per share, net of income tax expense) related to a property damage claim.

Our net income in 2019 includes:

●	the fourth quarter recognition of a non-cash deferred income tax expense of $5.5 million ($.05 per share) primarily related to the revaluation of our net deferred income tax asset in Germany as a result of a decrease in the German trade tax rate,
●	the fourth quarter recognition of an income tax benefit of $3.0 million ($.03 per share) related to the favorable settlement of a prior year tax matter in Germany, and
●	the fourth quarter recognition of a pre-tax insurance settlement gain of $2.6 million ($2.0 million, or $.02 per share, net of income tax expense) related to a property damage claim.

Comparison of 2021 to 2020 Results of Operations

	Years ended December 31,
	2020		2021

	(Dollars in millions)
Net sales	$1,638.8	100%	$1,939.4	100%
Cost of sales	1,287.6	79	1,493.2	77
Gross margin	351.2	21	446.2	23
Selling, general and administrative expense	218.6	13	248.9	13
Other operating income (expense):
Currency transactions, net	(4.0)	-	1.6	-
Other operating expense, net	(12.4)	(1)	(11.8)	-
Income from operations	$116.2	7%	$187.1	10%

				% Change
TiO2 operating statistics:
Sales volumes*	531		563	6%
Production volumes*	517		545	5%
Percentage change in net sales:
TiO2 product pricing				8%
TiO2 sales volumes				6
TiO2 product mix/other				1
Changes in currency exchange rates				3
Total				18%

* Thousands of metric tons

Industry conditions and 2021 overview – We started 2021 with average TiO2 selling prices 3% lower than at the beginning of 2020. Our average TiO2 selling prices in 2021 were 16% higher than the beginning of the year, including a 6% increase in the last quarter of the year, in response to our rising production costs and strong customer demand. We experienced higher sales volumes in our European, North American and Latin American markets in 2021 as compared to sales volumes in 2020, primarily due to the COVID-19 related demand contraction in 2020 which impacted the second and third quarters and was most acute in the second quarter of 2020.

The following table shows our capacity utilization rates during 2021 and 2020. TiO2 production volumes were higher in 2021 as compared to 2020 to meet higher customer demand in 2021. We decreased production levels in 2020 (primarily in the third quarter) to correspond to the temporary decline in demand resulting from the COVID-19 pandemic.

	2020	2021
First Quarter	95%	97%
Second Quarter	96%	100%
Third Quarter	86%	100%
Fourth Quarter	92%	100%
Overall	92%	100%

Net sales – Our net sales increased $300.6 million, or 18%, in 2021 compared to 2020, primarily due to an 8% increase in average TiO2 selling prices (which increased net sales by approximately $131 million) and a 6% increase in sales volumes (which increased net sales by approximately $98 million). In addition to the impact of higher sales volumes and higher average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $43 million, or 3%, as compared to 2020. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 6% in 2021 as compared to 2020 primarily due to higher demand in our European, North American and Latin American markets, with a significant portion of the increase occurring in the second and third quarters as a result of the impact of COVID-19 on the comparable periods in 2020, as discussed above.

Cost of sales and gross margin – Cost of sales increased $205.6 million, or 16%, in 2021 compared to 2020 due to a 6% increase in sales volumes and higher production costs of approximately $69 million (including higher costs for raw materials and energy) and the effects of currency fluctuations (primarily the Canadian dollar). Our cost of sales as a percentage of net sales decreased to 77% in 2021 compared to 79% in 2020 primarily due to the favorable effects of higher average TiO2 selling prices and increased coverage of fixed costs from higher production, partially offset by higher production costs (including higher raw material and energy costs) as well as the effects of fluctuations in currency exchange rates, as discussed below.

Gross margin as a percentage of net sales increased to 23% in 2021 compared to 21% in 2020. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to the net effects of higher average TiO2 selling prices, higher production and sales volumes, higher production costs and fluctuations in currency exchange rates.

Selling, general and administrative expense – Selling, general and administrative expenses increased $30.3 million, or 14%, in 2021 compared to 2020 primarily due to higher variable costs (primarily distribution costs) related to higher overall sales volumes. Selling, general and administrative expenses were approximately 13% of net sales in each of 2021 and 2020.

Income from operations – Income from operations increased by $70.9 million or 61%, from $116.2 million in 2020 to $187.1 million in 2021. Income from operations as a percentage of net sales increased to 10% in 2021 from 7% in 2020. This increase was driven by the higher gross margin for the comparable periods discussed above. We estimate that changes in currency exchange rates decreased income from operations by approximately $13 million in 2021 as compared to 2020 as discussed in the Effects of currency exchange rates section below.

Our income from operations was minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020 with resumption of operations on September 25, 2020. LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations. We believe insurance (subject to applicable deductibles) will cover a majority of our losses from the hurricane, including property damage, business interruption losses related to our share of LPC’s lost production and other costs resulting from the disruption of operations. To date, we have not yet recognized any insurance recoveries because the ultimate disposition of our portion of the business interruption claim is not yet determinable; however, LPC has received a portion of the proceeds related to its property damage claim. On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility. Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane. Similar to Hurricane Laura, losses determined to be incurred by LPC and us as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

Other non-operating income (expense) – We recognized a gain of $2.0 million in 2021 and a loss of $1.1 million in 2020 on the change in value of our marketable equity securities. See Note 6 to our Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in 2021 decreased $2.9 million compared to 2020 primarily due to higher expected returns on plan assets offset by the net effects of lower discount rates impacting interest cost and previously unrecognized actuarial losses. See Note 10 to our Consolidated Financial Statements. We recognized an insurance settlement gain of $1.5 million during 2020 related to a property damage claim. Interest expense in 2021 increased $.6 million compared to 2020 due to the refinancing of our revolving credit facility in the second quarter of 2021 (see Note 8 to our Consolidated Financial Statements) and the effects of changes in currency exchange rates.

Income tax expense – We recognized income tax expense of $40.5 million in 2021 compared to income tax expense of $16.1 million in 2020. The increase is primarily due to higher earnings in 2021 and the jurisdictional mix of our earnings.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions. Generally, our consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. However, in 2020 our consolidated effective income tax rate was lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions. See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Our consolidated effective income tax rate in 2022 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations and due to the expected mix of earnings.

Comparison of 2019 to 2020 Results of Operations

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

Our income from operations was also minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020. Although storm damage to core manufacturing facilities was not severe, a variety of factors, including loss of utilities, limited availability of employees to return to work and restrictions on the facility’s access to raw materials, prevented the resumption of operations until September 25, 2020. LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations. The Kronos warehouse and slurry facilities located near LPC’s facility were also temporarily closed due to the hurricane, but property damage to these facilities was not significant. Our 2020 income from operations includes immaterial costs related to Hurricane Laura, primarily costs to relocate inventory and modify shipping schedules in order to maintain service levels to our customers following the hurricane. We believe insurance (subject to applicable deductibles) will cover a majority of our losses from the hurricane, including property damage, business interruption losses related to our share of LPC’s lost production and other costs resulting from the disruption of operations. To date, we have not yet recognized any insurance recoveries because the ultimate disposition of our portion of the business interruption claim is not yet determinable; however, LPC has received a portion of the proceeds related to its property damage claim. On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility. Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane. Similar to Hurricane Laura, losses determined to be incurred by LPC and us as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

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

Impact of changes in currency exchange rates - 2021 vs. 2020
				Translation
				gains/(losses)	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2020	2021	Change	rate changes	2021 vs. 2020

	(In millions)
Impact on:
Net sales	$-	$-	$-	$43	$43
Income from operations	(4)	2	6	(19)	(13)

The $43 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $13 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $19 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Impact of changes in currency exchange rates - 2020 vs. 2019
				Translation
				gains	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2019	2020	Change	rate changes	2020 vs. 2019

	(In millions)
Impact on:
Net sales	$-	$-	$-	$9	$9
Income from operations	2	(4)	(6)	12	6

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

The $6 million increase in income from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Outlook

Based on current market conditions, we expect global demand for consumer products, including those of our customers, to remain strong throughout 2022. Therefore, we expect to continue to produce at full capacity and will match sales volumes with production volumes which will result in lower sales volumes in 2022 as compared to 2021 based on current inventory levels. As global economic activity continued to recover from the COVID-19 pandemic throughout 2021, we experienced certain disruptions in global supply chains including availability of third-party feedstock and other raw materials along with transportation and logistics delays. Thus far our operations team has been able to manage through these disruptions with minimal impact on our operations; however, we expect these challenges to continue for the foreseeable future. We experienced increases in our feedstock costs in 2021 (primarily in the second half of 2021) and we expect our feedstock costs to continue to increase in 2022 as compared to the average 2021 costs. In addition to feedstock increases, we continue to experience increasing production costs, including higher raw material and related shipping costs and higher energy and utility costs (especially in Europe), all of which are likely to continue into 2022. At the beginning of 2021, our average TiO2 selling prices were 3% lower than at the beginning of 2020 and average TiO2 selling prices increased 16% in 2021. As a result of rising costs and continued strong customer demand, we expect selling prices for TiO2 will continue to rise in 2022, which we expect to mitigate increases in distribution, raw material, energy and other production costs. We expect our 2022 sales and income from operations will be higher than in 2021; however, increasing costs will continue to challenge margins. We continue to monitor current and anticipated near-term customer demand levels and will align our production and inventories accordingly.

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

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2021, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

●	Long-lived assets – The net book value of our property and equipment totaled $503.4 million at December 31, 2021. We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable. Such determination is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2021 because no such impairment indicators were present.
●	Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 10 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $28.0 million in 2019, $32.7 million in 2020 and $31.3 million in 2021. The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our plans which aggregated $16.2 million in 2019, $16.6 million in 2020 and $19.1 million in 2021.

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

At December 31, 2021, approximately 73%, 15%, 7% and 2% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations	Obligations	Obligations
	at December 31, 2019	at December 31, 2020	at December 31, 2021
	and expense in 2020	and expense in 2021	and expense in 2022
Germany	1.0%	.7%	1.2%
Canada	3.0%	2.4%	2.9%
Norway	2.3%	1.7%	1.9%
U.S.	3.1%	2.2%	2.6%

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

At December 31, 2021, approximately 58%, 23%, 12% and 3% of the plan assets related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

Our assumed long-term rates of return on plan assets for 2019, 2020 and 2021 were as follows:

	2019	2020	2021
Germany	2.3%	1.0%	2.0%
Canada	4.0%	3.5%	3.1%
Norway	4.0%	4.0%	2.8%
U.S.	5.5%	4.5%	4.0%

Our long-term rate of return on plan asset assumptions in 2022 used for purposes of determining our 2022 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 2.0%, 3.8%, 3.0% and 4.0%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2022, we expect our defined benefit pension expense will approximate $26.4 million in 2022. In comparison, we expect to be required to contribute approximately $18 million to such plans during 2022.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2021, our aggregate projected benefit obligations would have increased by approximately $34 million at that date and our defined benefit pension expense would be expected to increase by approximately $2.2 million during 2022. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1.2 million during 2022.

●	Income taxes – We operate globally and the calculation of our provision for income taxes and our deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which we operate. Significant judgments and estimates are required in determining our consolidated provision for income taxes due to the global nature of our operations. Our provision for income taxes and deferred tax assets and liabilities reflect our best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

For example, at December 31, 2021 we have substantial net operating loss carryforwards in Germany (the equivalent of $451 million for German corporate tax purposes) and Belgium (the equivalent of $19 million for Belgian corporate tax purposes). At December 31, 2021, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our non-U.S. subsidiaries. For example, during 2021, relative changes in currency exchange rates resulted in a $10.6 million decrease in the reported amount of our cash, cash equivalents and restricted cash compared to a $13.8 million increase in 2020 and a $2.3 million decrease in 2019.

Cash provided by operating activities was $206.5 million in 2021 compared to $102.5 million in 2020. This $104.0 million increase in the amount of cash provided was primarily due to the net effect of the following:

●	higher income from operations in 2021 of $70.9 million,
●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2021 of $51.8 million as compared to 2020,
●	higher cash paid for income taxes in 2021 of $26.3 million due to increased earnings in 2021, and
●	higher net distributions from our TiO2 manufacturing joint venture in 2021 of $16.6 million.

Cash provided by operating activities was $102.5 million in 2020 compared to $160.3 million in 2019. This $57.8 million decrease in the amount of cash provided was primarily due to the net effect of the following:

●	lower income from operations in 2020 of $29.6 million,
●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2020 of $45.8 million as compared to 2019,
●	lower cash paid for income taxes in 2020 of $20.5 million due to decreased earnings in 2020, and

●	higher net contributions to our TiO2 manufacturing joint venture in 2020 of $3.5 million.

Changes in working capital are affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, decreased from December 31, 2020 to December 31, 2021, primarily due to relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2020 to December 31, 2021, primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in 2021 compared to 2020 and due to supply disruptions and other transportation delays impacting the timing of raw material shipments (except for the fourth quarter of 2021 where production volumes exceeded sales volumes).

For comparative purposes, we have provided prior year numbers below.

	December 31, 2019	December 31, 2020	December 31, 2021
DSO	71 days	68 days	65 days
DSI	83 days	74 days	59 days

Investing activities

Our capital expenditures were $58.6 million in 2021 compared to $62.8 million in 2020 and $55.1 million in 2019. Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities. Our capital expenditures during the past three years include an aggregate of $56.0 million (including $14.2 million in 2021) for our ongoing environmental protection and compliance programs.

During 2021 and 2020, we had no loans or collections under our unsecured revolving demand promissory note with Valhi. In 2019, we loaned $16.6 million and subsequently collected $16.6 million under such facility.

In addition, we received $1.5 million and $2.6 million in 2020 and 2019, respectively, from an insurance settlement related to a property damage claim.

Financing activities

During 2021, we:

●	paid quarterly dividends of $.18 per share to stockholders aggregating $83.2 million, and
●	acquired 14,409 shares of our common stock in market transactions for an aggregate purchase price of $.2 million.

During 2020, we:

●	paid quarterly dividends of $.18 per share to stockholders aggregating $83.2 million, and
●	acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million.

During 2019, we:

●	paid quarterly dividends of $.18 per share to stockholders aggregating $83.4 million, and
●	acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million.

In February 2022, our board of directors declared a first quarter 2022 regular quarterly dividend of $.19 per share, payable March 17, 2022 to stockholders of record as of March 8, 2022.

Outstanding debt obligations and borrowing availability

At December 31, 2021, our consolidated debt comprised:

●	€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($448.8 million carrying amount, net of unamortized debt issuance costs) due in September 2025, and
●	approximately $2.4 million of other indebtedness.

On April 20, 2021, we entered into a new $225 million global revolving credit facility (Global Revolver) which matures in April 2026. We had no outstanding borrowings on the new Global Revolver at December 31, 2021 and approximately $213 million was available for borrowings thereunder. Our Senior Secured Notes and our new Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments (including our revolving line of credit for which we have no outstanding borrowings at December 31, 2021) are discussed in Note 8 to our Consolidated Financial Statements. We are in compliance with all of our debt covenants at December 31, 2021. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through their maturity.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Senior Secured Notes, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. Our Senior Secured Notes are collateralized by, among other things, a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor. Our global revolving credit facility is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories. See Note 8 to our Consolidated Financial Statements.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is cash flows from operating activities which is generally used to (i) fund capital expenditures, (ii) repay any short-term indebtedness incurred for working capital purposes, (iii) provide for the payment of dividends and (iv) fund purchases of shares of our common stock under our stock repurchase program. From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. We will also from time-to-time sell assets outside the ordinary course of business and use the proceeds to (i) repay existing indebtedness, (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

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

Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2022) and our long-term obligations (defined as the five-year period ending December 31, 2026, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2021 we had:

	Held by
	U.S.	Non-U.S.
	entities	entities	Total

	(In millions)
Cash and cash equivalents	$261.9	$144.1	$406.0
Current restricted cash	-	2.1	2.1
Noncurrent restricted cash	-	4.5	4.5
Noncurrent marketable securities	4.2	-	4.2

Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Stock repurchase program

At December 31, 2021, we have 1,549,110 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 13 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $95 million on capital expenditures during 2022 (including approximately $29 million contractually committed at December 31, 2021), primarily to maintain and improve our existing facilities. We estimate approximately $32 million of our 2022 capital expenditures will be in environmental compliance, protection and improvement programs which are primarily focused on increasing operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants. Capital spending for 2022 is expected to be funded through cash on hand or borrowing under our existing credit facility. It is possible we will delay planned capital projects based on market conditions.

Commitments and contingencies

See Notes 12 and 15 to our Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

As described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease, raw material supply and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 7, 8, 14 and 15 to our Consolidated Financial Statements.

Recent accounting pronouncements

Not applicable

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates, equity security and raw materials prices.

Interest rates

At December 31, 2020 and 2021, our fixed-rate, euro-denominated Senior Secured Notes comprised the majority of our aggregate indebtedness. The fixed-rate debt instrument minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2020 and 2021. Information shown below for our euro-denominated Senior Secured Notes is presented in its U.S. dollar equivalent at December 31, 2020 and 2021 (net of unamortized debt issuance costs of $4.7 million and $3.5 million, respectively) using an exchange rate of U.S. $1.226 per euro and $1.131 per euro, respectively. See Note 8 to our Consolidated Financial Statements.

	Indebtedness amount		Year-end
	Carrying	Fair	interest	Maturity
	amount	value	rate	date

	(In millions)
December 31, 2021
Fixed-rate Senior Secured Notes	$448.8	$460.2	3.75%	2025
December 31, 2020
Fixed-rate Senior Secured Notes	$485.7	$499.9	3.75%	2025

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

Also, we are subject to currency exchange rate risk associated with our Senior Secured Notes, as such indebtedness is denominated in the euro. At December 31, 2021, we had the equivalent of $452.3 million outstanding under our euro-denominated Senior Secured Notes (exclusive of unamortized debt issuance costs.) The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at December 31, 2021 would be approximately $45 million.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Tim C. Hafer, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2021, our chief executive officer filed such annual certification with the NYSE. The 2021 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2021 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2022 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2022 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2022 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2022 proxy statement. See also Note 14 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2022 proxy statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)	Financial Statements
The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2021 will be furnished to the Commission upon request.

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

10.17**	Unsecured Revolving Demand Promissory Note dated December 31, 2021 in the principal amount of $30.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.
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

10.21

Credit Agreement dated as of April 20, 2021, by and among the Company, Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2021.

10.22

Guaranty and Security Agreement dated as of April 20, 2021, by and among the Company, Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2021.

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
Robert D. Graham, March 9, 2022
(Vice Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 9, 2022	John E. Harper, March 9, 2022
(Chair of the Board (non-executive))	(Director)

/s/ Robert D. Graham	/s/ Meredith W. Mendes
Robert D. Graham, March 9, 2022	Meredith W. Mendes, March 9, 2022
(Vice Chairman and Chief Executive Officer)	(Director)

/s/ Tim C. Hafer	/s/ Cecil H. Moore, Jr.
Tim C. Hafer, March 9, 2022	Cecil H. Moore, Jr., March 9, 2022
(Senior Vice President and Chief Financial Officer,	(Director)
Principal Financial Officer)

/s/ Thomas P. Stafford
Thomas P. Stafford, March 9, 2022
(Director)

/s/ R. Gerald Turner
R. Gerald Turner, March 9, 2022
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kronos Worldwide, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kronos Worldwide, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes

As described in Note 12 to the consolidated financial statements, the Company recorded a provision for income taxes of $40.5 million and recorded noncurrent deferred tax asset and deferred tax liability amounts of $106.8 million and $28.1 million, respectively, for the year ended December 31, 2021. As disclosed by management, the Company operates globally and the calculation of the Company's provision for income taxes and its deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations.  The Company’s effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which the Company operates. Significant judgments and estimates are required by management in determining the consolidated provision for income taxes due to the global nature of the Company’s operations. The Company's provision for income taxes and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

The principal consideration for our determination that performing procedures relating to income taxes is a critical audit matter is the significant judgment by management when developing the estimate of current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to the recognition and measurement of deferred tax assets and liabilities and management's assessment of the estimated current and future taxes to be paid, including evaluating management’s interpretation of tax laws and regulations.

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

March 9, 2022

We have served as the Company’s auditor since 1997.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2020	2021
Current assets:
Cash and cash equivalents	$355.3	$406.0
Restricted cash	2.0	2.1
Accounts and other receivables, net	319.5	360.7
Receivables from affiliates	3.5	18.4
Inventories, net	519.0	432.3
Prepaid expenses and other	19.0	38.5

Total current assets	1,218.3	1,258.0

Other assets:
Investment in TiO2 manufacturing joint venture	103.3	101.9
Restricted cash	4.7	4.5
Marketable securities	2.2	4.2
Operating lease right-of-use assets	26.1	19.9
Deferred income taxes	151.0	106.8
Other	6.5	14.1

Total other assets	293.8	251.4

Property and equipment:
Land	44.1	43.9
Buildings	233.9	222.2
Equipment	1,173.7	1,122.1
Mining properties	127.8	129.6
Construction in progress	56.1	72.7
	1,635.6	1,590.5
Less accumulated depreciation and amortization	1,111.0	1,087.1

Net property and equipment	524.6	503.4

Total assets	$2,036.7	$2,012.8

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2020	2021
Current liabilities:
Current maturities of long-term debt	$.7	$1.4
Accounts payable and accrued liabilities	215.9	256.9
Payables to affiliates	27.9	18.2
Income taxes	15.7	12.3

Total current liabilities	260.2	288.8

Noncurrent liabilities:
Long-term debt	486.7	449.8
Accrued pension costs	372.6	287.4
Payable to affiliate - income taxes	50.6	44.7
Operating lease liabilities	18.8	15.8
Deferred income taxes	24.6	28.1
Other	26.7	28.0

Total noncurrent liabilities	980.0	853.8

Stockholders’ equity:
Common stock, $.01 par value; 240.0 shares authorized; 115.5 shares issued and outstanding	1.2	1.2
Additional paid-in capital	1,395.3	1,395.4
Retained deficit	(151.8)	(122.1)
Accumulated other comprehensive loss	(448.2)	(404.1)
Treasury stock, at cost	-	(.2)

Total stockholders’ equity	796.5	870.2

Total liabilities and stockholders’ equity	$2,036.7	$2,012.8

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years ended December 31,
	2019	2020	2021
Net sales	$1,731.1	$1,638.8	$1,939.4
Cost of sales	1,344.9	1,287.6	1,493.2

Gross margin	386.2	351.2	446.2

Selling, general and administrative expense	228.2	218.6	248.9
Other operating income (expense):
Currency transactions, net	2.0	(4.0)	1.6
Other income, net	.9	1.4	3.2
Corporate expense	(15.1)	(13.8)	(15.0)

Income from operations	145.8	116.2	187.1

Other income (expense):
Interest and dividend income	6.7	1.8	.4
Insurance settlement gain	2.6	1.5	-
Marketable equity securities	(.1)	(1.1)	2.0
Other components of net periodic pension and OPEB cost	(15.2)	(19.4)	(16.5)
Interest expense	(18.7)	(19.0)	(19.6)

Income before income taxes	121.1	80.0	153.4

Income tax expense	34.0	16.1	40.5

Net income	$87.1	$63.9	$112.9

Net income per basic and diluted share	$.75	$.55	$.98

Weighted average shares used in the calculation of net income per share	115.8	115.6	115.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2019	2020	2021
Net income	$87.1	$63.9	$112.9

Other comprehensive income (loss), net of tax:
Currency translation	(1.8)	13.4	(7.0)
Defined benefit pension plans	(22.2)	(12.3)	51.2
Other postretirement benefit plans	(.5)	(.5)	(.1)

Total other comprehensive income (loss), net	(24.5)	.6	44.1

Comprehensive income	$62.6	$64.5	$157.0

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2019, 2020 and 2021

(In millions)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2018	$1.2	$1,399.1	$(136.2)	$(424.3)	$-	$839.8

Net income	-	-	87.1	-	-	87.1
Other comprehensive loss, net of tax	-	-	-	(24.5)	-	(24.5)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.72 per share	-	-	(83.4)	-	-	(83.4)
Treasury stock acquired	-	-	-	-	(3.0)	(3.0)
Treasury stock retired	-	(3.0)	-	-	3.0	-

Balance at December 31, 2019	1.2	1,396.2	(132.5)	(448.8)	-	816.1

Net income	-	-	63.9	-	-	63.9
Other comprehensive income, net of tax	-	-	-	.6	-	.6
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.72 per share	-	-	(83.2)	-	-	(83.2)
Treasury stock acquired	-	-	-	-	(1.0)	(1.0)
Treasury stock retired	-	(1.0)	-	-	1.0	-

Balance at December 31, 2020	1.2	1,395.3	(151.8)	(448.2)	-	796.5

Net income	-	-	112.9	-	-	112.9
Other comprehensive income, net of tax	-	-	-	44.1	-	44.1
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.72 per share	-	-	(83.2)	-	-	(83.2)
Treasury stock acquired	-	-	-	-	(.2)	(.2)

Balance at December 31, 2021	$1.2	$1,395.4	$(122.1)	$(404.1)	$(.2)	$870.2

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net income	$87.1	$63.9	$112.9
Depreciation	48.1	58.1	51.3
Amortization of operating lease right-of-use assets	6.8	6.5	6.6
Deferred income taxes	6.5	(3.2)	14.3
Benefit plan expense greater than cash funding	11.1	15.7	11.9
Marketable equity securities	.1	1.1	(2.0)
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(9.3)	(12.8)	3.8
Other, net	2.5	.9	.8
Change in assets and liabilities:
Accounts and other receivables, net	(6.8)	(4.7)	(58.6)
Inventories, net	(7.1)	13.3	65.8
Prepaid expenses	.3	(3.0)	(20.5)
Accounts payable and accrued liabilities	24.6	(33.2)	47.2
Income taxes	(3.1)	6.6	(1.6)
Accounts with affiliates	(.7)	(4.3)	(26.3)
Other noncurrent assets	-	(4.6)	(5.1)
Other noncurrent liabilities	.2	2.2	6.0

Net cash provided by operating activities	160.3	102.5	206.5

Cash flows from investing activities:
Capital expenditures	(55.1)	(62.8)	(58.6)
Loan to Valhi:
Loans	(16.6)	-	-
Collections	16.6	-	-
Proceeds from insurance settlement	2.6	1.5	-

Net cash used in investing activities	(52.5)	(61.3)	(58.6)

Cash flows from financing activities:
Payments on long-term debt	(1.5)	(1.1)	(1.4)
Deferred financing fees	-	-	(1.9)
Dividends paid	(83.4)	(83.2)	(83.2)
Treasury stock acquired	(3.0)	(1.0)	(.2)

Net cash used in financing activities	(87.9)	(85.3)	(86.7)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2019	2020	2021
Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$19.9	$(44.1)	$61.2
Effect of currency exchange rate changes on cash	(2.3)	13.8	(10.6)

Net change for the year	17.6	(30.3)	50.6

Balance at beginning of period	374.7	392.3	362.0

Balance at end of period	$392.3	$362.0	$412.6

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$17.4	$18.0	$18.0
Income taxes	35.8	15.3	41.6
Accrual for capital expenditures	9.1	5.8	4.8

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 – Summary of significant accounting policies:

Organization and basis of presentation – At December 31, 2021, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 30% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2021, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries, taken as a whole.

Management’s estimates – In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously estimated amounts under different assumptions or conditions.

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

Marketable securities and securities transactions – We carry marketable securities at fair value. Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
●	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

We use an estimated incremental borrowing rate to determine the present value of lease payments (unless we can determine the rate implicit in the lease, which is generally not the case). Our incremental borrowing rate for each of our leases is derived from available information, including our current debt and credit facility and U.S. and European yield curves as well as publicly available data for instruments with similar characteristics, adjusted for factors such as collateralization and term.

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

Property and equipment and depreciation – We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects. Capitalized interest costs were $.6 million in 2019, $.5 million in 2020 and $1.1 million in 2021. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 15. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net payments of income taxes to Valhi of $10.7 million, $6.6 million and $17.6 million in 2019, 2020 and 2021, respectively.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested. At December 31, 2021, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our investments in our non-U.S. subsidiaries, other than post-1986 undistributed earnings of our European subsidiaries and all undistributed earnings of our Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act), and the U.S. taxation of such investments in the states in which we operate. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Frequently, we receive orders for products to be delivered over dates that may extend across reporting periods. We invoice for each delivery upon shipment and recognize revenue for each distinct shipment when all sales recognition criteria for that shipment have been satisfied. As scheduled delivery dates for these orders are within a one-year period, under the optional exemption provided by ASC 606, we do not disclose sales allocated to future shipments of partially completed contracts.

ASC 606 requires a disaggregation of our sales into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. We have determined such disaggregation of our sales is the same as the disclosure of our sales by place of manufacture (point of origin) and to the location of the customer (point of destination). See Note 2.

Selling, general and administrative expense; distribution costs – Selling, general and administrative expense includes costs related to marketing, sales, distribution (shipping and handling), research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. We include distribution (shipping and handling) costs in selling, general and administrative expense and these costs were $111 million in 2019, $112 million in 2020 and $132 million in 2021. We expense research and development costs as incurred, and these costs were $17 million in 2019, $16 million in 2020 and $17 million in 2021. We expense advertising costs as incurred and these costs were not material in any year presented.

Note 2 – Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (TiO2). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics. At December 31, 2020 and 2021, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $319 million and $338 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net sales - point of origin:
United States	$998.5	$978.8	$1,052.1
Germany	883.6	836.0	971.7
Canada	328.7	319.5	371.9
Belgium	270.7	249.5	295.7
Norway	192.2	211.8	257.2
Eliminations	(942.6)	(956.8)	(1,009.2)
Total	$1,731.1	$1,638.8	$1,939.4

Net sales - point of destination:
Europe	$823.5	$783.2	$945.0
North America	575.6	569.3	645.7
Other	332.0	286.3	348.7
Total	$1,731.1	$1,638.8	$1,939.4

	December 31,
	2020	2021

	(In millions)
Identifiable assets - net property and equipment:
Germany	$228.2	$207.3
Belgium	107.3	106.9
Canada	87.9	90.5
Norway	86.7	85.2
Other	14.5	13.5
Total	$524.6	$503.4

Note 3 – Accounts and other receivables, net:

	December 31,
	2020	2021

	(In millions)
Trade receivables	$294.8	$326.3
Recoverable VAT and other receivables	21.3	32.4
Refundable income taxes	5.3	4.0
Allowance for doubtful accounts	(1.9)	(2.0)
Total	$319.5	$360.7

Note 4 – Inventories, net:

	December 31,
	2020	2021

	(In millions)
Raw materials	$133.2	$76.3
Work in process	36.8	30.4
Finished products	269.2	245.6
Supplies	79.8	80.0
Total	$519.0	$432.3

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

	Years ended December 31,
	2019	2020	2021

	(In millions)
Distributions from LPC	$40.6	$32.7	$28.5
Contributions to LPC	(49.9)	(45.5)	(24.7)
Net distributions (contributions)	$(9.3)	$(12.8)	$3.8

Summary balance sheets of LPC are shown below:

	December 31,
	2020	2021

	(In millions)
ASSETS
Current assets	$105.8	$111.7
Property and equipment, net	134.1	142.6
Total assets	$239.9	$254.3

LIABILITIES AND PARTNERS’ EQUITY
Other liabilities, primarily current	$30.6	$47.8
Partners’ equity	209.3	206.5
Total liabilities and partners’ equity	$239.9	$254.3

Summary income statements of LPC are shown below:

	Years ended December 31,
	2019	2020	2021

	(In millions)
Revenues and other income:
Kronos	$176.2	$167.8	$188.6
Venator Investments	177.0	168.3	189.6
Total revenues and other income	353.2	336.1	378.2

Cost and expenses:
Cost of sales	352.8	335.7	377.8
General and administrative	.4	.4	.4
Total costs and expenses	353.2	336.1	378.2
Net income	$-	$-	$-

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	gain (loss)

		(In millions)
December 31, 2020:
Valhi common stock	1	$2.1	$3.2	$(1.1)
NL and CompX common stocks	1.1		.1	-
Total		$2.2	$3.3	$(1.1)

December 31, 2021:
Valhi common stock	1	$4.1	$3.2	$.9
NL and CompX common stocks	1.1		.1	-
Total		$4.2	$3.3	$.9

At December 31, 2020 and 2021, we held approximately 144,000 shares of Valhi’s common stock. The per share quoted market price of Valhi’s common stock was $15.20 and $28.75, at December 31, 2020 and 2021, respectively. We also held a nominal number of shares of CompX and NL common stocks.

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

During 2020 and 2021, our operating lease expense approximated $7.6 million and $7.7 million, respectively (which approximates the amount of cash paid during each year for our operating leases included in the determination of our cash flows from operating activities). During 2020 and 2021, variable lease expense and short-term lease expense were not material. During 2020 and 2021, we entered into new operating leases which resulted in the recognition of $2.5 million and $3.8 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheets. At December 31, 2020 and 2021, the weighted average remaining lease term of our operating leases was approximately 15 years and 17 years, respectively, and the weighted average discount rate associated with such leases was approximately 4.8% and 5.0%, respectively. Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2021, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2022	$4.2
2023	3.0
2024	2.1
2025	1.6
2026	1.4
2027 and thereafter	17.6
Total remaining lease payments	29.9
Less imputed interest	10.4
Total lease obligations	19.5
Less current obligations	3.7
Long term lease obligations	$15.8

With respect to our land lease associated with our Leverkusen facility, we periodically establish the amount of rent for such land lease by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us. As such, we will account for any change in the rent associated with such lease as a lease modification. Of the $19.5 million total lease obligations at December 31, 2021, $6.9 million relates to our Leverkusen facility land lease.

At December 31, 2021, we have no significant lease commitments that have not yet commenced.

Note 8 – Long-term debt:

	December 31,
	2020	2021

	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$485.7	$448.8
Other	1.7	2.4
Total debt	487.4	451.2
Less current maturities	.7	1.4
Total long-term debt	$486.7	$449.8

Senior Notes – On September 13, 2017, Kronos International, Inc. (KII), our wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (Senior Notes), at par value ($477.6 million when issued). The Senior Notes:

●	bear interest at 3.75% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on March 15, 2018;
●	have a maturity date of September 15, 2025. We may redeem the Senior Notes at redemption prices ranging from 102.813% of the principal amount, declining to 100% on or after September 15, 2023. If we experience certain specified change of control events, we would be required to make an offer to purchase the Senior Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of the Senior Notes at par value in the event that we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period;
●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of our direct and indirect domestic, wholly-owned subsidiaries;
●	are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor;
●	contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and
●	contain customary default provisions, including a default under any of our other indebtedness in excess of $50.0 million.

The carrying value of the Senior Notes at December 31, 2021 is stated net of unamortized debt issuance costs of $3.5 million (December 31, 2020 - $4.7 million).

Revolving credit facility

On April 20, 2021, we entered into a new global $225 million revolving credit facility (Global Revolver) which matures in April 2026. The Global Revolver replaces our previously existing North American and European revolving credit facilities and there were no borrowings on either facility in 2020 and 2021 through their termination concurrent with entering into the Global Revolver. Borrowings under the Global Revolver are available for our general corporate purposes. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver. Borrowings by our Canadian, Belgian and German subsidiaries are limited to $25 million, €30 million and €60 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at our option, at the applicable non-base rate (LIBOR, CDOR or EURIBOR, dependent on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

Since inception, we have had no borrowings or repayments under the Global Revolver and at December 31, 2021, approximately $213 million was available for borrowing under this revolving facility.

Aggregate maturities and other – Aggregate maturities of debt at December 31, 2021 are presented in the table below.

Years ending December 31,	Amount
(In millions)
2022	$1.4
2023	1.0
2024	-
2025	452.3
2026	-
2027 and thereafter	-
Gross maturities	454.7
Less debt issuance costs	3.5
Total	$451.2

We are in compliance with all of our debt covenants at December 31, 2021.

Note 9 – Accounts payable and accrued liabilities:

	December 31,
	2020	2021

	(In millions)
Accounts payable	$111.0	$143.6
Accrued sales discounts and rebates	29.1	28.7
Employee benefits	27.8	28.9
Operating lease liabilities	6.7	3.7
Other	41.3	52.0
Total	$215.9	$256.9

Note 10 – Defined contribution and defined benefit retirement plans:

Defined contribution plans – We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense approximated $3.1 million in 2019, $3.4 million in 2020 and $3.9 million in 2021.

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

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2022. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2022	$25.5
2023	25.4
2024	27.4
2025	27.5
2026	29.1
Next 5 years	167.8

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2020	2021

	(In millions)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$738.2	$846.7
Service cost	13.3	14.7
Interest cost	10.0	8.2
Participant contributions	1.8	2.0
Actuarial losses (gains)	46.6	(45.4)
Change in currency exchange rates	58.6	(55.0)
Benefits paid	(21.8)	(23.1)
Benefit obligations at end of the year	846.7	748.1

Change in plan assets:
Fair value of plan assets at beginning of the year	437.5	481.8
Actual return on plan assets	18.7	17.7
Employer contributions	16.0	18.7
Participant contributions	1.8	2.0
Change in currency exchange rates	29.6	(27.0)
Benefits paid	(21.8)	(23.1)
Fair value of plan assets at end of year	481.8	470.1
Funded status	$(364.9)	$(278.0)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$4.5	$7.6
Noncurrent accrued pension costs	(369.4)	(285.6)
Total	$(364.9)	$(278.0)

Amounts recognized in accumulated other comprehensive loss:
Actuarial losses	$304.5	$233.3
Prior service cost	.8	.4
Total	$305.3	$233.7

Accumulated benefit obligations (ABO)	$819.7	$723.7

The total net underfunded status of our non-U.S. defined benefit pension plans decreased from $364.9 million at December 31, 2020 to $278.0 million at December 31, 2021 due to the change in our PBO during 2021 exceeding the change in plan assets during 2021. The decrease in our PBO in 2021 was primarily attributable to actuarial gains due to the increase in discount rates from year end 2020 and favorable currency fluctuations, primarily from the strengthening of the U.S. dollar relative to the euro. The decrease in our plan assets in 2021 was primarily attributable to unfavorable currency fluctuations, primarily from the strengthening of the U.S. dollar relative to the euro in addition to the net effects of plan asset returns, employer and participant contributions and benefits paid in 2021.

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below. The amounts shown below for the amortization of prior service cost and recognized actuarial losses for 2019, 2020 and 2021 were recognized as components of our accumulated other comprehensive loss at December 31, 2018, 2019 and 2020, respectively, net of deferred income taxes.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net periodic pension cost (income):
Service cost	$12.8	$13.3	$14.7
Interest cost	13.3	10.0	8.2
Expected return on plan assets	(11.7)	(8.7)	(11.2)
Recognized actuarial losses	12.8	17.3	19.4
Amortization of prior service cost	.2	.2	.2
Total	$27.4	$32.1	$31.3

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2020	2021

	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$790.9	$695.2
ABO	768.1	674.4
Fair value of plan assets	421.5	409.4

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2020 and 2021 are presented in the table below.

	December 31,
Rate	2020	2021
Discount rate	1.0%	1.5%
Increase in future compensation levels	2.6%	2.6%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2019, 2020 and 2021 are presented in the table below.

	Years ended December 31,
Rate	2019	2020	2021
Discount rate	2.1%	1.4%	1.0%
Increase in future compensation levels	2.6%	2.6%	2.6%
Long-term return on plan assets	2.9%	2.0%	2.4%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	December 31,
	2020	2021

	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$18.3	$19.4
Interest cost	.6	.5
Actuarial losses (gains)	1.6	(.6)
Settlements	-	(.5)
Benefits paid	(1.1)	(1.1)
Benefit obligations at end of the year	19.4	17.7

Change in plan assets:
Fair value of plan assets at beginning of the year	14.6	16.1
Actual return on plan assets	2.0	.5
Employer contributions	.6	.4
Benefits paid	(1.1)	(1.1)
Fair value of plan assets at end of year	16.1	15.9
Funded status	$(3.3)	$(1.8)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$(.1)	$-
Noncurrent	(3.2)	(1.8)
Total	$(3.3)	$(1.8)

Amounts recognized in accumulated other comprehensive loss - actuarial losses	$10.9	$9.8

ABO	$19.4	$17.7

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below. The amounts shown below for recognized actuarial losses for 2019, 2020 and 2021 were recognized as components of our accumulated other comprehensive loss at December 31, 2018, 2019 and 2020 respectively, net of deferred income taxes.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net periodic pension cost (income):
Interest cost on PBO	$.7	$.6	$.5
Expected return on plan assets	(.7)	(.6)	(.6)
Recognized actuarial losses	.6	.6	.6
Settlement gain	-	-	(.5)
Total	$.6	$.6	$-

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2020 and 2021 are 2.2% and 2.6%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2019, 2020 and 2021 are presented in the table below. The impact of assumed increases in future compensation levels also does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

	Years ended December 31,
Rate	2019	2020	2021
Discount rate	4.1%	3.1%	2.2%
Long-term return on plan assets	5.5%	4.5%	4.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the tables above for actuarial losses and prior service cost at December 31, 2020 and 2021 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive loss at December 2020 and 2021.

The table below details the changes in our consolidated other comprehensive income (loss) during 2019, 2020 and 2021.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial (losses) gains	$(48.5)	$(36.8)	$52.5
Amortization of unrecognized:
Net actuarial losses	13.4	17.9	20.0
Prior service cost	.2	.2	.2
Total	$(34.9)	$(18.7)	$72.7

In determining the expected long-term rate of return on our U.S. and non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment in the Bayer investment fund. We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer fund and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market. We periodically evaluate the results of our valuation model against actual returns in the Bayer fund and adjust the model as needed. The Bayer fund periodic reports are subject to audit by the German pension regulator.
●	In Canada, we currently have a plan asset target allocation of 20% to equity securities and 80% to fixed income securities. We expect the long-term rate of return for such investments to approximate the applicable average equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.

●	In Norway, we currently have a plan asset target allocation of 15% to equity securities, 62% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 5%, 2%, 4% and 7%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 17% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.
●	In the U.S. we currently have a plan asset target allocation of 33% to equity securities, 59% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 9%, 3% and 2%, respectively (before plan administrative expenses). Approximately 94% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy.
●	We also have plan assets in Belgium and the United Kingdom. The Belgium plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input. The United Kingdom plan assets are invested primarily in insurance contracts that are a Level 3 input.

We regularly review our actual asset allocation for each plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2020 and 2021 is shown in the tables below.

	Fair Value Measurements at December 31, 2020
		Quoted	Significant
		prices	other	Significant
		in active	observable	unobservable	Assets
		markets	inputs	inputs	measured at
	Total	(Level 1)	(Level 2)	(Level 3)	NAV

	(In millions)
Germany	$292.5	$-	$-	$292.5	$-
Canada:
Local currency equities	.2	.2	-	-	-
Non local currency equities	26.6	26.6	-	-	-
Local currency fixed income	87.3	87.3	-	-	-
Cash and other	.9	.9	-	-	-
Norway:
Local currency equities	3.2	3.2	-	-	-
Non local currency equities	6.3	6.3	-	-	-
Local currency fixed income	26.4	16.3	10.1	-	-
Non local currency fixed income	7.7	7.7	-	-	-
Real estate	7.1	-	-	7.1	-
Cash and other	5.5	4.8	-	.7	-
U.S.:
Equities	6.3	.9	-	.2	5.2
Fixed income	8.1	8.1	-	-	-
Cash and other	1.7	1.3	-	-	.4
Other	18.1	4.3	-	13.8	-
Total	$497.9	$167.9	$10.1	$314.3	$5.6

	Fair Value Measurements at December 31, 2021
		Quoted	Significant
		prices	other	Significant
		in active	observable	unobservable	Assets
		markets	inputs	inputs	measured at
	Total	(Level 1)	(Level 2)	(Level 3)	NAV

	(In millions)
Germany	$282.9	$-	$-	$282.9	$-
Canada:
Local currency equities	.2	.2	-	-	-
Non local currency equities	21.9	21.9	-	-	-
Local currency fixed income	89.3	89.3	-	-	-
Cash and other	.8	.8	-	-	-
Norway:
Local currency equities	3.1	3.1	-	-	-
Non local currency equities	5.9	5.9	-	-	-
Local currency fixed income	25.1	15.9	9.2	-	-
Non local currency fixed income	6.7	6.7	-	-	-
Real estate	9.1	-	-	9.1	-
Cash and other	7.0	6.4	-	.6	-
U.S.:
Equities	5.6	.4	-	-	5.2
Fixed income	9.3	-	-	-	9.3
Cash and other	1.0	.6	-	-	.4
Other	18.1	.4	-	17.7	-
Total	$486.0	$151.6	$9.2	$310.3	$14.9

A rollforward of the change in fair value of Level 3 assets follows.

	December 31,
	2020	2021

	(In millions)
Fair value at beginning of year	$283.1	$314.3
Gain on assets held at end of year	4.2	15.6
Gain on assets sold during the year	-	.4
Assets purchased	14.4	16.2
Assets sold	(14.1)	(14.8)
Transfers in	-	3.5
Currency exchange rate fluctuations	26.7	(24.9)
Fair value at end of year	$314.3	$310.3

Note 11 – Other noncurrent liabilities:

	December 31,
	2020	2021

	(In millions)
Accrued postretirement benefits	$8.7	$8.4
Employee benefits	6.2	6.1
Other	11.8	13.5
Total	$26.7	$28.0

Note 12 – Income taxes:

	Years ended December 31,
	2019	2020	2021

	(In millions)
Pre-tax income:
U.S.	$37.9	$20.9	$25.5
Non-U.S.	83.2	59.1	127.9
Total	$121.1	$80.0	$153.4

Expected tax expense, at U.S. federal statutory income tax rate of 21%	$25.4	$16.8	$32.2
Non-U.S. tax rates	5.4	.7	4.6
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(4.3)	(5.5)	(3.9)
Valuation allowance, net	.7	.8	3.1
Global intangible low-tax income, net	2.4	2.7	2.8
Tax rate changes	5.5	(.3)	-
Assessment (refund) of prior tax payments, net	(2.1)	(.1)	.1
Adjustment to the reserve for uncertain tax positions, net	.7	.1	-
Nondeductible expenses	1.4	.9	1.0
Other, net	(1.1)	-	.6
Income tax expense	$34.0	$16.1	$40.5

Components of income tax expense:
Current payable:
U.S. federal and state	$5.5	$4.8	$4.6
Non-U.S.	21.9	14.9	21.6
	27.4	19.7	26.2

Deferred income taxes (benefit):
U.S. federal and state	.8	(2.6)	3.3
Non-U.S.	5.8	(1.0)	11.0
	6.6	(3.6)	14.3
Income tax expense	$34.0	$16.1	$40.5

Comprehensive provision for income taxes allocable to:
Net income	$34.0	$16.1	$40.5
Other comprehensive income (loss):
Pension plans	(13.7)	(6.0)	24.0
OPEB plans	(.2)	(.2)	-
Total	$20.1	$9.9	$64.5

The amount shown in the preceding table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate. The amount shown on such table for incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current-year earnings of all of our non-U.S. subsidiaries and (ii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

The components of our net deferred income taxes at December 31, 2020 and 2021 are summarized in the following table.

	December 31,
	2020		2021
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Inventories	$1.7	$-	$-	$(2.9)
Property and equipment	-	(58.4)	-	(62.5)
Lease assets (liabilities)	6.4	(6.5)	5.0	(5.1)
Accrued OPEB costs	2.4	-	2.3	-
Accrued pension costs	100.0	-	73.6	-
Other accrued liabilities and deductible differences	11.7	-	12.1	-
Other taxable differences	-	(1.4)	-	(3.3)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(12.0)	-	(11.2)
Tax loss and tax credit carryforwards	86.9	-	78.1	-
Valuation allowance	(4.4)	-	(7.4)	-
Adjusted gross deferred tax assets (liabilities)	204.7	(78.3)	163.7	(85.0)
Netting by tax jurisdiction	(53.7)	53.7	(56.9)	56.9
Net noncurrent deferred tax asset (liability)	$151.0	$(24.6)	$106.8	$(28.1)

We have substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $451 million for German corporate tax purposes at December 31, 2021) and in Belgium (the equivalent of $19 million for Belgian corporate tax purposes at December 31, 2021). At December 31, 2021, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized current income tax expense of $74.5 million and elected to pay such tax over an eight year period beginning in 2018. At December 31, 2021, the balance of our unpaid Transition Tax is $50.6 million, which will be paid in annual installments over the remainder of the eight-year period. Of such $50.6 million, $44.7 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability on our Consolidated Balance Sheet at December 31, 2021, and $5.9 million is included with our current payable to affiliate (income taxes payable to Valhi) classified as a current liability (a portion of our noncurrent income tax payable to affiliate was reclassified to our current payable to affiliate for the portion of our 2021 Transition Tax installment due within the next twelve months).

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property. The modification to the business interest provisions increased the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increased our allowable interest expense deduction for 2019 and 2020. Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019 and we considered such modifications in our 2020 provision for income taxes. With the expiration of these CARES Act provisions at the end of 2020, we recognized an increase in disallowed interest expense and an increase in the valuation allowance of $2.8 million for the portion of the carryforward we believe does not meet the more-likely-than-not measurement criteria in 2021.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2019, 2020 and 2021 was not material.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties discussed above) during 2019, 2020 and 2021:

	Years ended December 31,
	2019	2020	2021

	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$4.1	$3.9	$4.1
Net increase (decrease):
Tax positions taken in prior periods	(.8)	(.3)	-
Tax positions taken in current period	.7	.6	.6
Lapse due to applicable statute of limitations	-	(.5)	(.7)
Change in currency exchange rates	(.1)	.4	(.2)
Unrecognized tax benefits at end of year	$3.9	$4.1	$3.8

At December 31, 2021, all of our uncertain tax benefits are classified as a component of our noncurrent deferred tax asset. If our uncertain tax position at December 31, 2021 was recognized, a benefit of $3.8 million would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $1.1 million during the next twelve months due to the expiration of certain statutes of limitations.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2018 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2017 for Germany, 2018 for Belgium, 2016 for Canada and 2016 for Norway.

Note 13 – Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2019, our board of directors adopted a plan that provides for the award of stock to our board of directors, up to a maximum of 200,000 shares. We awarded 9,000 shares in 2019, 13,500 shares in 2020 and 7,200 shares in 2021 under this plan. At December 31, 2021, 120,200 shares are available for awards.

Stock repurchase program – Prior to 2019, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We use cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to our treasury and subsequently cancelled upon approval of the board of directors. In 2019, we acquired 264,992 shares of our common stock in market transactions for an aggregate purchase price of $3.0 million and subsequently cancelled all such shares. In 2020, we acquired 122,489 shares of our common stock in market transactions for an aggregate purchase price of $1.0 million and subsequently cancelled all such shares. In 2021, we acquired 14,409 shares of common stock in market transactions for an aggregate purchase price of $.2 million which are accounted for as treasury stock at December 31, 2021. At December 31, 2021, 1,549,110 shares are available for repurchase under this stock repurchase program.

Accumulated other comprehensive loss – Changes in accumulated other comprehensive loss for 2019, 2020 and 2021 are presented in the table below.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(245.0)	$(246.8)	$(233.4)
Other comprehensive income (loss)	(1.8)	13.4	(7.0)
Balance at end of period	$(246.8)	$(233.4)	$(240.4)

Defined benefit pension plans:
Balance at beginning of period	$(180.0)	$(202.2)	$(214.5)
Other comprehensive income -
amortization of prior service cost and net losses included in net periodic pension cost	9.5	13.4	14.9
Net actuarial gain (loss) arising during year	(31.7)	(25.7)	36.3
Balance at end of period	$(202.2)	$(214.5)	$(163.3)

OPEB plans:
Balance at beginning of period	$.7	$.2	$(.3)
Other comprehensive loss -
amortization of prior service credit and net losses included in net periodic OPEB cost	(.3)	(.2)	(.3)
Net actuarial gain (loss) arising during year	(.2)	(.3)	.2
Balance at end of period	$.2	$(.3)	$(.4)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(424.3)	$(448.8)	$(448.2)
Other comprehensive income (loss)	(24.5)	.6	44.1
Balance at end of period	$(448.8)	$(448.2)	$(404.1)

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

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2020	2021

	(In millions)
Current receivables from affiliates:
LPC	$-	$15.8
Other	3.5	2.6
	$3.5	$18.4

Current payables to affiliates:
LPC	$19.3	$17.3
Income taxes payable to Valhi	8.6	.9
	$27.9	$18.2

Noncurrent payable to affiliate -
Income taxes payable to Valhi (See Note 12)	$50.6	$44.7

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 5. Purchases of TiO2 from LPC were $176.2 million in 2019, $167.8 million in 2020 and $188.6 million in 2021. Sales of feedstock to LPC were $84.1 million in 2019, $84.2 million in 2020 and $85.4 million in 2021.

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

In this regard, prior to 2019 we entered into an unsecured revolving demand promissory note with Valhi under which as amended, we have agreed to loan Valhi up to $30 million. Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2023. Loans made to Valhi at any time are at our discretion. At December 31, 2020 and December 31, 2021, we had no outstanding loans to Valhi under this promissory note.

Interest income (including unused commitment fees) on our loan to Valhi was $.5 million in 2019, $.3 million in 2020 and $.2 million in 2021.

Under the terms of various intercorporate services agreements (ISAs) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such fees are based upon the compensation of individual Contran employees providing services for us and/or estimates of the time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate fees annually and agreements renew quarterly. The net ISA fee charged to us by Contran is included in selling, general and administrative expense and corporate expense and was $22.8 million in 2019, $23.3 million in 2020 and $24.0 million in 2021.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. Tall Pines Insurance Company, a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(excellent) for substantially all of the risks it underwrites. EWI RE, Inc., a subsidiary of Valhi, brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants prior to NL’s sale of EWI’s insurance and risk management business to a third party in November 2019. Consistent with insurance industry practices, Tall Pines receives commissions from reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites, and prior to November 2019 EWI received commissions from insurance and reinsurance underwriters for the policies that it brokered. The aggregate amount we paid under the group insurance program in 2019 was $12.5 million through the date of the sale. This amount principally represents insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers. Following the sale of EWI’s insurance and risk management business, Contran engaged the third-party insurance broker that purchased the business to provide many of the services previously provided by EWI, and we continue to utilize Tall Pines to underwrite certain insurance risks. We and our joint venture paid $19.1 million and $23.2 million in 2020 and 2021, respectively, under the group insurance program, which amounts principally represent insurance premiums, including $14.8 million and $18.6 million in 2020 and 2021, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers (which prior to the sale were made through EWI) for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2022.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established. Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services. The program apportions its costs among the participating companies. We paid Contran $.2 million in 2019 and $.3 million in both 2020 and 2021 for such services. Under the terms of a sublease agreement between Contran and us, we lease certain office space from Contran. We paid Contran $.1 million in 2019 and $.4 million in both 2020 and 2021 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2022.

Note 15 – Commitments and contingencies:

Environmental matters – Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance and overall sustainability. We update our Kronos Environmental Social Governance Report biennially, which highlights our focus on sustainability of our manufacturing operations, as well as our environmental, social and governance strategy. From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all our manufacturing facilities are in substantial compliance with applicable environmental laws.

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

Concentrations of credit risk – Sales of TiO2 accounted for 94% of our net sales in 2019, 93% in 2020 and 92% in 2021. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to approximately 4,000 customers, with the top ten customers approximating 36% of net sales in 2019, 34% in 2020 and 32% in 2021. One customer accounted for approximately 10% of our net sales in 2019 and 2020. We did not have sales to a single customer comprising 10% or more of our net sales in 2021.

The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2019	2020	2021
Europe	46%	46%	46%
North America	34%	36%	37%

Long-term contracts – We have long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2023. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $800 million over the life of the contracts in years subsequent to December 31, 2021 (including approximately $500 million committed to be purchased in 2022). In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $64 million at December 31, 2021 (including approximately $29 million committed to be purchased in 2022).

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2020 and 2021.

	December 31, 2020		December 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$362.0	$362.0	$412.6	$412.6
Long-term debt - Fixed rate Senior Notes	485.7	499.9	448.8	460.2

At December 31, 2021, the estimated market price of our Senior Notes was €1,018 per €1,000 principal amount. The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 9.