Form 10-Q
period 2022-03-31
KRONOS WORLDWIDE INC
filed 2022-05-04
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on April 29, 2022:  115,461,627.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2021	2022
		(unaudited)
Current assets:
Cash and cash equivalents	$406.0	$350.0
Restricted cash	2.1	1.8
Accounts and other receivables, net	379.1	416.4
Inventories, net	432.3	464.2
Prepaid expenses and other	38.5	47.1

Total current assets	1,258.0	1,279.5

Other assets:
Investment in TiO2 manufacturing joint venture	101.9	105.7
Restricted cash	4.5	4.4
Marketable securities	4.2	4.3
Operating lease right-of-use assets	19.9	21.5
Deferred income taxes	106.8	101.4
Other	14.1	14.7

Total other assets	251.4	252.0

Property and equipment:
Land	43.9	43.8
Buildings	222.2	221.8
Equipment	1,122.1	1,119.8
Mining properties	129.6	133.5
Construction in progress	72.7	80.4
	1,590.5	1,599.3
Less accumulated depreciation and amortization	1,087.1	1,095.5

Net property and equipment	503.4	503.8

Total assets	$2,012.8	$2,035.3

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	March 31,
	2021	2022
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$1.4	$1.4
Accounts payable and accrued liabilities	275.1	261.0
Income taxes	12.3	18.7

Total current liabilities	288.8	281.1

Noncurrent liabilities:
Long-term debt	449.8	443.8
Accrued pension costs	287.4	282.3
Payable to affiliate - income taxes	44.7	44.7
Operating lease liabilities	15.8	17.2
Deferred income taxes	28.1	26.3
Other	28.0	26.3

Total noncurrent liabilities	853.8	840.6

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,395.4	1,395.2
Retained deficit	(122.1)	(86.5)
Accumulated other comprehensive loss	(404.1)	(395.2)
Treasury stock, at cost	(.2)	(1.1)

Total stockholders’ equity	870.2	913.6

Total liabilities and stockholders’ equity	$2,012.8	$2,035.3

Commitments and contingencies (Notes 10 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Net sales	$465.0	$562.9
Cost of sales	369.3	413.6

Gross margin	95.7	149.3

Selling, general and administrative expense	58.0	61.4
Other operating income:
Currency transactions, net	(.5)	(1.5)
Other operating expense, net	(3.2)	(3.1)

Income from operations	34.0	83.3

Other income (expense):
Interest and dividend income	.1	.1
Marketable equity securities	.8	.1
Other components of net periodic pension and OPEB cost	(4.3)	(3.2)
Interest expense	(5.0)	(4.5)

Income before income taxes	25.6	75.8

Income tax expense	6.0	18.3

Net income	$19.6	$57.5

Net income per basic and diluted share	$.17	$.50

Weighted average shares used in the calculation of net income per share	115.5	115.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Net income	$19.6	$57.5

Other comprehensive income (loss), net of tax:
Currency translation	2.2	6.6
Defined benefit pension plans	3.5	2.4
Other postretirement benefit plans	(.1)	(.1)

Total other comprehensive income, net	5.6	8.9

Comprehensive income	$25.2	$66.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2021 and 2022 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2020	$1.2	$1,395.3	$(151.8)	$(448.2)	$-	$796.5
Net income	-	-	19.6	-	-	19.6
Other comprehensive income, net of tax	-	-	-	5.6	-	5.6
Dividends paid - $.18 per share	-	-	(20.8)	-	-	(20.8)

Balance at March 31, 2021	$1.2	$1,395.3	$(153.0)	$(442.6)	$-	$800.9

Balance at December 31, 2021	$1.2	$1,395.4	$(122.1)	$(404.1)	$(.2)	$870.2
Net income	-	-	57.5	-	-	57.5
Other comprehensive income, net of tax	-	-	-	8.9	-	8.9
Dividends paid - $.19 per share	-	-	(21.9)	-	-	(21.9)
Treasury stock acquired	-	-	-	-	(1.1)	(1.1)
Treasury stock retired	-	(.2)	-	-	.2	-

Balance at March 31, 2022	$1.2	$1,395.2	$(86.5)	$(395.2)	$(1.1)	$913.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$19.6	$57.5
Depreciation	12.7	12.9
Amortization of operating lease right-of-use assets	1.7	1.4
Deferred income taxes	.2	1.7
Benefit plan expense greater than cash funding	3.7	1.6
Marketable equity securities	(.8)	(.1)
Contributions to TiO2 manufacturing joint venture, net	(3.4)	(3.8)
Other, net	.1	1.6
Change in assets and liabilities:
Accounts and other receivables, net	(23.5)	(41.2)
Inventories, net	35.6	(32.8)
Prepaid expenses	5.0	(8.9)
Accounts payable and accrued liabilities	.5	(25.2)
Income taxes	.9	6.4
Accounts with affiliates	4.2	9.8
Other, net	.2	.5

Net cash provided by (used in) operating activities	56.7	(18.6)

Cash flows from investing activities - capital expenditures	(10.8)	(14.2)

Cash flows from financing activities:
Payments on long-term debt	(.2)	(.2)
Dividends paid	(20.8)	(21.9)
Treasury stock acquired	-	(1.1)

Net cash used in financing activities	(21.0)	(23.2)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	24.9	(56.0)
Effect of currency exchange rate changes on cash	(7.0)	(.4)
Balance at beginning of period	362.0	412.6

Balance at end of period	$379.9	$356.2

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$9.2	$8.3
Income taxes	3.9	5.5
Accrual for capital expenditures	2.5	3.8

See accompanying notes to Condensed Consolidated Financial Statements

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2022, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2022, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission (SEC) on March 9, 2022 (2021 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	March 31,
	2021	2022

	(In millions)
Trade receivables	$326.3	$374.1
Recoverable VAT and other receivables	32.4	23.4
Receivables from affiliates:
Louisiana Pigment Company, L.P. (LPC)	15.8	15.2
Other	2.6	2.8
Refundable income taxes	4.0	4.0
Allowance for doubtful accounts	(2.0)	(3.1)
Total	$379.1	$416.4

Note 3 - Inventories, net:

	December 31,	March 31,
	2021	2022

	(In millions)
Raw materials	$76.3	$97.1
Work in process	30.4	35.6
Finished products	245.6	249.0
Supplies	80.0	82.5
Total	$432.3	$464.2

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

		(In millions)
December 31, 2021:
Valhi common stock	1	$4.1	$3.2	$.9
NL and CompX common stocks	1.1		.1	-
Total		$4.2	$3.3	$.9

March 31, 2022:
Valhi common stock	1	$4.2	$3.2	$1.0
NL and CompX common stocks	1.1		.1	-
Total		$4.3	$3.3	$1.0

At December 31, 2021 and March 31, 2022, we held approximately 144,000 shares of Valhi’s common stock. We also held a nominal number of shares of NL and CompX common stocks. At December 31, 2021 and March 31, 2022, the per share quoted market price of Valhi’s common stock was $28.75 and $29.31, respectively.

The Valhi, CompX and NL common stocks we own are subject to restrictions on resale pursuant to certain provisions of SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation law, but we receive dividends from Valhi on these shares when declared and paid.

Note 5 - Long-term debt:

	December 31,	March 31,
	2021	2022

	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$448.8	$442.9
Other	2.4	2.3
Total debt	451.2	445.2
Less current maturities	1.4	1.4
Total long-term debt	$449.8	$443.8

Senior Notes - At March 31, 2022, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $3.2 million.

Revolving credit facility - During the first three months of 2022, we had no borrowings or repayments under our $225 million global revolving credit facility (Global Revolver) and at March 31, 2022, the full $225 million was available for borrowing.

Other - We are in compliance with all of our debt covenants at March 31, 2022.

Note 6 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2021	2022

	(In millions)
Accounts payable	$143.6	$132.5
Accrued sales discounts and rebates	28.7	11.1
Employee benefits	28.9	31.0
Payables to affiliates:
LPC	17.3	20.8
Income taxes payable to Valhi	.9	5.2
Operating lease liabilities	3.7	3.9
Other	52.0	56.5
Total	$275.1	$261.0

Note 7 - Other noncurrent liabilities:

	December 31,	March 31,
	2021	2022

	(In millions)
Accrued postretirement benefits	$8.4	$8.6
Employee benefits	6.1	5.9
Other	13.5	11.8
Total	$28.0	$26.3

Note 8 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Net sales - point of origin:
United States	$253.9	$326.4
Germany	231.2	276.5
Canada	97.2	96.4
Belgium	66.5	92.8
Norway	71.0	78.4
Eliminations	(254.8)	(307.6)
Total	$465.0	$562.9

Net sales - point of destination:
Europe	$227.3	$269.5
North America	145.3	179.9
Other	92.4	113.5
Total	$465.0	$562.9

Note 9 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Net periodic pension cost (income):
Service cost	$3.8	$3.0
Interest cost	2.2	2.9
Expected return on plan assets	(3.0)	(3.1)
Recognized actuarial losses	5.1	3.4
Total	$8.1	$6.2

We expect our 2022 contributions for our pension plans to be approximately $19 million.

Note 10 - Income taxes:

	Three months ended
	March 31,
	2021	2022

	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$5.4	$15.9
Non-U.S. tax rates	.7	2.0
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(.7)	(.4)
Valuation allowance, net	.5	(.1)
Global intangible low-tax income, net	.5	.9
Adjustment to the reserve for uncertain tax positions, net	(.5)	(.8)
Other, net	.1	.8
Income tax expense	$6.0	$18.3

Comprehensive provision for income taxes allocable to:
Net income	$6.0	$18.3
Other comprehensive income - pension plans	1.6	1.1
Total	$7.6	$19.4

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

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and may propose tax deficiencies, including penalties and interest. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will decrease by approximately $1.3 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 11 – Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 9 for discussion of our defined benefit pension plans.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(233.4)	$(240.4)
Other comprehensive income	2.2	6.6
Balance at end of period	$(231.2)	$(233.8)

Defined benefit pension plans:
Balance at beginning of period	$(214.5)	$(163.3)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	3.5	2.4
Balance at end of period	$(211.0)	$(160.9)

OPEB plans:
Balance at beginning of period	$(.3)	$(.4)
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)
Balance at end of period	$(.4)	$(.5)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(448.2)	$(404.1)
Other comprehensive income	5.6	8.9
Balance at end of period	$(442.6)	$(395.2)

Our board of directors has previously authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We use cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to our treasury and subsequently cancelled upon approval of the board of directors.

During the fourth quarter of 2021, we acquired 14,409 shares of common stock in market transactions for an aggregate purchase price of $.2 million which were accounted for as treasury stock at December 31, 2021. We subsequently cancelled all such shares in February 2022. During the first three months of 2022, we acquired an additional 73,881 shares of our common stock in market transactions for an aggregate purchase price of $1.1 million which are accounted for as treasury stock at March 31, 2022. At March 31, 2022, 1,475,229 shares are available for repurchase under this stock repurchase program.

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

Note 13 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		March 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$412.6	$412.6	$356.2	$356.2
Long-term debt - Fixed rate Senior Notes	448.8	460.2	442.9	435.7

At March 31, 2022, the estimated market price of our Senior Notes was €977 per €1,000 principal amount. The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 2 and 6.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the three months ended March 31, 2022, approximately one-half of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $57.5 million, or $.50 per share, in the first quarter of 2022 compared to $19.6 million, or $.17 per share, in the first quarter of 2021. Net income in the first quarter of 2022 was higher than in the first quarter of 2021 primarily due to higher income from operations resulting from the net effects of higher average TiO2 selling prices, higher sales volumes, higher production costs and changes in currency exchange rates.

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

Results of operations

Current industry conditions

We started 2022 with average TiO2 selling prices 16% higher than at the beginning of 2021 and our average TiO2 selling prices increased 7% in the first quarter of 2022 in response to customer demand and our rising production costs. We experienced higher sales volumes in our North American, European and Latin American markets in the first three months of 2022 as compared to the same period of 2021.

We operated our production facilities at full practical capacity in the first quarter of 2022 compared to an average capacity rate of 97% in the first quarter of 2021.

Quarter ended March 31, 2022 compared to the quarter ended March 31, 2021

	Three months ended March 31,
	2021		2022

	(Dollars in millions)
Net sales	$465.0	100%	$562.9	100%
Cost of sales	369.3	79	413.6	73
Gross margin	95.7	21	149.3	27
Selling, general and administrative expense	58.0	13	61.4	11
Other operating income (expense):
Currency transactions, net	(.5)	-	(1.5)	-
Other operating expense, net	(3.2)	(1)	(3.1)	(1)
Income from operations	$34.0	7%	$83.3	15%

				% Change
TiO2 operating statistics:
Sales volumes*	141		144	2%
Production volumes*	130		138	6%
Percentage change in net sales:
TiO2 product pricing				24%
TiO2 sales volumes				2
TiO2 product mix/other				-
Changes in currency exchange rates				(5)
Total				21%
*	Thousands of metric tons

Net sales - Net sales in the first quarter of 2022 increased 21%, or $97.9 million, compared to the first quarter of 2021 primarily due to a 24% increase in average TiO2 selling prices (which increased net sales by approximately $112 million) and a 2% increase in sales volumes (which increased net sales by approximately $9 million). We estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $22 million in the first quarter of 2022 as compared to the first quarter of 2021. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 2% in the first quarter of 2022 as compared to the first quarter of 2021 due to the effects of continuing high demand and improvements in our delivery and distribution network in 2022.

Cost of sales and gross margin - Cost of sales increased $44.3 million, or 12%, in the first quarter of 2022 compared to the first quarter of 2021 due to the net effects of higher production costs of approximately $64 million (including higher costs for raw materials and energy), a 2% increase in sales volumes and more favorable absorption of fixed costs due to a 6% increase in production volumes.  Our cost of sales as a percentage of net sales improved to 73% in the first quarter of 2022 compared to 79% in the same period of 2021 as the favorable effects of higher average TiO2 selling prices and increased coverage of fixed costs from higher production more than offset the unfavorable impact of higher production costs including higher raw material and energy costs, as discussed above.

Gross margin as a percentage of net sales increased to 27% in the first quarter of 2022 compared to 21% in the first quarter of 2021. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to the net effects of higher average TiO2 selling prices, higher production and sales volumes, higher production costs and changes in currency exchange rates.

Selling, general and administrative expense - Selling, general and administrative expense as a percentage of net sales decreased to 11% in the first quarter of 2022 compared to 13% in the first quarter of 2021. Increases in distribution and other general and administrative costs were more than offset by the effects of higher net sales during the comparative periods.

Income from operations - Income from operations increased by $49.3 million to $83.3 million in the first quarter of 2022 compared to $34.0 million in the first quarter of 2021. Income from operations as a percentage of net sales increased to 15% in the first quarter of 2022 from 7% in the same period of 2021 as a result of the factors impacting gross margin discussed above. We estimate changes in currency exchange rates decreased income from operations by approximately $5 million in the first quarter of 2022 as compared to the same period in 2021, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) - We recognized a gain of $.1 million on the change in value of our marketable equity securities in the first quarter of 2022 compared to a gain of $.8 million in the first quarter of 2021. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first quarter of 2022 decreased $1.1 million compared to the first quarter of 2021 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. See Note 9 to our Condensed Consolidated Financial Statements. Interest expense in the first quarter of 2022 decreased $.5 million compared to the first quarter of 2021 primarily due to the strengthening of the U.S. dollar relative to the euro (see discussion in the Effects of currency exchange rates section below). See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $18.3 million in the first quarter of 2022 compared to income tax expense of $6.0 million in the first quarter of 2021. The difference is primarily due to higher earnings in the first quarter of 2022 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 10 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2022 vs March 31, 2021
				Translation	Total
				losses -	currency
	Transaction losses recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(22)	$(22)
Income from operations	(1)	(2)	(1)	(4)	(5)

The $22 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction losses of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $4 million from net currency translation losses primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2022 as compared to 2021.

Outlook

Based on current market conditions, we expect global demand for consumer products, including those of our customers, to remain strong throughout the remainder of 2022. Therefore, we expect to continue to produce at full practical capacity and to match sales volumes with production volumes which would result in lower sales volumes in 2022 as compared to 2021 based on current inventory levels. We continue to experience disruptions in global supply chains including availability of certain third-party feedstock and other raw materials along with certain transportation and logistics delays. Thus far we have managed through these disruptions with minimal impact on our operations; however, we expect these challenges to continue for the foreseeable future. We experienced increases in our feedstock costs in the first quarter of 2022 as compared to the same period in 2021, and we expect our feedstock costs to continue to increase for the remainder of 2022 as compared to our average 2021 costs. In addition to feedstock cost increases, we continue to experience increasing production costs, including higher raw material and related shipping costs and significantly higher energy and utility costs, especially in Europe, all of which are likely to continue throughout 2022. At the beginning of 2022, our average TiO2 selling prices were 16% higher than at the beginning of 2021 and average TiO2 selling prices increased 7% in the first quarter of 2022. We expect strong demand will support increasing selling prices for TiO2 throughout 2022, sufficient to mitigate the effects of increases in distribution, raw material, energy and other production costs. We expect our 2022 sales and income from operations will be higher than in 2021; however, increasing costs will continue to challenge margins. We continue to monitor current and anticipated near-term customer demand levels and will align our production and inventories accordingly.

Our expectations for the TiO2 industry and our operations are based on a number of factors outside our control. As noted above, we have experienced global supply chain disruptions; and future impacts on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, or related possible shipping delays, and the timing and effectiveness of the global measures deployed to fight COVID-19 and its variants, all of which remain uncertain and cannot be predicted.

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

Cash used in operating activities was $18.6 million in the first three months of 2022 compared to cash provided by operating activities of $56.7 million in the first three months of 2021. This $75.3 million decrease in the amount of cash provided was primarily due to the net effect of the following:

●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2022 of $123.6 million as compared to 2021, and
●	higher income from operations in 2022 of $49.3 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, decreased from December 31, 2021 to March 31, 2022 primarily due to relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2021 to March 31, 2022 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first three months of 2022 compared to 2021 and due to supply disruptions and other transportation delays impacting the timing of raw material shipments.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2020	March 31, 2021	December 31, 2021	March 31, 2022
DSO	68 days	64 days	65 days	63 days
DSI	74 days	56 days	59 days	54 days

Investing activities

Our capital expenditures of $14.2 million and $10.8 million in the first three months of 2022 and 2021, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the first three months of 2022, we paid quarterly dividends of $.19 per share to stockholders aggregating $21.9 million and in the first three months of 2021, we paid quarterly dividends of $.18 per share to stockholders aggregating $20.8 million.

In addition, during the first three months of 2022, we acquired 73,881 shares of our common stock in market transactions for an aggregate purchase price of $1.1 million.

Outstanding debt obligations

At March 31, 2022, our consolidated debt comprised:

●	€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($442.9 million carrying amount, net of unamortized debt issuance costs) due in September 2025 (Senior Secured Notes), and
●	approximately $2.3 million of other indebtedness.

We had no outstanding borrowings at March 31, 2022 on our $225 million global revolving credit facility (Global Revolver) and the full $225 million was available for borrowings thereunder. Our Senior Secured Notes and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2021 Annual

Report. We are in compliance with all of our debt covenants at March 31, 2022. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Senior Secured Notes, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. Our Senior Secured Notes are collateralized by, among other things, a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor. Our Global Revolver is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories. See Note 5 to our Condensed Consolidated Financial Statements.

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

At March 31, 2022 we had aggregate cash, cash equivalents and restricted cash on hand of $356.2 million, of which $76.2 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Our $225 million Global Revolver we entered into in April 2021, which replaced our North American and European facilities, matures in April 2026 and currently the full $225 million is available for borrowing under this facility and we could borrow all available amounts without violating our existing debt covenants. See Note 5 to our Condensed Consolidated Financial Statements. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2023) and our long-term obligations (defined as the five-year period ending March 31, 2027, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $95 million in capital expenditures primarily to maintain and improve our existing facilities during 2022, including $14.2 million in expenditures through March 31, 2022. It is possible we will delay planned capital projects based on market conditions including but not limited to the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At March 31, 2022, we have 1,475,229 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 10 and 12 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

Not applicable

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates, equity security and raw material prices. There have been no material changes in these market risks since we filed our 2021 Annual Report. See also Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2021 Annual Report and Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Tim C. Hafer, our Senior Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses certain information regarding the shares of our common stock we purchased during the first quarter of 2022. All of these purchases were made under our stock repurchase program in open market transactions. See Note 11 to our Condensed Consolidated Financial Statements.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
January 2022	8,000	$14.43	8,000	1,541,110
February 2022	44,052	$14.25	44,052	1,497,058
March 2022	21,829	$13.93	21,829	1,475,229

(1)	In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.

Item 6.Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: May 4, 2022	/s/ Tim C. Hafer
Tim C. Hafer
Senior Vice President and Chief Financial Officer (duly authorized officer)