Form 10-Q
period 2023-03-31
KRONOS WORLDWIDE INC
filed 2023-05-03
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on April 28, 2023:  115,057,816.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$327.8	$177.8
Restricted cash	2.0	1.6
Accounts and other receivables, net	255.1	302.0
Inventories, net	608.7	612.7
Prepaid expenses and other	48.6	41.0

Total current assets	1,242.2	1,135.1

Other assets:
Investment in TiO2 manufacturing joint venture	112.9	113.6
Restricted cash	4.8	4.8
Marketable securities	3.2	2.5
Operating lease right-of-use assets	21.5	21.3
Deferred income taxes	52.0	50.9
Other	13.3	13.4

Total other assets	207.7	206.5

Property and equipment:
Land	41.9	42.2
Buildings	214.7	220.2
Equipment	1,093.2	1,109.2
Mining properties	119.6	113.2
Construction in progress	76.5	83.9
	1,545.9	1,568.7
Less accumulated depreciation and amortization	1,061.4	1,078.8

Net property and equipment	484.5	489.9

Total assets	$1,934.4	$1,831.5

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	March 31,
	2022	2023
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$1.1	$.9
Accounts payable and accrued liabilities	312.3	251.8
Income taxes	13.3	7.0

Total current liabilities	326.7	259.7

Noncurrent liabilities:
Long-term debt	424.1	433.5
Accrued pension costs	128.6	129.3
Payable to affiliate - income taxes	33.5	33.5
Operating lease liabilities	17.4	17.2
Deferred income taxes	26.4	25.4
Other	20.5	20.8

Total noncurrent liabilities	650.5	659.7

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,394.3	1,393.0
Retained deficit	(105.4)	(142.5)
Accumulated other comprehensive loss	(331.5)	(338.1)
Treasury stock, at cost	(1.4)	(1.5)

Total stockholders’ equity	957.2	912.1

Total liabilities and stockholders’ equity	$1,934.4	$1,831.5

Commitments and contingencies (Notes 10 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Net sales	$562.9	$426.3
Cost of sales	413.6	395.5

Gross margin	149.3	30.8

Selling, general and administrative expense	61.4	53.2
Other operating income (expense):
Currency transactions, net	(1.5)	5.4
Other operating expense, net	(3.1)	(1.3)

Income (loss) from operations	83.3	(18.3)

Other income (expense):
Interest and dividend income	.1	2.0
Marketable equity securities	.1	(.7)
Other components of net periodic pension and OPEB cost	(3.2)	(.9)
Interest expense	(4.5)	(4.2)

Income (loss) before income taxes	75.8	(22.1)

Income tax expense (benefit)	18.3	(6.9)

Net income (loss)	$57.5	$(15.2)

Net income (loss) per basic and diluted share	$.50	$(.13)

Weighted average shares used in the calculation of net income (loss) per share	115.5	115.3

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Net income (loss)	$57.5	$(15.2)

Other comprehensive income (loss), net of tax:
Currency translation	6.6	(7.0)
Defined benefit pension plans	2.4	.5
Other postretirement benefit plans	(.1)	(.1)

Total other comprehensive income (loss), net	8.9	(6.6)

Comprehensive income (loss)	$66.4	$(21.8)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2021	$1.2	$1,395.4	$(122.1)	$(404.1)	$(.2)	$870.2
Net income	-	-	57.5	-	-	57.5
Other comprehensive income, net of tax	-	-	-	8.9	-	8.9
Dividends paid - $.19 per share	-	-	(21.9)	-	-	(21.9)
Treasury stock acquired	-	-	-	-	(1.1)	(1.1)
Treasury stock retired	-	(.2)	-	-	.2	-

Balance at March 31, 2022	$1.2	$1,395.2	$(86.5)	$(395.2)	$(1.1)	$913.6

Balance at December 31, 2022	$1.2	$1,394.3	$(105.4)	$(331.5)	$(1.4)	$957.2
Net loss	-	-	(15.2)	-	-	(15.2)
Other comprehensive loss, net of tax	-	-	-	(6.6)	-	(6.6)
Dividends paid - $.19 per share	-	-	(21.9)	-	-	(21.9)
Treasury stock acquired	-	-	-	-	(1.4)	(1.4)
Treasury stock retired	-	(1.3)	-	-	1.3	-

Balance at March 31, 2023	$1.2	$1,393.0	$(142.5)	$(338.1)	$(1.5)	$912.1

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$57.5	$(15.2)
Depreciation	12.9	12.9
Amortization of operating lease right-of-use assets	1.4	1.1
Deferred income taxes	1.7	1.1
Benefit plan expense greater (less) than cash funding	1.6	(2.2)
Marketable equity securities	(.1)	.7
Contributions to TiO2 manufacturing joint venture, net	(3.8)	(.7)
Other, net	1.6	.4
Change in assets and liabilities:
Accounts and other receivables, net	(41.2)	(39.0)
Inventories, net	(32.8)	.5
Prepaid expenses	(8.9)	8.1
Accounts payable and accrued liabilities	(25.2)	(60.0)
Income taxes	6.4	(2.6)
Accounts with affiliates	9.8	(15.1)
Other, net	.5	.2

Net cash used in operating activities	(18.6)	(109.8)

Cash flows from investing activities - capital expenditures	(14.2)	(16.4)

Cash flows from financing activities:
Payments on long-term debt	(.2)	(.2)
Dividends paid	(21.9)	(21.9)
Treasury stock acquired	(1.1)	(1.4)

Net cash used in financing activities	(23.2)	(23.5)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(56.0)	(149.7)
Effect of currency exchange rate changes on cash	(.4)	(.7)
Balance at beginning of period	412.6	334.6

Balance at end of period	$356.2	$184.2

Supplemental disclosures:
Cash paid (received) for:
Interest, net of amount capitalized	$8.3	$7.9
Income taxes	5.5	(2.6)
Accrual for capital expenditures	3.8	6.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2023, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission (SEC) on March 8, 2023 (2022 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	March 31,
	2022	2023

	(In millions)
Trade receivables	$220.3	$261.2
Recoverable VAT and other receivables	28.5	28.7
Receivables from affiliates:
Louisiana Pigment Company, L.P. (LPC)	-	10.4
Other	2.7	1.0
Refundable income taxes	7.1	4.2
Allowance for doubtful accounts	(3.5)	(3.5)
Total	$255.1	$302.0

Note 3 - Inventories, net:

	December 31,	March 31,
	2022	2023

	(In millions)
Raw materials	$145.3	$158.9
Work in process	32.0	36.7
Finished products	349.9	333.7
Supplies	81.5	83.4
Total	$608.7	$612.7

Note 4 - Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our related party, Valhi. Our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security and represent a Level 1 input within the fair value hierarchy. Unrealized gains or losses on equity securities are recognized in Other income (expense) - Marketable equity securities on our Condensed Consolidated Statements of Operations.

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss

		(In millions)
December 31, 2022:
Valhi common stock	1	$3.2	$3.2	$-

March 31, 2023:
Valhi common stock	1	$2.5	$3.2	$(.7)

At December 31, 2022 and March 31, 2023, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2022 and March 31, 2023, the per share quoted market price of Valhi’s common stock was $22.00 and $17.41, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Long-term debt:

	December 31,	March 31,
	2022	2023

	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$424.1	$433.5
Other	1.1	.9
Total debt	425.2	434.4
Less current maturities	1.1	.9
Total long-term debt	$424.1	$433.5

Senior Secured Notes - At March 31, 2023, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $2.2 million.

Revolving credit facility - During the first three months of 2023, we had no borrowings or repayments under our $225 million global revolving credit facility and at March 31, 2023, the full $225 million was available for borrowing.

Other - We are in compliance with all of our debt covenants at March 31, 2023.

Note 6 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2022	2023

	(In millions)
Accounts payable	$177.2	$144.6
Accrued sales discounts and rebates	25.6	8.3
Employee benefits	22.9	22.8
Payables to affiliates:
LPC	17.1	19.0
Income taxes payable to Valhi	5.8	3.0
Operating lease liabilities	3.8	3.7
Other	59.9	50.4
Total	$312.3	$251.8

Note 7 - Other noncurrent liabilities:

	December 31,	March 31,
	2022	2023

	(In millions)
Accrued postretirement benefits	$5.9	$5.9
Employee benefits	4.8	4.9
Other	9.8	10.0
Total	$20.5	$20.8

Note 8 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Net sales - point of origin:
United States	$326.4	$255.8
Germany	276.5	186.0
Canada	96.4	90.9
Belgium	92.8	68.8
Norway	78.4	71.9
Eliminations	(307.6)	(247.1)
Total	$562.9	$426.3

Net sales - point of destination:
Europe	$269.5	$201.1
North America	179.9	148.6
Other	113.5	76.6
Total	$562.9	$426.3

Note 9 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Net periodic pension cost (income):
Service cost	$3.0	$1.6
Interest cost	2.9	5.1
Expected return on plan assets	(3.1)	(4.8)
Recognized actuarial losses	3.4	.6
Total	$6.2	$2.5

We expect our 2023 contributions for our pension plans to be approximately $17 million.

Note 10 - Income taxes:

	Three months ended
	March 31,
	2022	2023

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$15.9	$(4.6)
Non-U.S. tax rates	2.0	(.2)
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(.4)	-
Valuation allowance, net	(.1)	.2
Global intangible low-tax income, net	.9	(.5)
Adjustment to the reserve for uncertain tax positions, net	(.8)	(1.2)
Adjustment of prior year taxes, net	-	(.4)
Other, net	.8	(.2)
Income tax expense (benefit)	$18.3	$(6.9)

Comprehensive provision for income taxes allocable to:
Net income (loss)	$18.3	$(6.9)
Other comprehensive income - pension plans	1.1	.1
Total	$19.4	$(6.8)

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

During the first quarter of 2023, we recognized a non-cash deferred income tax benefit of $1.0 million relating to a decrease in our unrecognized tax benefits due to the expiration of certain statutes of limitations. We recognized a similar non-cash deferred income tax benefit of $1.1 million in the first quarter of 2022, also due to the expiration of certain statutes of limitations.

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

Note 11 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 9 for discussion of our defined benefit pension plans.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(240.4)	$(269.2)
Other comprehensive income (loss)	6.6	(7.0)
Balance at end of period	$(233.8)	$(276.2)

Defined benefit pension plans:
Balance at beginning of period	$(163.3)	$(63.1)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.4	.5
Balance at end of period	$(160.9)	$(62.6)

OPEB plans:
Balance at beginning of period	$(.4)	$.8
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)
Balance at end of period	$(.5)	$.7

Total accumulated other comprehensive loss:
Balance at beginning of period	$(404.1)	$(331.5)
Other comprehensive income (loss)	8.9	(6.6)
Balance at end of period	$(395.2)	$(338.1)

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

During the first quarter of 2022, we acquired 73,881 shares of our common stock in market transactions for an aggregate purchase price of $1.1 million and we subsequently cancelled these shares in May 2022. During the fourth quarter of 2022, we acquired 143,897 shares of common stock in market transactions for an aggregate purchase price of $1.4 million which were accounted for as treasury stock at December 31, 2022 and we subsequently cancelled 133,897 of these shares in February 2023. During the first quarter of 2023, we acquired 159,796 shares of our common stock in market transactions for an aggregate purchase price of $1.4 million which are accounted for as treasury stock at March 31, 2023. At March 31, 2023, 1,171,536 shares are available for repurchase under this stock repurchase program.

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

Note 13 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		March 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$334.6	$334.6	$184.2	$184.2
Long-term debt - Fixed rate Senior Notes	424.1	374.2	433.5	389.4

At March 31, 2023, the estimated market price of our Senior Notes was €918 per €1,000 principal amount. The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 2 and 6.

Note 14 - Other operating income (expense), net:

On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of our losses from property damage and our share of LPC’s lost production and other costs resulting from the disruption of operations, were covered by insurance. We recognized a gain of $1.7 million related to our business interruption claim in the first quarter of 2023, which is included in other operating expense, net on our Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the three months ended March 31, 2023, approximately one-half of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $15.2 million, or $.13 per share, in the first quarter of 2023 compared to net income $57.5 million, or $.50 per share, in the first quarter of 2022. Net income decreased in the first quarter of 2023 as compared to the first quarter of 2022 primarily due to lower income from operations due to lower sales volumes and higher production costs (including raw material and energy costs), somewhat offset by higher average TiO2 selling prices. Our results of operations for the first quarter of 2023 were significantly impacted by reduced demand for our products occurring in all major markets and unabsorbed fixed production and other costs due to reduced production volumes. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net loss in the first three months of 2023 includes the recognition of a pre-tax insurance settlement gain of $1.7 million ($1.3 million, or $.01 per share, net of income tax expense) related to a business interruption insurance claim arising from Hurricane Laura in 2020.

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

Results of operations

Current industry conditions

We started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022 and our average TiO2 selling prices declined 4% during the first quarter of 2023. Despite this decline, our average TiO2 selling prices in the first quarter of 2023 were 4% higher than the average prices during the first quarter of 2022. Overall sales volumes declined in the first three months of 2023 compared to the first three months of 2022 due to reduced demand in all major markets.

We curtailed production in the third and fourth quarters of 2022 at certain of our European facilities due to decreased demand and increased production costs. During the first quarter of 2023 we continued operating our production facilities at reduced rates to align production with customer demand. As a result, we operated our production facilities at 76% of practical capacity utilization in the first three months of 2023 compared to full practical capacity utilization in the first three months of 2022.

Due to significant increases in production costs (primarily energy and feedstock), our cost of sales per metric ton of TiO2 sold in the first quarter of 2023 was significantly higher as compared to the comparable period in 2022 (excluding the effect of changes in currency exchange rates).

Quarter ended March 31, 2023 compared to the quarter ended March 31, 2022

	Three months ended March 31,
	2022		2023

	(Dollars in millions)
Net sales	$562.9	100%	$426.3	100%
Cost of sales	413.6	73	395.5	93
Gross margin	149.3	27	30.8	7
Selling, general and administrative expense	61.4	11	53.2	12
Other operating income (expense):
Currency transactions, net	(1.5)	-	5.4	1
Other operating expense, net	(3.1)	(1)	(1.3)	-
Income (loss) from operations	$83.3	15%	$(18.3)	(4)%

				% Change
TiO2 operating statistics:
Sales volumes*	144		102	(29)%
Production volumes*	138		105	(24)%
Percentage change in net sales:
TiO2 product pricing				4%
TiO2 sales volumes				(29)
TiO2 product mix/other				3
Changes in currency exchange rates				(2)
Total				(24)%
*	Thousands of metric tons

Net sales - Net sales in the first quarter of 2023 decreased 24%, or $136.6 million, compared to the first quarter of 2022 primarily due to a 29% decrease in sales volumes (which decreased net sales by approximately $163 million) somewhat offset by a 4% increase in average TiO2 selling prices (which increased net sales by approximately $23 million). We estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $11 million in the first quarter of 2023 as compared to the first quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 29% in the first quarter of 2023 as compared to the first quarter of 2022 due to lower demand which impacted all major markets. The lower overall demand we began experiencing in the second half of 2022 has continued throughout the first quarter of 2023.

Cost of sales and gross margin - Our cost of sales as a percentage of net sales increased to 93% in the first quarter of 2023 compared to 73% in the same period of 2022 primarily due to higher production costs of approximately $81 million (primarily raw material and energy costs) and $22 million of unabsorbed fixed production costs we recognized as a result of reducing production volumes at certain of our manufacturing facilities to align inventory levels to anticipated customer demand. Overall production volumes declined 24% over the first quarter of 2023.

Gross margin as a percentage of net sales decreased to 7% in the first quarter of 2023 compared to 27% in the first quarter of 2022. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to higher production costs, lower production and sales volumes and changes in currency exchange rates, somewhat offset by higher average TiO2 selling prices.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $8.2 million, or 13%, in 2023 compared to 2022 primarily due to lower variable costs (primarily distribution costs) related to lower overall sales volumes. Selling, general and administrative expense as a percentage of net sales increased to 12% of net sales in 2023 compared to 11% in 2022 primarily due to the significant decrease in sales volumes in 2023.

Income (loss) from operations - We had a net loss from operations of $18.3 million in the first quarter of 2023 compared to income from operations of $83.3 million in the first quarter of 2022 as a result of the factors impacting gross margin discussed above. We recognized a gain of $1.7 million in the first quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. We estimate changes in currency exchange rates decreased our loss from operations by approximately $19 million in the first quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) - We recognized a loss of $.7 million on the change in market price of our marketable equity securities in the first quarter of 2023 compared to a gain of $.1 million in the first quarter of 2022. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first quarter of 2023 decreased $2.3 million compared to the first quarter of 2022 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the first quarter of 2023 decreased $.3 million compared to the first quarter of 2022 primarily due to the effects of the strengthening of the U.S. dollar relative to the euro (see discussion in the Effects of currency exchange rates section below). See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized an income tax benefit of $6.9 million in the first quarter of 2023 compared to income tax expense of $18.3 million in the first quarter of 2022. The difference is primarily due to lower earnings in the first quarter of 2023 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 10 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2023 vs March 31, 2022
				Translation	Total
				gains/(losses) -	currency
	Transaction gains (losses) recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(11)	$(11)
Income (loss) from operations	(2)	5	7	12	19

The $11 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $19 million increase in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022, and by net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales were more than offset by the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2023 as compared to 2022.

Outlook

As previously reported, in the second half of 2022 we experienced weakening demand, particularly in Europe and export markets, along with rapidly rising costs for energy and certain key raw materials and, in response, we implemented production curtailments at certain of our European facilities throughout the fourth quarter of 2022 to manage inventory levels.

Although we began to see pockets of improving demand in the first quarter of 2023, overall, we continued to experience general economic weakness as customers operated at reduced production rates due to softer than expected sales and inventory right sizing. We expect customer demand will gradually return throughout the year; however, based on current and expected near-term demand, we will continue to operate certain of our facilities at reduced production rates during the second quarter to manage inventory levels. Our selling prices have remained relatively stable during the first quarter of 2023, and we expect selling prices will rise throughout the remainder of 2023, improving margins as demand increases. Because of the sluggish demand recovery and higher production costs resulting from unfavorable fixed cost absorption at lowered production rates, we expect to report lower operating results for the full year of 2023 as compared to 2022.

We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly. We believe the long-term outlook for our industry remains positive, and we are taking steps in the near term which are intended to preserve our competitive position and our future growth.

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

Cash used in operating activities was $109.8 million in the first three months of 2023 compared to cash used in operating activities of $18.6 million in the first three months of 2022. This $91.2 million increase in the amount of cash used was primarily due to the net effect of the following:

●	lower income from operations in 2023 of $101.6 million,
●	lower cash paid for taxes in 2023 of $8.1 million due to lower earnings and the relative timing of payments, and
●	lower contributions to our TiO2 manufacturing joint venture in 2023 of $3.1 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, decreased from December 31, 2022 to March 31, 2023 primarily due to relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2022 to March 31, 2023 primarily due to sales volumes aligning more closely with production volumes in the first quarter of 2023 compared to the fourth quarter of 2022 where our production volumes exceeded our sales volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2021	March 31, 2022	December 31, 2022	March 31, 2023
DSO	65 days	63 days	64 days	60 days
DSI	59 days	54 days	103 days	76 days

Investing activities

Our capital expenditures of $16.4 million and $14.2 million in the first three months of 2023 and 2022, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During each of the first quarters of 2022 and 2023, we paid quarterly dividends of $.19 per share to stockholders aggregating $21.9 million.

In addition, during the first three months of 2023, we acquired 159,796 shares of our common stock in market transactions for an aggregate purchase price of $1.4 million as compared to $1.1 million of treasury stock purchases in the first three months of 2022.

Outstanding debt obligations

At March 31, 2023, our consolidated debt comprised:

●	€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($433.5 million carrying amount, net of unamortized debt issuance costs) due in September 2025 (Senior Secured Notes), and
●	approximately $.9 million of other indebtedness.

We had no outstanding borrowings at March 31, 2023 on our $225 million global revolving credit facility (Global Revolver) and the full $225 million was available for borrowings thereunder. Our Senior Secured Notes and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2022 Annual

Report. We are in compliance with all of our debt covenants at March 31, 2023. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity.

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

At March 31, 2023 we had aggregate cash, cash equivalents and restricted cash on hand of $184.2 million, of which $81.4 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Our $225 million Global Revolver we entered into in April 2021, matures in April 2026 and currently the full $225 million is available for borrowing under this facility and we could borrow all available amounts without violating our existing debt covenants. See Note 5 to our Condensed Consolidated Financial Statements. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2024) and our long-term obligations (defined as the five-year period ending March 31, 2028, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $43 million in capital expenditures primarily to maintain and improve our existing facilities during 2023, including $16.4 million in expenditures through March 31, 2023. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand, the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At March 31, 2023, we have 1,171,536 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 10 and 12 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

Not applicable

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates, equity security and raw material prices. There have been no material changes in these market risks since we filed our 2022 Annual Report. See also Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report and Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our President and Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses certain information regarding the shares of our common stock we purchased during the first quarter of 2023 (we made no purchases in February 2023). All of these purchases were made under our stock repurchase program in open market transactions. See Note 11 to our Condensed Consolidated Financial Statements.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
January 2023	17,661	$9.95	17,661	1,313,671
March 2023	142,135	$8.83	142,135	1,171,536

(1)	In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.

Item 6.Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: May 3, 2023	/s/ Tim C. Hafer
Tim C. Hafer
Executive Vice President and Chief Financial Officer (duly authorized officer)