Form 10-Q
period 2023-06-30
KRONOS WORLDWIDE INC
filed 2023-08-02
CIK 1257640

19

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on July 28, 2023:  115,027,016.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$327.8	$169.4
Restricted cash	2.0	1.7
Accounts and other receivables, net	255.1	308.0
Inventories, net	608.7	540.7
Prepaid expenses and other	48.6	35.9

Total current assets	1,242.2	1,055.7

Other assets:
Investment in TiO2 manufacturing joint venture	112.9	121.2
Restricted cash	4.8	5.0
Marketable securities	3.2	1.9
Operating lease right-of-use assets	21.5	21.6
Deferred income taxes	52.0	71.3
Other	13.3	12.8

Total other assets	207.7	233.8

Property and equipment:
Land	41.9	41.9
Buildings	214.7	221.5
Equipment	1,093.2	1,109.6
Mining properties	119.6	114.9
Construction in progress	76.5	85.5
	1,545.9	1,573.4
Less accumulated depreciation and amortization	1,061.4	1,084.1

Net property and equipment	484.5	489.3

Total assets	$1,934.4	$1,778.8

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	June 30,
	2022	2023
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$1.1	$.7
Accounts payable and accrued liabilities	312.3	253.1
Income taxes	13.3	6.8

Total current liabilities	326.7	260.6

Noncurrent liabilities:
Long-term debt	424.1	432.4
Accrued pension costs	128.6	126.9
Payable to affiliate - income taxes	33.5	18.6
Operating lease liabilities	17.4	17.1
Deferred income taxes	26.4	25.9
Other	20.5	20.8

Total noncurrent liabilities	650.5	641.7

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,394.3	1,390.2
Retained deficit	(105.4)	(172.6)
Accumulated other comprehensive loss	(331.5)	(342.3)
Treasury stock, at cost	(1.4)	-

Total stockholders’ equity	957.2	876.5

Total liabilities and stockholders’ equity	$1,934.4	$1,778.8

Commitments and contingencies (Notes 10 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(unaudited)
Net sales	$565.3	$443.2	$1,128.2	$869.5
Cost of sales	444.8	399.1	858.4	794.6

Gross margin	120.5	44.1	269.8	74.9

Selling, general and administrative expense	63.2	50.1	124.6	103.3
Other operating income (expense):
Currency transactions, net	11.9	3.1	10.4	8.5
Other operating expense, net	(4.0)	(3.8)	(7.1)	(5.1)

Income (loss) from operations	65.2	(6.7)	148.5	(25.0)

Other income (expense):
Interest and dividend income	.6	1.5	.7	3.5
Marketable equity securities	2.3	(.6)	2.4	(1.3)
Other components of net periodic pension and OPEB cost	(3.1)	(2.2)	(6.3)	(3.1)
Interest expense	(4.3)	(4.3)	(8.8)	(8.5)

Income (loss) before income taxes	60.7	(12.3)	136.5	(34.4)

Income tax expense (benefit)	14.8	(4.1)	33.1	(11.0)

Net income (loss)	$45.9	$(8.2)	$103.4	$(23.4)

Net income (loss) per basic and diluted share	$.40	$(.07)	$.90	$(.20)

Weighted average shares used in the calculation of net income (loss) per share	115.5	115.1	115.5	115.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(unaudited)
Net income (loss)	$45.9	$(8.2)	$103.4	$(23.4)

Other comprehensive income (loss), net of tax:
Currency translation	(36.3)	(5.7)	(29.7)	(12.7)
Defined benefit pension plans	2.3	1.5	4.7	2.0
Other postretirement benefit plans	-	-	(.1)	(.1)

Total other comprehensive loss, net	(34.0)	(4.2)	(25.1)	(10.8)

Comprehensive income (loss)	$11.9	$(12.4)	$78.3	$(34.2)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at March 31, 2022	$1.2	$1,395.2	$(86.5)	$(395.2)	$(1.1)	$913.6
Net income	-	-	45.9	-	-	45.9
Other comprehensive loss, net of tax	-	-	-	(34.0)	-	(34.0)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.19 per share	-	-	(22.0)	-	-	(22.0)
Treasury stock retired	-	(1.1)	-	-	1.1	-

Balance at June 30, 2022	$1.2	$1,394.2	$(62.6)	$(429.2)	$-	$903.6

Balance at March 31, 2023	$1.2	$1,393.0	$(142.5)	$(338.1)	$(1.5)	$912.1
Net loss	-	-	(8.2)	-	-	(8.2)
Other comprehensive loss, net of tax	-	-	-	(4.2)	-	(4.2)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.19 per share	-	-	(21.9)	-	-	(21.9)
Treasury stock acquired	-	-	-	-	(1.4)	(1.4)
Treasury stock retired	-	(2.9)	-	-	2.9	-

Balance at June 30, 2023	$1.2	$1,390.2	$(172.6)	$(342.3)	$-	$876.5

	Six months ended June 30, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2021	$1.2	$1,395.4	$(122.1)	$(404.1)	$(.2)	$870.2
Net income	-	-	103.4	-	-	103.4
Other comprehensive loss, net of tax	-	-	-	(25.1)	-	(25.1)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.38 per share	-	-	(43.9)	-	-	(43.9)
Treasury stock acquired	-	-	-	-	(1.1)	(1.1)
Treasury stock retired	-	(1.3)	-	-	1.3	-

Balance at June 30, 2022	$1.2	$1,394.2	$(62.6)	$(429.2)	$-	$903.6

Balance at December 31, 2022	$1.2	$1,394.3	$(105.4)	$(331.5)	$(1.4)	$957.2
Net loss	-	-	(23.4)	-	-	(23.4)
Other comprehensive loss, net of tax	-	-	-	(10.8)	-	(10.8)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.38 per share	-	-	(43.8)	-	-	(43.8)
Treasury stock acquired	-	-	-	-	(2.8)	(2.8)
Treasury stock retired	-	(4.2)	-	-	4.2	-

Balance at June 30, 2023	$1.2	$1,390.2	$(172.6)	$(342.3)	$-	$876.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$103.4	$(23.4)
Depreciation	26.0	24.5
Amortization of operating lease right-of-use assets	2.4	2.3
Deferred income taxes	3.3	(19.5)
Benefit plan expense greater (less) than cash funding	3.9	(3.1)
Marketable equity securities	(2.4)	1.3
Contributions to TiO2 manufacturing joint venture, net	(4.1)	(8.3)
Other, net	2.4	1.5
Change in assets and liabilities:
Accounts and other receivables, net	(58.6)	(60.8)
Inventories, net	(30.3)	71.2
Prepaid expenses	(.4)	13.1
Accounts payable and accrued liabilities	(14.2)	(63.1)
Income taxes	3.5	1.8
Accounts with affiliates	13.7	(14.5)
Other, net	.7	.4

Net cash provided by (used in) operating activities	49.3	(76.6)

Cash flows from investing activities:
Capital expenditures	(30.5)	(33.9)
Other	.1	-

Net cash used in investing activities	(30.4)	(33.9)

Cash flows from financing activities:
Payments on long-term debt	(.3)	(.4)
Dividends paid	(43.9)	(43.8)
Treasury stock acquired	(1.1)	(2.9)

Net cash used in financing activities	(45.3)	(47.1)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(26.4)	(157.6)
Effect of currency exchange rate changes on cash	(8.7)	(.9)
Balance at beginning of period	412.6	334.6

Balance at end of period	$377.5	$176.1

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$8.3	$7.7
Income taxes	25.3	16.5
Accrual for capital expenditures	2.5	2.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2023, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission (SEC) on March 8, 2023 (2022 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	June 30,
	2022	2023

	(In millions)
Trade receivables	$220.3	$286.0
Recoverable VAT and other receivables	28.5	24.6
Receivables from affiliates, other	2.7	.6
Refundable income taxes	7.1	.5
Allowance for doubtful accounts	(3.5)	(3.7)
Total	$255.1	$308.0

Note 3 - Inventories, net:

	December 31,	June 30,
	2022	2023

	(In millions)
Raw materials	$145.3	$157.9
Work in process	32.0	34.4
Finished products	349.9	262.2
Supplies	81.5	86.2
Total	$608.7	$540.7

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss

		(In millions)
December 31, 2022:
Valhi common stock	1	$3.2	$3.2	$-

June 30, 2023:
Valhi common stock	1	$1.9	$3.2	$(1.3)

At December 31, 2022 and June 30, 2023, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2022 and June 30, 2023, the per share quoted market price of Valhi’s common stock was $22.00 and $12.85, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Long-term debt:

	December 31,	June 30,
	2022	2023

	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$424.1	$432.4
Other	1.1	.7
Total debt	425.2	433.1
Less current maturities	1.1	.7
Total long-term debt	$424.1	$432.4

Senior Secured Notes - At June 30, 2023, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $2.0 million.

Revolving credit facility - During the first six months of 2023, we had no borrowings or repayments under our $225 million global revolving credit facility and at June 30, 2023, the full $225 million was available for borrowing.

Other - We are in compliance with all of our debt covenants at June 30, 2023.

Note 6 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2022	2023

	(In millions)
Accounts payable	$177.2	$134.7
Accrued sales discounts and rebates	25.6	13.1
Employee benefits	22.9	23.5
Payables to affiliates:
LPC	17.1	19.0
NL Industries, Inc.	-	.6
Income taxes payable to Valhi	5.8	10.8
Operating lease liabilities	3.8	4.1
Other	59.9	47.3
Total	$312.3	$253.1

Note 7 - Other noncurrent liabilities:

	December 31,	June 30,
	2022	2023

	(In millions)
Accrued postretirement benefits	$5.9	$6.1
Employee benefits	4.8	4.9
Other	9.8	9.8
Total	$20.5	$20.8

Note 8 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Net sales - point of origin:
United States	$323.7	$233.4	$650.1	$489.2
Germany	272.0	193.6	548.5	379.6
Canada	111.6	83.9	208.0	174.8
Belgium	87.5	45.5	180.3	114.3
Norway	68.0	75.3	146.4	147.2
Eliminations	(297.5)	(188.5)	(605.1)	(435.6)
Total	$565.3	$443.2	$1,128.2	$869.5

Net sales - point of destination:
Europe	$264.6	$199.0	$534.1	$400.1
North America	196.0	153.0	375.9	301.6
Other	104.7	91.2	218.2	167.8
Total	$565.3	$443.2	$1,128.2	$869.5

Note 9 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Net periodic pension cost (income):
Service cost	$2.9	$1.5	$5.9	$3.1
Interest cost	2.7	5.1	5.6	10.2
Expected return on plan assets	(3.0)	(4.8)	(6.1)	(9.6)
Recognized actuarial losses	3.4	.6	6.8	1.2
Settlements	-	1.3	-	1.3
Total	$6.0	$3.7	$12.2	$6.2

In the second quarter of 2023, we completed a termination and buy-out of our UK pension plan resulting in a $1.3 million settlement loss. We expect our 2023 contributions for our pension plans to be approximately $17 million.

Note 10 - Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$12.7	$(2.6)	$28.6	$(7.2)
Non-U.S. tax rates	1.2	(2.4)	3.2	(2.6)
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(.1)	(1.2)	(.5)	(1.2)
Valuation allowance, net	(.6)	.6	(.7)	.8
Global intangible low-tax income, net	.8	.6	1.7	.1
Adjustment to the reserve for uncertain tax positions, net	.3	.6	(.5)	(.6)
Adjustment of prior year taxes, net	-	-	-	(.4)
Nondeductible expenses	.3	.6	.6	.4
Other, net	.2	(.3)	.7	(.3)
Income tax expense (benefit)	$14.8	$(4.1)	$33.1	$(11.0)

Comprehensive provision for income taxes allocable to:
Net income (loss)	$14.8	$(4.1)	$33.1	$(11.0)
Other comprehensive income - pension plans	1.0	.5	2.1	.6
Total	$15.8	$(3.6)	$35.2	$(10.4)

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

During the first six months of 2023, we recognized a non-cash deferred income tax benefit of $1.0 million relating to a decrease in our unrecognized tax benefits due to the expiration of certain statutes of limitations. We recognized a similar non-cash deferred income tax benefit of $1.1 million in the first six months of 2022, also due to the expiration of certain statutes of limitations.

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

Note 11 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 9 for discussion of our defined benefit pension plans.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(233.8)	$(276.2)	$(240.4)	$(269.2)
Other comprehensive loss	(36.3)	(5.7)	(29.7)	(12.7)
Balance at end of period	$(270.1)	$(281.9)	$(270.1)	$(281.9)

Defined benefit pension plans:
Balance at beginning of period	$(160.9)	$(62.6)	$(163.3)	$(63.1)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.3	.6	4.7	1.1
Settlement loss	-	.9	-	.9
Balance at end of period	$(158.6)	$(61.1)	$(158.6)	$(61.1)

OPEB plans:
Balance at beginning of period	$(.5)	$.7	$(.4)	$.8
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	-	-	(.1)	(.1)
Balance at end of period	$(.5)	$.7	$(.5)	$.7

Total accumulated other comprehensive loss:
Balance at beginning of period	$(395.2)	$(338.1)	$(404.1)	$(331.5)
Other comprehensive loss	(34.0)	(4.2)	(25.1)	(10.8)
Balance at end of period	$(429.2)	$(342.3)	$(429.2)	$(342.3)

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

During the first six months of 2022, we acquired 73,881 shares of our common stock for an aggregate purchase price of $1.1 million and these shares were cancelled in the second quarter of 2022. During the fourth quarter of 2022, we acquired 143,897 shares of common stock for an aggregate purchase price of $1.4 million. During the first and second quarters of 2023, we acquired 159,796 and 154,018 shares of our common stock, respectively, for an aggregate purchase price of $2.8 million. Also during the first and second quarters of 2023 we cancelled 133,897 and 323,814 shares previously held as treasury stock, respectively. At June 30, 2023, 1,017,518 shares are available for repurchase under this stock repurchase program.

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

Note 13 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		June 30, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$334.6	$334.6	$176.1	$176.1
Long-term debt - Fixed rate Senior Notes	424.1	374.2	432.4	397.3

At June 30, 2023, the estimated market price of our Senior Notes was €915 per €1,000 principal amount. The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 2 and 6.

Note 14 - Other operating income (expense), net:

On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of our losses from property damage and our share of LPC’s lost production and other costs resulting from the disruption of operations, were covered by insurance. We recognized a gain of $1.7 million and $.5 million related to our business interruption claim in the first and second quarters of 2023, respectively. These gains are included in other operating expense, net on our Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the six months ended June 30, 2023, approximately one-half of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $8.2 million, or $.07 per share, in the second quarter of 2023 compared to net income of $45.9 million, or $.40 per share, in the second quarter of 2022. For the first six months of 2023, we reported a net loss of $23.4 million, or $.20 per share, compared to net income of $103.4 million, or $.90 per share, in the first six months of 2022. Net income decreased in the 2023 periods as compared to the same periods in 2022 primarily due to lower income from operations as a result of the combination of lower sales volumes and higher production costs (including raw material and energy costs). Our results of operations for both the first and second quarters of 2023 were significantly impacted by reduced demand for our products occurring in all major markets and unabsorbed fixed production and other costs due to reduced production volumes. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net loss in the first six months of 2023 includes the recognition of a pre-tax insurance settlement gain of $2.2 million ($1.7 million, or $.01 per share, net of income tax expense) related to a business interruption insurance claim arising from Hurricane Laura in 2020 and a $1.3 million settlement loss related to the termination and buy-out of our UK pension plan ($.9 million, or $0.1 per share, net of income tax expense).

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

Results of operations

Current industry conditions

We started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022 but our average TiO2 selling prices declined 5% during the first six months of 2023. Despite this decline, our average TiO2 selling prices in the first six months of 2023 were 1% higher than the average prices during the first six months of 2022. Overall sales volumes declined in the first six months of 2023 compared to the first six months of 2022 due to reduced demand in all major markets.

We curtailed production in the third and fourth quarters of 2022 at certain of our European facilities due to decreased demand and increased production costs. Thus far during 2023 we have continued operating our production facilities at reduced rates to align production with customer demand. As a result, we operated our production facilities at 70% of practical capacity utilization in the first six months of 2023 compared to 98% of practical capacity utilization in the first six months of 2022.

The following table shows our capacity utilization rates during 2022 and 2023.

	Production Capacity Utilization Rates
	2022	2023
First Quarter	100%	76%
Second Quarter	95%	64%

Due to significant increases in production costs (primarily energy, feedstock and unabsorbed fixed costs due to reduced operating rates), our cost of sales per metric ton of TiO2 sold in the second quarter and first half of 2023 was significantly higher as compared to the comparable periods in 2022 (excluding the effect of changes in currency exchange rates).

Quarter ended June 30, 2023 compared to the quarter ended June 30, 2022

	Three months ended June 30,
	2022		2023

	(Dollars in millions)
Net sales	$565.3	100%	$443.2	100%
Cost of sales	444.8	79	399.1	90
Gross margin	120.5	21	44.1	10
Selling, general and administrative expense	63.2	11	50.1	11
Other operating income (expense):
Currency transactions, net	11.9	2	3.1	1
Other operating expense, net	(4.0)	(1)	(3.8)	(1)
Income (loss) from operations	$65.2	11%	$(6.7)	(1)%

				% Change
TiO2 operating statistics:
Sales volumes*	142		104	(26)%
Production volumes*	132		89	(33)%
Percentage change in net sales:
TiO2 sales volumes				(26)%
TiO2 product pricing				(2)
Product mix/other				6
Changes in currency exchange rates				-
Total				(22)%
*	Thousands of metric tons

Net sales - Net sales in the second quarter of 2023 decreased 22%, or $122.1 million, compared to the second quarter of 2022 primarily due to a 26% decrease in sales volumes (which decreased net sales by approximately $147 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $11 million). Changes in product mix positively contributed to net sales, primarily due to modest growth in our complementary businesses which somewhat offset declines in TiO2 sales volumes. Changes in currency exchange rates had a nominal effect on net sales in the second quarter of 2023 as compared to the second quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 26% in the second quarter of 2023 as compared to the second quarter of 2022 due to lower overall demand across all major markets. The lower overall demand we began experiencing in the second half of 2022 has continued during the second quarter of 2023.

Cost of sales and gross margin - Cost of sales decreased $45.7 million, or 10%, in the second quarter of 2023 compared to the second quarter of 2022 due to the net effects of a 26% decrease in sales volumes, a 33% decrease in production volumes, higher production costs of approximately $18 million (primarily raw materials and energy) and $22 million of unabsorbed fixed production costs we recognized as a result of reduced production volumes at certain of our manufacturing facilities to align inventory levels to anticipated customer demand. Our cost of sales as a percentage of net sales increased to 90% in the second quarter of 2023 compared to 79% in the same period of 2022 primarily due to the unfavorable effects of higher production costs (primarily raw material, energy and unabsorbed fixed production costs due to lower production volumes).

Gross margin as a percentage of net sales decreased to 10% in the second quarter of 2023 compared to 21% in the second quarter of 2022. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to higher production costs, lower production and sales volumes and lower average TiO2 selling prices.

Selling, general and administrative expense - Selling, general and administrative expense decreased $13.1 million, or 21%, in 2023 compared to 2022 primarily due to lower distribution costs related to lower overall sales volumes during the quarter. Selling, general and administrative expense as a percentage of net sales was comparable in the second quarters of 2023 and 2022 at approximately 11% of net sales.

Income (loss) from operations - We had a loss from operations of $6.7 million in the second quarter of 2023 compared to income from operations of $65.2 million in the second quarter of 2022 as a result of the factors impacting gross margin discussed above. We recognized a gain of $.5 million in the second quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. We estimate changes in currency exchange rates decreased our loss from operations by approximately $2 million in the second quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) - We recognized a loss of $.6 million on the change in market price of our marketable equity securities in the second quarter of 2023 compared to a gain of $2.3 million in the second quarter of 2022. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the second quarter of 2023 decreased $.9 million compared to the second quarter of 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of our UK pension plan in the second quarter of 2023. See Note 9 to our Condensed Consolidated Financial Statements. Interest expense in the second quarter of 2023 was comparable to interest expense in the second quarter of 2022. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized an income tax benefit of $4.1 million in the second quarter of 2023 compared to income tax expense of $14.8 million in the second quarter of 2022. The difference is primarily due to lower earnings in the second quarter of 2023 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 10 to our Condensed Consolidated Financial Statements.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six months ended June 30,
	2022		2023

	(Dollars in millions)
Net sales	$1,128.2	100%	$869.5	100%
Cost of sales	858.4	76	794.6	91
Gross margin	269.8	24	74.9	9
Selling, general and administrative expense	124.6	11	103.3	12
Other operating income (expense):
Currency transactions, net	10.4	1	8.5	1
Other operating expense, net	(7.1)	(1)	(5.1)	(1)
Income (loss) from operations	$148.5	13%	$(25.0)	(3)%

				% Change
TiO2 operating statistics:
Sales volumes*	286		206	(28)%
Production volumes*	270		194	(28)%
Percentage change in net sales:
TiO2 sales volumes				(28)%
TiO2 product pricing				1
Product mix/other				5
Changes in currency exchange rates				(1)
Total				(23)%
*	Thousands of metric tons

Net sales - Net sales in the first six months of 2023 decreased 23%, or $258.7 million, compared to the first six months of 2022 primarily due to the net effects of a 28% decrease in sales volumes (which decreased net sales by approximately $316 million) and a 1% increase in average TiO2 selling prices (which increased net sales by approximately $11 million). Changes in product mix positively contributed to net sales, primarily due to modest growth in our complementary businesses which somewhat offset declines in TiO2 sales volumes. In addition to the impact of sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $12 million in the first six months of 2023 as compared to the first six months of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 28% in the first six months of 2023 as compared to the first six months of 2022 due to lower overall demand across all major markets. The lower overall demand we began experiencing in the second half of 2022 has continued during the first six months of 2023.

Cost of sales and gross margin - Cost of sales decreased $63.8 million, or 7%, in the first six months of 2023 compared to the first six months of 2022 due to the net effects of a 28% decrease in sales volumes, a 28% decrease in production volumes, higher production costs of approximately $100 million (primarily raw materials and energy) and $54 million of unabsorbed fixed production costs we recognized as a result of reduced production volumes at certain of our manufacturing facilities to align inventory levels to anticipated customer demand. Our cost of sales as a percentage of net sales increased to 91% in the first six months of 2023 compared to 76% in the same period of 2022 primarily due to the unfavorable effects of higher production costs (primarily raw material, energy and unabsorbed fixed production costs due to lower production volumes).

Gross margin as a percentage of net sales decreased to 9% in the first six months of 2023 compared to 24% in the first six months of 2022. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the significant decrease in sales volumes in 2023.

Selling, general and administrative expense - Selling, general and administrative expense decreased $21.3 million, or 17%, in the first six months of 2023 compared to the same period in 2022 primarily due to lower distribution costs as a result of lower overall sales volumes. Selling, general and administrative expense as a percentage of net sales increased slightly in the first six months of 2023 compared to first six months of 2022.

Income (loss) from operations - We had a loss from operations of $25.0 million in the first six months of 2023 compared to income from operations of $148.5 million in the first six months of 2022 as a result of the factors impacting gross margin discussed above. We recognized a gain of $2.2 million in the first six months of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates decreased our loss from operations by approximately $21 million in the first six months of 2023 as compared to the same period in 2022, as further discussed below.

Other non-operating income (expense) - We recognized a loss of $1.3 million on the change in value of our marketable equity securities in the first six months of 2023 and a gain of $2.4 million in the first six months of 2022. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first six months of 2023 decreased $3.2 million compared to the first six months of 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of our UK pension plan in the second quarter of 2023. See Note 9 to our Condensed Consolidated Financial Statements. Interest expense in the first six months of 2023 decreased $.3 million compared to the first six months of 2022 due to the effects of changes in currency exchange rates.

Income tax expense - We recognized an income tax benefit of $11.0 million in the first six months of 2023 compared to income tax expense of $33.1 million in the first six months of 2022. The difference is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 10 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates
Three months ended June 30, 2023 vs June 30, 2022
				Translation	Total
				gains/(losses) -	currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(1)	$(1)
Income (loss) from operations	12	3	(9)	11	2

The $1 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $2 million decrease in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $9 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $11 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022.

Impact of changes in currency exchange rates
Six months ended June 30, 2023 vs June 30, 2022
				Translation	Total
				gains/(losses) -	currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(12)	$(12)
Income (loss) from operations	10	8	(2)	23	21

The $12 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $21 million decrease in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $2 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $23 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the strengthening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Outlook

As noted above, customer demand in all major markets remained sluggish throughout the second quarter of 2023 as many of our customers continue to be cautious in placing orders due to uncertain economic conditions exacerbated by ongoing downstream destocking. We are taking necessary actions to align our production and inventories to forecasted demand levels and to reduce costs in line with the lower production rates. These steps, along with the depletion of high-cost inventory created earlier in the cycle, have somewhat increased gross margins and improved operating cash flows in the second quarter.

Entering the second half of the year, we believe customer destocking has run its course and we are seeing pockets of strengthening demand, primarily in North America. However, we expect near term demand will remain below historical norms. While our selling prices have remained relatively stable throughout the first half of 2023, favorable pigment availability and minimal order lead times in the marketplace, along with low-cost imports from China, are leading to increased pricing pressure. Raw materials and certain other input costs have declined from the highs experienced since the second half of 2022 which, combined with internal cost reduction initiatives, should begin to positively impact margins late in the year as we expect higher cost inventories will continue to depress margins well into the third quarter. Overall, due to the weaker than expected demand recovery and higher production costs, including unabsorbed fixed costs, we expect to report lower operating results for the full year of 2023 as compared to 2022.

We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly. We believe the long-term outlook for our industry remains positive, and we are taking steps in the near term which are intended to preserve our competitive position and our future growth.

Our expectations for the TiO2 industry and our operations are based on a number of factors outside our control. We have experienced global market disruptions including high energy and other input costs and future impacts on our operations will depend on, among other things, future energy and other input costs along with the effect economic conditions and geopolitical events have on our operations or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Cash used in operating activities was $76.6 million in the first six months of 2023 compared to cash provided by operating activities of $49.3 million in the first six months of 2022. This $125.9 million increase in the amount of cash used was primarily due to the net effect of the following:

●	lower income from operations in 2023 of $173.5 million,
●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2023 of $45.3 million,
●	lower cash paid for taxes in 2023 of $8.8 million due to lower earnings and the relative timing of payments, and
●	higher contributions to our TiO2 manufacturing joint venture in 2023 of $4.2 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, decreased from December 31, 2022 to June 30, 2023 primarily due to relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2022 to June 30, 2023 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first six months of 2023 compared to the fourth quarter of 2022 where our production volumes exceeded our sales volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2021	June 30, 2022	December 31, 2022	June 30, 2023
DSO	65 days	62 days	64 days	62 days
DSI	59 days	45 days	103 days	59 days

Investing activities

Our capital expenditures of $33.9 million and $30.5 million in the first six months of 2023 and 2022, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During each of the first six months of 2022 and 2023, we paid quarterly dividends of $.19 per share to stockholders aggregating $43.9 million and $43.8 million, respectively.

In addition, during the first six months of 2023, we acquired 313,814 shares of our common stock in market transactions for an aggregate purchase price of $2.8 million as compared to $1.1 million of treasury stock purchases in the first six months of 2022.

Outstanding debt obligations

At June 30, 2023, our consolidated debt comprised:

●	€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($432.4 million carrying amount, net of unamortized debt issuance costs) due in September 2025 (Senior Secured Notes), and
●	approximately $.7 million of other indebtedness.

We had no outstanding borrowings at June 30, 2023 on our $225 million global revolving credit facility (Global Revolver) and the full $225 million was available for borrowings thereunder. Our Senior Secured Notes and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2022 Annual Report. We are in compliance with all of our debt covenants at June 30, 2023. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity.

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

At June 30, 2023 we had aggregate cash, cash equivalents and restricted cash on hand of $176.1 million, of which $89.7 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Our $225 million Global Revolver we entered into in April 2021, matures in April 2026 and currently the full $225 million is available for borrowing under this facility and we could borrow all available amounts without violating our existing debt covenants. See Note 5 to our Condensed Consolidated Financial Statements. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2024) and our long-term obligations (defined as the five-year period ending June 30, 2028, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $43 million in capital expenditures primarily to maintain and improve our existing facilities during 2023, including $33.9 million in expenditures through June 30, 2023. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand, the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At June 30, 2023, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 10 and 12 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

Not applicable

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2023.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our President and Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses certain information regarding the shares of our common stock we purchased during the second quarter of 2023 (we made no purchases in June 2023). All of these purchases were made under our stock repurchase program in open market transactions. See Note 11 to our Condensed Consolidated Financial Statements.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
April 2023	120,010	$9.13	120,010	1,051,526
May 2023	34,008	$8.77	34,008	1,017,518

(1)	In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.

Item 6.Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: August 2, 2023	/s/ Tim C. Hafer
Tim C. Hafer
Executive Vice President and Chief Financial Officer (duly authorized officer)