Form 10-Q
period 2023-09-30
KRONOS WORLDWIDE INC
filed 2023-11-02
CIK 1257640

19

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on October 27, 2023:  115,027,016.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$327.8	$155.3
Restricted cash	2.0	1.6
Accounts and other receivables, net	255.1	299.8
Inventories, net	608.7	497.8
Prepaid expenses and other	48.6	45.2

Total current assets	1,242.2	999.7

Other assets:
Investment in TiO2 manufacturing joint venture	112.9	115.7
Restricted cash	4.8	4.9
Marketable securities	3.2	1.9
Operating lease right-of-use assets	21.5	21.0
Deferred income taxes	52.0	82.4
Other	13.3	13.6

Total other assets	207.7	239.5

Property and equipment:
Land	41.9	42.4
Buildings	214.7	224.6
Equipment	1,093.2	1,114.1
Mining properties	119.6	123.4
Construction in progress	76.5	49.4
	1,545.9	1,553.9
Less accumulated depreciation and amortization	1,061.4	1,077.2

Net property and equipment	484.5	476.7

Total assets	$1,934.4	$1,715.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	September 30,
	2022	2023
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$1.1	$.7
Accounts payable and accrued liabilities	312.3	246.4
Income taxes	13.3	9.1

Total current liabilities	326.7	256.2

Noncurrent liabilities:
Long-term debt	424.1	422.5
Accrued pension costs	128.6	122.3
Payable to affiliate - income taxes	33.5	18.6
Operating lease liabilities	17.4	16.9
Deferred income taxes	26.4	25.5
Other	20.5	20.7

Total noncurrent liabilities	650.5	626.5

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,394.3	1,390.2
Retained deficit	(105.4)	(214.8)
Accumulated other comprehensive loss	(331.5)	(343.4)
Treasury stock, at cost	(1.4)	-

Total stockholders’ equity	957.2	833.2

Total liabilities and stockholders’ equity	$1,934.4	$1,715.9

Commitments and contingencies (Notes 10 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(unaudited)
Net sales	$459.6	$396.9	$1,587.8	$1,266.4
Cost of sales	375.6	362.5	1,234.0	1,157.1

Gross margin	84.0	34.4	353.8	109.3

Selling, general and administrative expense	59.0	53.6	183.6	156.9
Other operating income (expense):
Currency transactions, net	6.7	(3.9)	17.1	4.6
Other operating expense, net	(.9)	(2.2)	(8.0)	(7.3)

Income (loss) from operations	30.8	(25.3)	179.3	(50.3)

Other income (expense):
Interest and dividend income	1.4	1.5	2.1	5.0
Marketable equity securities	(2.9)	-	(.5)	(1.3)
Other components of net periodic pension and OPEB cost	(2.9)	(1.0)	(9.2)	(4.1)
Interest expense	(4.2)	(4.3)	(13.0)	(12.8)

Income (loss) before income taxes	22.2	(29.1)	158.7	(63.5)

Income tax expense (benefit)	1.2	(8.7)	34.3	(19.7)

Net income (loss)	$21.0	$(20.4)	$124.4	$(43.8)

Net income (loss) per basic and diluted share	$.18	$(.18)	$1.08	$(.38)

Weighted average shares used in the calculation of net income (loss) per share	115.5	115.0	115.5	115.1

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(unaudited)
Net income (loss)	$21.0	$(20.4)	$124.4	$(43.8)

Other comprehensive income (loss), net of tax:
Currency translation	(25.9)	(1.4)	(55.6)	(14.1)
Defined benefit pension plans	2.2	.4	6.9	2.4
Other postretirement benefit plans	(.1)	(.1)	(.2)	(.2)

Total other comprehensive loss, net	(23.8)	(1.1)	(48.9)	(11.9)

Comprehensive income (loss)	$(2.8)	$(21.5)	$75.5	$(55.7)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended September 30, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at June 30, 2022	$1.2	$1,394.2	$(62.6)	$(429.2)	$-	$903.6
Net income	-	-	21.0	-	-	21.0
Other comprehensive loss, net of tax	-	-	-	(23.8)	-	(23.8)
Dividends paid - $.19 per share	-	-	(21.9)	-	-	(21.9)

Balance at September 30, 2022	$1.2	$1,394.2	$(63.5)	$(453.0)	$-	$878.9

Balance at June 30, 2023	$1.2	$1,390.2	$(172.6)	$(342.3)	$-	$876.5
Net loss	-	-	(20.4)	-	-	(20.4)
Other comprehensive loss, net of tax	-	-	-	(1.1)	-	(1.1)
Dividends paid - $.19 per share	-	-	(21.8)	-	-	(21.8)

Balance at September 30, 2023	$1.2	$1,390.2	$(214.8)	$(343.4)	$-	$833.2

	Nine months ended September 30, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2021	$1.2	$1,395.4	$(122.1)	$(404.1)	$(.2)	$870.2
Net income	-	-	124.4	-	-	124.4
Other comprehensive loss, net of tax	-	-	-	(48.9)	-	(48.9)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.57 per share	-	-	(65.8)	-	-	(65.8)
Treasury stock acquired	-	-	-	-	(1.1)	(1.1)
Treasury stock retired	-	(1.3)	-	-	1.3	-

Balance at September 30, 2022	$1.2	$1,394.2	$(63.5)	$(453.0)	$-	$878.9

Balance at December 31, 2022	$1.2	$1,394.3	$(105.4)	$(331.5)	$(1.4)	$957.2
Net loss	-	-	(43.8)	-	-	(43.8)
Other comprehensive loss, net of tax	-	-	-	(11.9)	-	(11.9)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.57 per share	-	-	(65.6)	-	-	(65.6)
Treasury stock acquired	-	-	-	-	(2.8)	(2.8)
Treasury stock retired	-	(4.2)	-	-	4.2	-

Balance at September 30, 2023	$1.2	$1,390.2	$(214.8)	$(343.4)	$-	$833.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$124.4	$(43.8)
Depreciation	39.0	36.6
Amortization of operating lease right-of-use assets	3.4	3.4
Deferred income taxes	1.6	(31.7)
Benefit plan expense greater (less) than cash funding	4.8	(4.3)
Marketable equity securities	.5	1.3
Contributions to TiO2 manufacturing joint venture, net	(8.5)	(2.8)
Other, net	3.2	1.6
Change in assets and liabilities:
Accounts and other receivables, net	(17.9)	(57.2)
Inventories, net	(134.1)	106.5
Prepaid expenses	(14.8)	3.0
Accounts payable and accrued liabilities	52.2	(71.2)
Income taxes	(2.5)	3.8
Accounts with affiliates	6.5	(5.2)
Other, net	1.3	1.1

Net cash provided by (used in) operating activities	59.1	(58.9)

Cash flows from investing activities:
Capital expenditures	(44.4)	(42.1)
Other	.1	-

Net cash used in investing activities	(44.3)	(42.1)

Cash flows from financing activities:
Payments on long-term debt	(.5)	(.5)
Dividends paid	(65.8)	(65.6)
Treasury stock acquired	(1.1)	(2.9)

Net cash used in financing activities	(67.4)	(69.0)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(52.6)	(170.0)
Effect of currency exchange rate changes on cash	(15.6)	(2.8)
Balance at beginning of period	412.6	334.6

Balance at end of period	$344.4	$161.8

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$15.8	$15.8
Income taxes	32.2	15.2
Accrual for capital expenditures	2.0	.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2023, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission (SEC) on March 8, 2023 (2022 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended September 30, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	September 30,
	2022	2023

	(In millions)
Trade receivables	$220.3	$282.2
Recoverable VAT and other receivables	28.5	21.1
Receivables from affiliates, other	2.7	.5
Refundable income taxes	7.1	.1
Allowance for doubtful accounts	(3.5)	(4.1)
Total	$255.1	$299.8

Note 3 - Inventories, net:

	December 31,	September 30,
	2022	2023

	(In millions)
Raw materials	$145.3	$132.6
Work in process	32.0	32.6
Finished products	349.9	246.2
Supplies	81.5	86.4
Total	$608.7	$497.8

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

September 30, 2023:
Valhi common stock	1	$1.9	$3.2	$(1.3)

At December 31, 2022 and September 30, 2023, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2022 and September 30, 2023, the per share quoted market price of Valhi’s common stock was $22.00 and $13.26, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Long-term debt:

	December 31,	September 30,
	2022	2023

	(In millions)
Kronos International, Inc. 3.75% Senior Notes	$424.1	$422.5
Other	1.1	.7
Total debt	425.2	423.2
Less current maturities	1.1	.7
Total long-term debt	$424.1	$422.5

Senior Secured Notes - At September 30, 2023, the carrying value of our 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $1.7 million.

Revolving credit facility - During the first nine months of 2023, we had no borrowings or repayments under our $225 million global revolving credit facility and at September 30, 2023, the full $225 million was available for borrowing.

Other - We are in compliance with all of our debt covenants at September 30, 2023.

Note 6 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2022	2023

	(In millions)
Accounts payable	$177.2	$117.9
Accrued sales discounts and rebates	25.6	18.2
Employee benefits	22.9	26.4
Payables to affiliates:
LPC	17.1	20.0
NL Industries, Inc.	-	.9
Income taxes payable to Valhi	5.8	13.6
Operating lease liabilities	3.8	3.8
Other	59.9	45.6
Total	$312.3	$246.4

Note 7 - Other noncurrent liabilities:

	December 31,	September 30,
	2022	2023

	(In millions)
Accrued postretirement benefits	$5.9	$6.0
Employee benefits	4.8	4.7
Other	9.8	10.0
Total	$20.5	$20.7

Note 8 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Net sales - point of origin:
United States	$330.3	$250.6	$980.4	$739.8
Germany	213.5	182.3	762.0	561.9
Canada	105.1	93.0	313.1	267.8
Belgium	76.0	49.3	256.3	163.6
Norway	64.7	40.7	211.1	187.9
Eliminations	(330.0)	(219.0)	(935.1)	(654.6)
Total	$459.6	$396.9	$1,587.8	$1,266.4

Net sales - point of destination:
Europe	$197.5	$179.9	$731.6	$580.0
North America	182.5	165.1	558.4	466.7
Other	79.6	51.9	297.8	219.7
Total	$459.6	$396.9	$1,587.8	$1,266.4

Note 9 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Net periodic pension cost (income):
Service cost	$2.8	$1.6	$8.7	$4.7
Interest cost	2.7	5.2	8.3	15.4
Expected return on plan assets	(3.1)	(4.8)	(9.2)	(14.4)
Recognized actuarial losses	3.2	.6	10.0	1.8
Settlements	-	-	-	1.3
Total	$5.6	$2.6	$17.8	$8.8

In the second quarter of 2023, we completed a termination and buy-out of our pension plan in the United Kingdom resulting in a $1.3 million settlement loss. We expect our 2023 contributions for our pension plans to be approximately $17 million.

Note 10 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$4.7	$(6.1)	$33.3	$(13.3)
Non-U.S. tax rates	(1.2)	(2.0)	2.0	(4.6)
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(.2)	(1.2)	(.7)	(2.4)
Valuation allowance, net	(3.8)	.4	(4.5)	1.2
Global intangible low-tax income, net	.3	(.2)	2.0	(.1)
Nondeductible expenses	.4	.2	1.0	.6
Other, net	1.0	.2	1.2	(1.1)
Income tax expense (benefit)	$1.2	$(8.7)	$34.3	$(19.7)

Comprehensive provision for income taxes allocable to:
Net income (loss)	$1.2	$(8.7)	$34.3	$(19.7)
Other comprehensive income (loss):
Pension plans	1.0	.1	3.1	.7
OPEB plans	(.1)	(.1)	(.1)	(.1)
Total	$2.1	$(8.7)	$37.3	$(19.1)

The amount shown in the preceding table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate. The amount shown on such table for incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current-year earnings (losses) of all of our non-U.S. subsidiaries and (ii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

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

Note 11 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 9 for discussion of our defined benefit pension plans.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(270.1)	$(281.9)	$(240.4)	$(269.2)
Other comprehensive loss	(25.9)	(1.4)	(55.6)	(14.1)
Balance at end of period	$(296.0)	$(283.3)	$(296.0)	$(283.3)

Defined benefit pension plans:
Balance at beginning of period	$(158.6)	$(61.1)	$(163.3)	$(63.1)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.2	.4	6.9	1.5
Plan settlement	-	-	-	.9
Balance at end of period	$(156.4)	$(60.7)	$(156.4)	$(60.7)

OPEB plans:
Balance at beginning of period	$(.5)	$.7	$(.4)	$.8
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.2)	(.2)
Balance at end of period	$(.6)	$.6	$(.6)	$.6

Total accumulated other comprehensive loss:
Balance at beginning of period	$(429.2)	$(342.3)	$(404.1)	$(331.5)
Other comprehensive loss	(23.8)	(1.1)	(48.9)	(11.9)
Balance at end of period	$(453.0)	$(343.4)	$(453.0)	$(343.4)

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

During the first nine months of 2022, we acquired and cancelled 73,881 shares of our common stock for an aggregate purchase price of $1.1 million. During the fourth quarter of 2022, we acquired 143,897 shares of common stock for an aggregate purchase price of $1.4 million. During the first and second quarters of 2023, we acquired 159,796 and 154,018 shares of our common stock, respectively, for an aggregate purchase price of $2.8 million. Also during the first and second quarters of 2023 we cancelled 133,897 and 323,814 shares previously held as treasury stock, respectively. At September 30, 2023, 1,017,518 shares are available for repurchase under this stock repurchase program.

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

Note 13 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		September 30, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$334.6	$334.6	$161.8	$161.8
Long-term debt - Fixed rate Senior Notes	424.1	374.2	422.5	385.0

At September 30, 2023, the estimated market price of our Senior Notes was €908 per €1,000 principal amount. The fair value of our Senior Notes was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Notes trade were not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 2 and 6.

Note 14 - Other operating income (expense), net:

On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of our losses from property damage and our share of LPC’s lost production and other costs resulting from the disruption of operations, were covered by insurance. We recognized an aggregate gain of $2.5 million ($1.7 million, $.5 million and $.3 million in the first, second and third quarters of 2023, respectively) and a gain of $2.7 million in the third quarter of 2022 related to our business interruption claim. These gains are included in other operating expense, net on our Condensed Consolidated Statement of Operations.

Note 15 - Restructuring costs

As part of overall cost saving measures to improve our long-term cost structure, during the third quarter of 2023 we began implementing certain voluntary and involuntary workforce reductions. A substantial portion of our workforce reductions are expected to be accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions will impact approximately 100 individuals. To date expenses related to these initiatives are not significant due to the early stages of the reductions; however, we currently expect to recognize a $6 million charge in the fourth quarter of 2023 related to workforce reductions we will implement during the quarter, most of which is expected to be classified in selling, general and administrative expense. The majority of cash payments are also expected to be completed by the first quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the nine months ended September 30, 2023, approximately 40% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $20.4 million, or $.18 per share, in the third quarter of 2023 compared to net income of $21.0 million, or $.18 per share, in the third quarter of 2022. For the first nine months of 2023, we reported a net loss of $43.8 million, or $.38 per share, compared to net income of $124.4 million, or $1.08 per share, in the first nine months of 2022. Net income decreased in the third quarter of 2023 as compared to the third quarter of 2022 primarily due to lower income from operations as a result of lower sales volumes and lower average TiO2 selling prices. Net income decreased in the first nine months of 2023 as compared to the first nine months of 2022 primarily due to lower income from operations as a result of the combination of lower sales volumes, higher production costs (primarily raw material costs) and lower average TiO2 selling prices. Our results of operations for the first nine months of 2023 were significantly impacted by reduced demand for certain of our products occurring in all major markets and unabsorbed fixed production and other costs due to reduced production volumes. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net loss in the first nine months of 2023 includes the recognition of a pre-tax insurance settlement gain of $2.5 million ($2.0 million, or $.02 per share, net of income tax expense) related to a business interruption insurance claim arising from Hurricane Laura in 2020 and a $1.3 million settlement loss related to the termination and buy-out of our pension plan in the United Kingdom ($.9 million, or $.01 per share, net of income tax expense). Our net income in the first nine months of 2022 includes the recognition of a pre-

tax insurance settlement gain of $2.7 million ($2.2 million, or $.02 per share, net of income tax expense) related to a business interruption insurance claim arising from Hurricane Laura in 2020.

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

Results of operations

Current industry conditions

We and the TiO2 industry are experiencing an extended period of significantly reduced demand across all major markets which is reflected in our sales volumes in both the third quarter and first nine months of 2023. Demand first began to fall in the third quarter of 2022 and although there has been some stabilization at this reduced level, overall demand remains below average historical levels.  While we started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022, this extended period of reduced demand has put downward pressure on our average TiO2 selling prices and, as a result, prices declined 9% during the first nine months of 2023. Our average TiO2 selling prices in the first nine months of 2023 were 2% lower than the average prices during the first nine months of 2022.

We began curtailing production in the third quarter of 2022 at certain of our European facilities due to decreased demand and increased production costs. Thus far during 2023 we have continued operating our production facilities at reduced rates to align production with expected customer demand. As a result, we operated our production facilities at 71% of practical capacity utilization in the first nine months of 2023 compared to 96% of practical capacity utilization in the first nine months of 2022.

The following table shows our capacity utilization rates during 2022 and 2023.

	Production Capacity Utilization Rates
	2022	2023
First Quarter	100%	76%
Second Quarter	95%	64%
Third Quarter	93%	73%

Due to significant increases in per metric ton production costs (primarily feedstock and unabsorbed fixed costs due to reduced operating rates), our cost of sales per metric ton of TiO2 sold in the first nine months of 2023 was significantly higher as compared to the comparable periods in 2022 (excluding the effect of changes in currency exchange rates). Our cost of sales per metric ton of TiO2 sold in the third quarter of 2023 was comparable to the same period in 2022.

In response to this extended period of reduced demand we have taken measures to reduce our operating costs and improve our long-term cost structure. As part of overall cost saving measures, during the third quarter of 2023 we began implementing certain voluntary and involuntary workforce reductions. A substantial portion of our workforce reductions are expected to be accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions will impact approximately 100 individuals. To date expenses related to these initiatives are not significant due to the early stages of the reductions; however, we currently expect to recognize a $6 million charge in the fourth quarter of 2023 related to workforce reductions we will implement during the quarter, most of which is expected to be classified in selling, general and administrative expense. The majority of cash payments are also expected to be completed by the first quarter of 2024.

Quarter ended September 30, 2023 compared to the quarter ended September 30, 2022

	Three months ended September 30,
	2022		2023

	(Dollars in millions)
Net sales	$459.6	100%	$396.9	100%
Cost of sales	375.6	82	362.5	91
Gross margin	84.0	18	34.4	9
Selling, general and administrative expense	59.0	13	53.6	13
Other operating income (expense):
Currency transactions, net	6.7	2	(3.9)	(1)
Other operating expense, net	(.9)	-	(2.2)	(1)
Income (loss) from operations	$30.8	7%	$(25.3)	(6)%

				% Change
TiO2 operating statistics:
Sales volumes*	113		107	(6)%
Production volumes*	131		102	(22)%
Percentage change in net sales:
TiO2 sales volumes				(6)%
TiO2 product pricing				(8)
TiO2 product mix/other				(3)
Changes in currency exchange rates				3
Total				(14)%
*	Thousands of metric tons

Net sales - Net sales in the third quarter of 2023 decreased 14%, or $62.7 million, compared to the third quarter of 2022 primarily due to a 6% decrease in sales volumes (which decreased net sales by approximately $28 million) and an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $37 million). In addition to the impact of sales volumes and average TiO2 selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $12 million in the third quarter of 2023 as compared to the third quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 6% in the third quarter of 2023 as compared to the third quarter of 2022 due to lower overall demand across all major markets noted above. The lower overall demand we began experiencing in the second half of 2022 and first half of 2023 has continued during the third quarter of 2023.

Cost of sales and gross margin - Cost of sales decreased $13.1 million, or 3%, in the third quarter of 2023 compared to the third quarter of 2022 due to the net effects of a 6% decrease in sales volumes, a 22% decrease in production volumes (which resulted in  $20 million of unabsorbed fixed production costs) at certain of our manufacturing facilities to align inventory levels to anticipated near-term customer demand somewhat offset by lower production costs of approximately $10 million (primarily energy and raw materials). Our cost of sales as a percentage of net sales increased to 91% in the third quarter of 2023 compared to 82% in the same period of 2022 primarily due to the unfavorable effects of unabsorbed fixed production costs due to lower production volumes.

Gross margin as a percentage of net sales decreased to 9% in the third quarter of 2023 compared to 18% in the third quarter of 2022. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to lower production and sales volumes, lower average TiO2 selling prices and changes in currency exchange rates.

Selling, general and administrative expense - Selling, general and administrative expense decreased $5.4 million, or 9%, in 2023 compared to 2022 primarily due to lower distribution costs related to lower overall sales volumes during the quarter. Selling, general and administrative expense as a percentage of net sales was comparable in the third quarters of 2023 and 2022 at approximately 13% of net sales.

Income (loss) from operations - We had a loss from operations of $25.3 million in the third quarter of 2023 compared to income from operations of $30.8 million in the third quarter of 2022 as a result of the factors impacting gross margin discussed above. We recognized a gain of $.3 million in the third quarter of 2023 and a gain of $2.7 million in the third quarter of 2022 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. We estimate changes in currency exchange rates increased our loss from operations by approximately $10 million in the third quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) - There was no change in the relative market value of our marketable equity securities in the third quarter of 2023. However, we recognized an unrealized loss of $2.9 million in the third quarter of 2022 related to the change in market price of our marketable equity securities. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the third quarter of 2023 decreased $1.9 million compared to the third quarter of 2022 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the third quarter of 2023 was comparable to interest expense in the third quarter of 2022. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized an income tax benefit of $8.7 million in the third quarter of 2023 compared to income tax expense of $1.2 million in the third quarter of 2022. The difference is primarily due to lower earnings in the third quarter of 2023 and the jurisdictional mix of such earnings. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 10 to our Condensed Consolidated Financial Statements.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine months ended September 30,
	2022		2023

	(Dollars in millions)
Net sales	$1,587.8	100%	$1,266.4	100%
Cost of sales	1,234.0	78	1,157.1	91
Gross margin	353.8	22	109.3	9
Selling, general and administrative expense	183.6	12	156.9	12
Other operating income (expense):
Currency transactions, net	17.1	1	4.6	-
Other operating expense, net	(8.0)	-	(7.3)	(1)
Income (loss) from operations	$179.3	11%	$(50.3)	(4)%

				% Change
TiO2 operating statistics:
Sales volumes*	399		313	(22)%
Production volumes*	401		296	(26)%
Percentage change in net sales:
TiO2 sales volumes				(22)%
TiO2 product pricing				(2)
TiO2 product mix/other				4
Changes in currency exchange rates				-
Total				(20)%
*	Thousands of metric tons

Net sales - Net sales in the first nine months of 2023 decreased 20%, or $321.4 million, compared to the first nine months of 2022 primarily due to a 22% decrease in sales volumes (which decreased net sales by approximately $349 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $32 million). Changes in product mix positively contributed to net sales, primarily due to higher average selling prices in our complementary businesses which somewhat offset declines in TiO2 sales volumes. Changes in currency exchange rates had a nominal effect on net sales in the first nine months of 2023 as compared to the first nine months of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 22% in the first nine months of 2023 as compared to the first nine months of 2022 due to lower overall demand across all major markets noted above. The lower overall demand we began experiencing in the second half of 2022 has continued during the first nine months of 2023.

Cost of sales and gross margin - Cost of sales decreased $76.9 million, or 6%, in the first nine months of 2023 compared to the first nine months of 2022 due to the net effects of a 22% decrease in sales volumes, a 26% decrease in production volumes (which resulted in $74 million of unabsorbed fixed production costs) at certain of our manufacturing facilities to align inventory levels to anticipated near-term customer demand and higher production costs of approximately $90 million (primarily raw materials). Our cost of sales as a percentage of net sales increased to 91% in the first nine months of 2023 compared to 78% in the same period of 2022 primarily due to the unfavorable effects of higher production costs (primarily raw materials) and unabsorbed fixed production costs due to lower production volumes.

Gross margin as a percentage of net sales decreased to 9% in the first nine months of 2023 compared to 22% in the first nine months of 2022. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the net effect of higher production costs, lower production and sales volumes, lower average TiO2 selling prices and changes in currency exchange rates.

Selling, general and administrative expense - Selling, general and administrative expense decreased $26.7 million, or 15%, in the first nine months of 2023 compared to the same period in 2022 primarily due to lower distribution costs as a result of lower overall sales volumes. Selling, general and administrative expense as a percentage of net sales was comparable in the first nine months of 2023 and 2022 at approximately 12% of net sales.

Income (loss) from operations - We had a loss from operations of $50.3 million in the first nine months of 2023 compared to income from operations of $179.3 million in the first nine months of 2022 as a result of the factors impacting gross margin discussed above. We recognized a gain of $2.5 million in the first nine months of 2023 and a gain of $2.7 million in the first nine months of 2022 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates decreased our loss from operations by approximately $11 million in the first nine months of 2023 as compared to the same period in 2022, as further discussed below.

Other non-operating income (expense) - We recognized an unrealized loss of $1.3 million on the change in value of our marketable equity securities in the first nine months of 2023 compared to a loss of $.5 million in the first nine months of 2022. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first nine months of 2023 decreased $5.1 million compared to the first nine months of 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of our pension plan in the United Kingdom during the second quarter of 2023. Interest expense in the first nine months of 2023 was comparable to interest expense in the first nine months of 2022.

Income tax expense - We recognized an income tax benefit of $19.7 million in the first nine months of 2023 compared to income tax expense of $34.3 million in the first nine months of 2022. The difference is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 10 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2023 vs September 30, 2022
				Translation	Total
				gains -	currency
	Transaction gains (losses) recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$-	$-	$-	$12	$12
Income (loss) from operations	7	(4)	(11)	1	(10)

The $12 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $10 million increase in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $1 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Impact of changes in currency exchange rates
Nine months ended September 30, 2023 vs September 30, 2022
				Translation	Total
				gains -	currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$-	$-	$-	$-	$-
Income (loss) from operations	17	4	(13)	24	11

The $11 million decrease in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $13 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $24 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Outlook

Customer demand remained weak during the third quarter of 2023 with demand in Europe remaining at historically low levels while North America and export markets showed signs of stabilizing. We are taking necessary actions to align our production and inventories to forecasted demand levels and to reduce costs in line with the lower production rates including production curtailments and cost reduction initiatives noted above designed to improve our long-term cost structure. These steps, along with the depletion of high-cost inventory created earlier in the cycle, have somewhat increased gross margins and improved operating cash flows in the second and third quarters of the year. We continue to focus on maintaining liquidity through this down cycle and we expect to maintain consistent cash balances and availability on our revolving credit facility for the foreseeable future.

While we believe customer destocking is complete and customer inventories are historically low, our customers’ near-term outlook remains uncertain and, particularly in Europe, we expect production curtailments by certain customers during the fourth quarter in response to expected low downstream demand. Outside of Europe, demand levels have stabilized in many regions, primarily in North America as noted above, but at levels well below historical norms. During the third quarter our selling prices came under increasing pressure, primarily due to low-cost imports from China impacting European and export pricing. Raw materials and certain other input costs have declined from the highs experienced since the second half of 2022 which, combined with internal cost reduction initiatives as noted above, have begun to positively impact margins as compared to earlier in the year when higher cost inventories depressed margins. Energy costs in Europe have generally stabilized after a period of market disruptions, although in early 2023, in order to provide cost certainty, we entered into forward contracts for a portion of our energy needs in 2023 which in many cases are priced above current market rates. As these contracts expire later in 2023, we expect our energy costs to be further reduced. We also expect raw material and other input costs to continue to decline which, along with other cost reduction initiatives discussed above, will result in improved margins in 2024. Overall, due to the weaker than expected demand recovery and higher production costs, including unabsorbed fixed costs, we expect to report lower operating results for the full year of 2023 as compared to 2022.

We are uncertain as to when demand will improve, however, we expect near-term demand will remain below historical norms and we are managing production levels to end the year with commensurately low finished goods inventory levels. We believe the long-term outlook for our industry remains positive, and the steps we have taken enable us to quickly adjust production rates while preserving our competitive position. We are in close contact with our customers and will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

Our expectations for the TiO2 industry and our operations are based on a number of factors outside our control. We have experienced global market disruptions including high energy and other input costs and future impacts on our operations will depend on, among other things, competition from low-cost imports, future energy and other input costs and the effect economic conditions and geopolitical events have on our operations or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Cash used in operating activities was $58.9 million in the first nine months of 2023 compared to cash provided by operating activities of $59.1 million in the first nine months of 2022. This $118.0 million increase in the amount of cash used was primarily due to the net effect of the following:

●	lower income from operations in 2023 of $229.6 million,
●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2023 of $92.5 million,
●	lower cash paid for taxes in 2023 of $17.0 million due to lower earnings and the relative timing of payments, and
●	lower net contributions to our TiO2 manufacturing joint venture in 2023 of $5.7 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, increased from December 31, 2022 to September 30, 2023 primarily due to relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2022 to September 30, 2023 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first nine months of 2023 compared to the fourth quarter of 2022 where our production volumes exceeded our sales volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2021	September 30, 2022	December 31, 2022	September 30, 2023
DSO	65 days	66 days	64 days	68 days
DSI	59 days	69 days	103 days	61 days

Investing activities

Our capital expenditures of $44.4 million and $42.1 million in the first nine months of 2022 and 2023, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During each of the first nine months of 2022 and 2023, we paid quarterly dividends of $.19 per share to stockholders aggregating $65.8 million and $65.6 million, respectively.

In addition, during the first nine months of 2023, we acquired 313,814 shares of our common stock in market transactions for an aggregate purchase price of $2.8 million as compared to $1.1 million of treasury stock purchases in the first nine months of 2022.

Outstanding debt obligations

At September 30, 2023, our consolidated debt comprised:

●	€400 million aggregate outstanding on our Kronos International, Inc. (KII) 3.75% Senior Secured Notes ($422.5 million carrying amount, net of unamortized debt issuance costs) due in September 2025 (Senior Secured Notes), and
●	approximately $.7 million of other indebtedness.

We had no outstanding borrowings at September 30, 2023 on our $225 million global revolving credit facility (Global Revolver). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at September 30, 2023 the full $225 million was available for borrowings. Our Senior Secured Notes and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2022 Annual Report. We are in compliance with all of our debt covenants at September 30, 2023. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity.

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

We routinely evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service, our capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of our common stock, modify our dividend policy, restructure ownership interests, sell interests in our subsidiaries or other assets, or take a combination of these steps or other steps to manage our liquidity and capital resources. Such activities have in the past and may in the future involve related companies. We may also from time to time engage in preliminary discussions with existing or potential investors regarding the timing or terms of any such refinancing or other potential transaction. In the normal course of our business, we may investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the TiO2 industry. In the event of any future acquisition or joint venture opportunity, we may consider using then-available liquidity, issuing our equity securities or incurring additional indebtedness.

At September 30, 2023 we had aggregate cash, cash equivalents and restricted cash on hand of $161.8 million, of which $87.3 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Our $225 million Global Revolver we entered into in April 2021, matures in April 2026 and at September 30, 2023 the full $225 million is available for borrowing under this facility. The borrowing base is calculated quarterly and the amount available for borrowing may change based on applicable quarter end balances. See Note 5 to our Condensed Consolidated Financial Statements. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2024) and our long-term obligations (defined as the five-year period ending September 30, 2028, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $46 million in capital expenditures primarily to maintain and improve our existing facilities during 2023, including $42.1 million in expenditures through September 30, 2023. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand, the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At September 30, 2023, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 10 and 12 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

Not applicable

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2023.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our President and Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

Item 6.Exhibits

3.1

Amended and Restated Bylaws of Kronos Worldwide, Inc. (effective October 25, 2023) - incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-31763) filed on October 25, 2023.

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

Kronos Worldwide, Inc.
(Registrant)

Date: November 2, 2023	/s/ Tim C. Hafer
Tim C. Hafer
Executive Vice President and Chief Financial Officer (duly authorized officer)