Form 10-K
period 2023-12-31
KRONOS WORLDWIDE INC
filed 2024-03-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the 21.7 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2023 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $189.3 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on February 29, 2024:  115,027,016.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products
●	The extent of the dependence of certain of our businesses on certain market sectors
●	The cyclicality of our business
●	Customer and producer inventory levels
●	Unexpected or earlier-than-expected industry capacity expansion
●	Changes in raw material and other operating costs (such as energy and ore costs)
●	Changes in the availability of raw materials (such as ore)
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for our TiO2 products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises)
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises)
●	Technology related disruptions (including, but not limited to, cyber attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders
●	Competitive products and substitute products
●	Customer and competitor strategies
●	Potential consolidation of our competitors
●	Potential consolidation of our customers
●	The impact of pricing and production decisions
●	Competitive technology positions
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems
●	The introduction of trade barriers or trade disputes
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies
●	Our ability to renew or refinance credit facilities
●	Increases in interest rates
●	Our ability to maintain sufficient liquidity
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
●	Government laws and regulations and possible changes therein including new environmental, health, safety, sustainability or other regulations (such as those seeking to limit or classify TiO2 or its use)
●	Pending or possible future litigation or other actions.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

PART I

ITEM 1.BUSINESS

General

Kronos Worldwide, Inc. (NYSE: KRO) (Kronos), incorporated in Delaware in 1989, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. We, along with our distributors and agents, sell and provide technical services for our products to approximately 3,000 customers in 100 countries with the majority of our sales in Europe, North America and the Asia Pacific region. We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. We believe Western Europe and North America currently account for approximately 14% and 15% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and we believe these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

At December 31, 2023, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 31% was owned by a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL). Valhi also owns approximately 83% of NL Industries’ outstanding common stock. A wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Products and end-use markets

Including our predecessors, we have produced and marketed TiO2 in North America and Europe, our primary markets, for over 100 years. We believe we are the largest chloride process TiO2 producer in Europe with 44% of our 2023 sales volumes attributable to markets in Europe. The table below shows our estimated market share for our significant markets, Europe and North America, for the last three years.

	2021	2022	2023
Europe	15%	14%	12%
North America	17%	17%	16%

We believe we are the leading seller of TiO2 in several countries, including Germany. Overall, we are one of the top five producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 50 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of our core TiO2 pigments represented approximately 90% of our net sales in 2023. We and our agents and distributors primarily sell our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2023:

Sales volume percentages		Sales volume percentages
by geographic region		by end-use
Europe	44%	Coatings	57%
North America	41%	Plastics	30%
Asia Pacific	9%	Paper	9%
Rest of World	6%	Other	4%

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

TiO2 for paper – Our TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability. Although we sell our TiO2 to all segments of the paper end-use market, our primary focus is on the TiO2 grades used in coated board and paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure. The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns. Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard. TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our net sales in 2023:

●	We own and operate an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. Along with supplying ilmenite ore to our sulfate plants in Europe, we also sell ilmenite ore to third parties, some of whom are our competitors. The mine has estimated ilmenite reserves that we expect, based on internal estimates, to last approximately 50 years.
●	We manufacture and sell iron-based chemicals, which are co-products and processed co-products of the sulfate and chloride process TiO2 pigment production. These co-product chemicals are marketed through our Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.
●	We manufacture and sell other specialty chemicals, which are side-stream products from the production of TiO2. These specialty chemicals are used in applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices and natural gas pipe and other specialty applications.

Manufacturing, operations and properties

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2023, chloride process production facilities represented approximately 43% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force. The chloride process produces an intermediate base pigment with a wide range of properties. The chloride process produces a product with a blueish undertone and is the preferred form to produce TiO2 pigments for use in coatings and plastics, the two largest end-use markets.
●	Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments. The sulfate process produces a warmer undertone and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics, some of which generate higher profit margins.

We produced 545,000, 492,000 and 401,000 metric tons of TiO2 in 2021, 2022 and 2023, respectively. Our production volumes include our share of the output produced by our TiO2 manufacturing joint venture discussed below. Our average production capacity utilization rates were approximately full practical capacity in 2021, 89% in 2022 and 72% in 2023. Beginning in the fourth quarter of 2022 and continuing throughout 2023, we adjusted production levels to correspond with reduced customer demand resulting from challenging economic conditions and geopolitical uncertainties.

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

Our chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs with only moderate capital expenditures. We operated our facilities at reduced capacities in the fourth quarter of 2022 and through 2023.

The following table presents the division of our expected 2024 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2
		manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	32%	-%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	16	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	6
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	18	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	14	-
Total		80%	20%
(1)	The Leverkusen facility is located within a more extensive manufacturing complex. We own our Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility under a long-term agreement which expires in 2050. Lease payments are periodically negotiated for periods of at least two years at a time. A third-party operator of the manufacturing complex provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	We operate the facility near Lake Charles, Louisiana through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which we are entitled. See Note 5 to our Consolidated Financial Statements and “TiO2 manufacturing joint venture.” The joint venture owns the land and facility.

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

In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts. We expect the raw materials purchased under these contracts, and contracts we may enter into, will meet our chloride process feedstock requirements over the next several years. Multi-year contracts generally may be terminated with a 12-month written notice or based on certain defaults by either party or failure to agree on pricing as noted in the agreements.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate process TiO2, we operate a rock ilmenite mine in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2023. We expect ilmenite production from our mine to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we purchase sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice. We expect the raw materials purchased under this contract, and contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes our raw materials purchased or mined in 2023.

Raw materials
Production process/raw material	procured or mined
(In thousands
of metric tons)
Chloride process plants -
Purchased slag or rutile ore	430
Sulfate process plants:
Ilmenite ore mined and used internally	156
Purchased slag	15
Purchased ilmenite ore	8

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

We sell to a diverse customer base with only one customer representing 10% or more of our net sales in 2023 (Behr Process Corporation – 12%). Our largest ten customers accounted for approximately 35% of net sales in 2023.

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

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high-performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of our product grades. Increasingly, we are focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from our competitors’ products. During 2023, we had an estimated 6% share of worldwide TiO2 sales volume, and based on sales volume, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are The Chemours Company, Tronox Incorporated, LB Group Co. Ltd. and Venator Materials PLC. The top five TiO2 producers (i.e. we and our four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2023:

Worldwide production capacity - 2023
Chemours	14%
Tronox	12%
LB Group Co. Ltd.	12%
Kronos	7%
Venator	7%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is our principal North American competitor. LB Group Co. Ltd. previously announced it plans to add an additional 200,000 tons of chloride process capacity which we expect will be added incrementally over the next several years. In addition, several of our competitors have recently closed or announced plans to close facilities or otherwise reduce capacity, including Chemours which closed its Taiwan facility with an estimated 160,000 tons of chloride process capacity in 2023 and Venator which announced plans in 2024 to close its Duisburg, Germany facility with an estimated 50,000 tons of sulphate process capacity.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Therefore, over the past ten years, we and our competitors increased industry capacity through debottlenecking projects; however, this increase only partly compensated for the shut-down of various TiO2 plants throughout the world. Although overall industry demand is expected to increase in 2024, other than through debottlenecking projects and the LB Group Co. Ltd. expansion mentioned above, we do not expect any significant efforts will be undertaken by us or our principal competitors to further increase capacity and we believe it is unlikely any new TiO2 plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from our expectations, the TiO2 industry’s and our performance could be unfavorably affected.

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new products and applications. Our expenditures for these activities were approximately $17 million in 2021, $15 million in 2022 and $18 million in 2023. We expect to spend approximately $14 million on research and development in 2024.

We continually seek to improve the quality of our grades and have been successful in developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since the beginning of 2019, we have added seven new grades for pigments and other applications.

Patents, trademarks, trade secrets and other intellectual property rights

We have a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing our patents, primarily in the United States, Canada and Europe. We also register, maintain and protect our trademark rights. We maintain the secrecy of our trade secret rights and protect them by means of security protocols and confidentiality agreements. In some instances, we have entered into license agreements with third parties concerning various intellectual property matters. We have also from time to time been involved in disputes over intellectual property.

Patents – We have obtained patents and have numerous patent applications pending that cover certain aspects of our products and the technology used in the manufacture of our products. Our patent strategy is important to us and our continuing business activities. In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect from the time that they issue as patents and then extend for 20 years from the date of filing. Our U.S. patent portfolio includes patents having remaining terms ranging from one year to 18 years.

Trademarks  – Our trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States. We protect the trademarks we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks.

Trade secrets – We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security. We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Regulatory and environmental matters

Our operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air, or water; and the health and safety of our employees. Certain of our operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to comply with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require us to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity. During 2021, we were notified by government authorities in Norway that the classification of a dam at our mine facilities was changed to the highest level for Norwegian classification of dam structures. As a result, our mine operations are subject to a higher degree of oversight and regulation than existed prior to this change in classification. In 2023, we completed capital projects for improvements to the dam and related areas necessary to meet the new classification standards.

We have a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through our KRONOS ecochem® products. Annually we update and publish our Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all our employees and shared publicly via our website. We have implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, we are focused on energy efficiency at all production locations. Four of our five production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated

Greenhouse Gas (GHG) emissions or enhance efficiency. When possible, we look for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions. We also actively manage potential water-related risks, including flooding and water shortages. Our manufacturing facilities are strategically located adjacent to sources of water, which we use for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Our dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022, the Court of Justice of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety. That decision is currently under appeal.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $11.2 million in 2023 and are currently expected to be approximately $28 million in 2024.

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

The U.S. government and various non-U.S. governmental agencies of countries in which we operate have adopted or are contemplating regulatory changes relating to certain ESG topics, such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022 (EU CSRD).  European jurisdictions in which we operate have not yet adopted local legislation to implement the EU CSRD.  We are evaluating and will continue to evaluate the applicability of the EU CSRD as regulatory guidance is issued and as the European countries in which we operate adopt implementing legislation and we will establish a compliance program to address any applicable requirements.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors.

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

As of December 31, 2023, we employed the following number of people:

Europe	1,779
Canada	369
United States (1)	48
Total	2,196
(1)Excludes employees of our LPC joint venture.

Certain employees at each of our production facilities are organized by labor unions. We strive to maintain good relationships with all our employees, including the unions and workers’ councils representing those employees. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2023, approximately 78% of our worldwide workforce is organized under collective bargaining agreements. We did not experience any work stoppages during 2023, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position, or liquidity.

Health and safety – Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. We conduct our businesses in ways intended to provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve these results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and our people and have established global policies designed to promote compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. With this data we calculate incident frequency rates to assess the quality of our safety performance. At the global level we also track overall safety performance. Each of our operating locations is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, we collect the location specific information and apply a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at our operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Our global total frequency rate aggregating information about employees and contractors was 1.08 in 2021 (0.90 was the frequency rate for employees only), 1.01 in 2022 (0.86 was the frequency rate for employees only) and 0.95 in 2023 (0.74 was the frequency rate for employees only).

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

Our sales and profitability are largely dependent on the TiO2 industry. In 2023, approximately 90% of our sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which we operate our business is concentrated, with the top five TiO2 producers accounting for approximately 52% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. We face significant competition from international and regional competitors, including TiO2 producers in China, who have significant sulfate production process capacity. Chinese producers have also continued to develop chloride process technology, and the risk of substitution of our products with products made by Chinese producers could increase if Chinese producers increase the use of chloride process technology and improve the quality of their sulfate and chloride products. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs, including our competitors with vertically integrated sources of raw materials for the chloride process who may have a competitive advantage during periods of high or rising raw material costs or who operate in regions with less stringent regulatory requirements. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which our facilities are located. Titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which we purchase or mine our raw material supplies could adversely affect raw material availability. If we or our worldwide vendors are unable to meet our planned or contractual obligations and we are unable to obtain necessary raw materials, we could incur higher costs for raw materials or we may be required to reduce production levels. We experienced increases in feedstock costs in 2022 and 2023, for example, which affected our margins. We have also experienced higher operating costs such as energy costs. Future variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect our operating results and decrease liquidity as we may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels.

We have supply contracts that provide for our TiO2 feedstock requirements. While we believe we will be able to renew these contracts, as necessary, we do not know if we will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our current agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $583 million beginning in 2024 and extending through 2026. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $72 million at December 31, 2023. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and we are unable to modify the contractual commitments.

Financial Risk Factors

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We have a significant amount of debt, primarily related to our Senior Secured Notes issued in September 2017 and February 2024. As of December 31, 2023, our total consolidated debt was approximately $441 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

Indebtedness outstanding under our global revolving credit facility (Global Revolver) accrues interest at variable rates. To the extent market interest rates rise, the cost of our debt could increase, even if the amount borrowed remains the same, adversely affecting our financial condition, results of operations and cash flows.

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $543 million in 2024. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our Global Revolver in the future, in some instances, will depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the credit agreement governing the Global Revolver.

Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity, as we have done in the past. We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all, in the current credit markets. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Changes in currency exchange rates and interest rates can adversely affect our net sales, profits and cash flows.

We operate our businesses in several different countries and sell our products worldwide. For example, during 2022 and 2023, approximately 45% and 44%, respectively, of our sales volumes were sold into European markets. The majority (but not all) of our sales from our operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

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

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which we operate or sell our products, seeking to regulate our operations or to restrict, limit or classify TiO2, or its use. Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 or increase our manufacturing and regulatory compliance obligations and costs. Increased compliance obligations and costs or restrictions on operations, raw materials and certain TiO2 applications could negatively impact our future financial results through increased costs of production, or reduced sales which may decrease our liquidity, operating income and results of operations.

If some or all of our intellectual property were to be declared invalid, held to be unenforceable or copied by competitors or some or all of our confidential information become known to competitors, or if our competitors were to develop similar or superior intellectual property or technology, our ability to compete could be adversely impacted.

Protection of our intellectual property rights, including patents, copyrights, trade secrets, confidential information, trademarks and tradenames, is important to our business and our competitive position. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced, sold or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to engage in judicial enforcement in order to protect our patent rights and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights. In the event that any such third-party prevails against us on such claims, there could be an adverse effect on our financial condition and results of operations.

Although it is our practice to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not provide sufficient protection for our trade secrets or proprietary know-how, or adequate remedies for breaches of such agreements may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. We also may not be able to readily detect breaches of such agreements. The failure of our confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in a material loss of our competitive position, which could lead to significantly lower revenues, reduced profit margins or loss of market share.

If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs, including attorney’s fees and diversion of resources and management’s attention, and we may not prevail in any such suits or proceedings.

Global climate change laws and regulations could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries and many of our facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. The U.S. government and various non-U.S. governmental agencies of countries in which we operate have determined the consumption of energy derived from fossil fuels is a major contributor to climate change and have adopted or are contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations requiring enhanced reporting (such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022) as well as legislation regarding carbon emission costs, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms. To date, the existing GHG laws and regulations in effect in the various countries in which we operate have not had a material adverse effect on our financial results. Until the timing, scope and extent of any new or future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition. However, if further GHG laws and regulations were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future laws and regulations focused on climate change and/or GHG emissions could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such laws and regulations.

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political and regulatory environments.

We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, economic sanctions, exchange controls, global and regional economic downturns, terrorism, armed conflict (such as the current conflicts between Russia and Ukraine and Israel and Hamas), natural disasters, pandemics or other health crises and political conditions. We may encounter difficulties enforcing agreements or other legal rights and our effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates. TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

We rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of products to and from our facilities, receive, process and ship orders, manage the billing of and collections from customers and manage payments to vendors. Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures will be sufficiently effective. Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks and other similar events. This could result in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems and could adversely affect our results of operations and financial condition. We have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing and other attempts to breach, or gain unauthorized access to, our systems, and vulnerabilities introduced into our systems by trusted third-party vendors who have experienced cyber-attacks. To date we have not suffered breaches in our systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and we are experiencing such difficulties in obtaining insurance coverage.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 1C.CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.  Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility, and availability of company data stored, processed, or transferred. Our cybersecurity program is integrated within our overall risk management processes.

Our corporate cybersecurity program is led by our chief information officer (CIO), who is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our CIO has extensive information technology and program management experience and leads a team that has many years of experience with our organization. Our cybersecurity risks are also reviewed and tested annually through third party assessments and internal and external information technology audits. Our information technology team reviews enterprise risk management level cybersecurity risks annually. Our CIO reports to our chief executive officer.

We continually enhance our security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls through penetration testing, red team testing, consulting on best practices, and to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. All employees are required to complete cybersecurity training at least twice a year and have access to more frequent cybersecurity training through online training. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.

We have a Cybersecurity Incident Disclosure and Controls Committee (CIDAC) which is central to our response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our CIO and other senior executives including our chief financial officer, chief operating officer and general counsel.  Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Our IT team is responsible for categorizing cybersecurity incidents, with incidents evaluated to be high or critical security risks brought to the CIDAC for review and evaluation. Incidents are evaluated to determine materiality as well as operational and business impact. Our CIDAC committee performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents.  External resources and advisors are incorporated as needed.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our CIO and chief financial officer, regularly briefs the board of directors on our cybersecurity and information security posture, and the board of directors is apprised of cybersecurity incidents deemed to have a high or critical business impact, even if immaterial to us. The board has delegated some of its primary risk oversight to board committees, including that our audit committee facilitates the board’s process of oversight of our overall risk management approach. The full board retains oversight of cybersecurity because of its importance to us and visibility with our customers.

In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification.  This includes notifying functional areas (such as legal and human resources), senior leadership, and the board as appropriate.

We face a number of cybersecurity risks in connection with our business. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any breaches, we have encountered occasional attempts, albeit of minor significance, targeting our data and systems, including instances of malware and computer virus infiltration. Thus far all such incidents have been minor. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- Risk Factors.

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

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 29, 2024, there were approximately 1,600 holders of record of our common stock.

In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. In 2023 we repurchased 313,814 shares, and we have 1,017,518 shares available for repurchase under the stock repurchase program at December 31, 2023. See Note 13 to our Consolidated Financial Statements.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Index and an index of a self-selected peer group of companies. The peer group index is comprised of The Chemours Company and Tronox Ltd. The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2018 and reinvestment of cash dividends and other distributions to stockholders. We previously included Venator Materials PLC (Venator) in our peer group index. Venator’s ordinary shares no longer trade on the New York Stock Exchange as a result of a Chapter 11 bankruptcy filing in May 2023. Therefore, we no longer believe Venator is sufficiently comparable to us. In accordance with applicable regulations of the SEC, the performance graph set forth below reflects both our current peer group and our prior peer group (which included Venator through May 14, 2023, the date of its bankruptcy filing).

	2018	2019	2020	2021	2022	2023
Kronos common stock	$100	$123	$146	$154	$102	$117
S&P 500 Composite Stock Index	100	131	156	200	164	207
Current Peer Group	100	81	114	170	136	145
Prior Peer Group	100	82	112	162	127	135

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Kronos Worldwide Inc
S&P 500 Index
Current Peer Group
Prior Peer Group

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2023, 97,100 shares are available for awards under this plan. See Note 13 to our Consolidated Financial Statements.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2. TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial and specialty products. During 2023, 44% of our sales volumes were sold into European markets. We believe we are the largest chloride process producer of TiO2 in Europe with an estimated 12% share of European TiO2 sales volumes in 2023. In addition, we estimate we have a 16% share of North American TiO2 sales volumes in 2023. Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $49.1 million, or $.43 per share, in 2023 compared to net income of $104.5 million, or $.90 per share, in 2022. Net income decreased in 2023 as compared to 2022 primarily due to lower income from operations as a result of lower sales volumes, lower average TiO2 selling prices and reduced production volumes. Beginning in the fourth quarter of 2022 and continuing through 2023, we implemented production curtailments in response to a sharp decline in demand for TiO2 products occurring in all major markets. In addition, throughout 2023 we implemented cost reduction initiatives and other strategies designed to improve our long-term cost structure and preserve liquidity. Through these actions we successfully reduced our finished goods inventory levels and maintained significant liquidity, although our results of operations were negatively impacted by certain cost reduction initiatives and the significant unabsorbed fixed production costs incurred due to the curtailments. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

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

Our net loss in 2023 includes:

●	an aggregate $2.5 million ($2.0 million, or $.02 per share, net of income tax expense) pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020, recognized in the first, second and third quarters,
●	recognition in the second quarter of a $1.3 million settlement loss related to the termination and buy-out of our pension plan in the United Kingdom ($.9 million, or $.01 per share, net of income tax expense),
●	recognition in the fourth quarter of a $3.8 million ($2.8 million, or $.02 per share, net of income tax expense) fixed asset impairment related to the write-off of certain costs resulting from a capital project termination, and
●	recognition, primarily in the fourth quarter, of $5.8 million ($4.3 million, or $.04 per share, net of income tax expense) of restructuring costs related to workforce reductions.

Our net income in 2022 includes the recognition of a pre-tax insurance settlement gain of $2.7 million recognized in the third quarter ($2.2 million, or $.02 per share, net of income tax expense) related to a business interruption insurance claim arising from Hurricane Laura in 2020.

Comparison of 2023 to 2022 Results of Operations

	Years ended December 31,
	2022		2023

	(Dollars in millions)
Net sales	$1,930.2	100%	$1,666.5	100%
Cost of sales	1,539.1	80	1,501.6	90
Gross margin	391.1	20	164.9	10
Selling, general and administrative expense	231.3	12	211.2	13
Other operating income (expense):
Currency transactions, net	11.5	1	1.4	-
Other operating expense, net	(11.7)	(1)	(11.1)	-
Income (loss) from operations	$159.6	8%	$(56.0)	(3)%

				% Change
TiO2 operating statistics:
Sales volumes*	481		419	(13)%
Production volumes*	492		401	(19)%
Percentage change in net sales:
TiO2 sales volumes				(13)%
TiO2 product pricing				(4)
TiO2 product mix/other				2
Changes in currency exchange rates				1
Total				(14)%

* Thousands of metric tons

Industry conditions and 2023 overview – We and the TiO2 industry are experiencing an extended period of significantly reduced demand across all major markets, which is reflected in our sales volumes in 2023. Demand first began to decrease in the third quarter of 2022, and although there has been some stabilization at this reduced level, overall demand remained below average historical levels during 2023. While we started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022, this extended period of reduced demand has put downward pressure on our average TiO2 selling prices and, as a result, prices declined 13% in 2023. Overall sales volumes declined in 2023 compared to 2022 primarily due to lower demand in all of our major markets.

We began curtailing production in the fourth quarter of 2022 at certain of our European facilities due to decreased demand and increased production costs. During 2023, we continued operating our production facilities at reduced rates to align production with expected customer demand. As a result, we operated our production facilities at 72% of practical capacity utilization in 2023 compared to 89% of practical capacity utilization in 2022.

The following table shows our capacity utilization rates during 2022 and 2023.

	Production Capacity Utilization Rates
	2022	2023
First Quarter	100%	76%
Second Quarter	95%	64%
Third Quarter	93%	73%
Fourth Quarter	65%	75%
Overall	89%	72%

Due to significant increases in per metric ton production costs (primarily feedstock and unabsorbed fixed costs due to reduced operating rates), our cost of sales per metric ton of TiO2 sold in 2023 was significantly higher than in 2022 (excluding the effect of changes in currency exchange rates).

In response to the extended period of reduced demand, we have taken measures to reduce our operating costs and improve our long-term cost structure. As part of overall cost saving measures, in the third quarter of 2023 we began implementing certain voluntary and involuntary workforce reductions. A substantial portion of our workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 individuals and are substantially completed. We recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions we implemented during the second half of the year, which is classified in selling, general and administrative expense. The majority of cash payments are expected to be completed by the first quarter of 2024.

Net sales – Our net sales in 2023 decreased 14%, or $263.7 million, compared to 2022 primarily due to a 13% decrease in sales volumes (which decreased net sales by approximately $251 million) and a 4% decrease in average TiO2  selling prices (which decreased net sales by approximately $77 million). Changes in product mix positively contributed to net sales, primarily due to higher average selling prices and sales volumes in our complementary businesses which somewhat offset declines in TiO2 sales volumes. In addition to the impact of sales volumes and average TiO2 selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $10 million in 2023 as compared to 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 13% in 2023 as compared to 2022 due to lower overall demand across all major markets noted above. The lower overall demand we began experiencing in the second half of 2022 continued throughout most of 2023. However, our sales volumes were 29% higher in the fourth quarter of 2023 as compared to the fourth quarter of 2022 due to strengthening demand for TiO2 in our primary markets of Europe and North America.

Cost of sales and gross margin – Cost of sales decreased $37.5 million, or 2%, in 2023 compared to 2022 due to the net effects of a 13% decrease in sales volumes, a 19% decrease in production volumes at certain of our manufacturing facilities to align inventory levels to anticipated near-term customer demand (which resulted in  $96 million of unabsorbed fixed production costs) and higher production costs of approximately $65 million (primarily raw materials). Our cost of sales as a percentage of net sales increased to 90% in 2023 compared to 80% in 2022 primarily due to the unfavorable effects of higher production costs (primarily raw materials) and unabsorbed fixed production costs due to lower production volumes.

Gross margin as a percentage of net sales decreased to 10% in 2023 compared to 20% in 2022. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to lower production and sales volumes, lower average TiO2 selling prices, higher production costs and changes in currency exchange rates.

Selling, general and administrative expense – Selling, general and administrative expense decreased $20.1 million, or 9%, in 2023 compared to 2022 primarily due to lower distribution costs related to lower overall sales volumes during the year. Selling, general and administrative expense as a percentage of net sales increased in 2023 compared to 2022 as a result of lower net sales and $5.8 million in charges related to workforce reductions noted above. See Note 18 to our Consolidated Financial Statements.

Income (loss) from operations – We had a loss from operations of $56.0 million in 2023 compared to income from operations of $159.6 million in 2022 as a result of the factors impacting gross margin discussed above. We recognized a gain of $2.5 million in 2023 and a gain of $2.7 million in 2022 related to cash received from the settlement of a business interruption insurance claim related to Hurricane Laura. See Note 17 to our Consolidated Financial Statements. We estimate changes in currency exchange rates decreased our loss from operations by approximately $16 million in 2023 as compared to 2022, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) – We recognized unrealized losses of $1.0 million in each of 2023 and 2022 on the change in value of our marketable equity securities. See Note 6 to our Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in 2023 decreased $7.2 million compared to 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of our pension plan in the United Kingdom during the second quarter of 2023. See Note 10 to our Consolidated Financial Statements. Interest expense in 2023 was comparable to interest expense in 2022. See Note 8 to our Consolidated Financial Statements.

Income tax expense (benefit) – We recognized an income tax benefit of $23.8 million in 2023 compared to income tax expense of $29.4 million in 2022. The difference is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings.

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

Our consolidated effective income tax rate in 2024 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations and due to the expected mix of earnings.

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

Impact of changes in currency exchange rates - 2023 vs. 2022
				Translation
				gains	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs. 2022

	(In millions)
Impact on:
Net sales	$-	$-	$-	$10	$10
Income (loss) from operations	12	1	(11)	27	16

The $10 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $16 million decrease in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $27 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Impact of changes in currency exchange rates - 2022 vs. 2021
				Translation
				gains/(losses)	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs. 2021

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(106)	$(106)
Income from operations	2	12	10	13	23

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

Outlook

Customer demand stabilized during the fourth quarter of 2023, particularly in the North American and export markets, while demand in Europe improved but remained below historical levels. We expect consumer demand to improve in 2024, and we believe customer destocking of TiO2 is largely complete and customer inventories are historically low. As a result, we expect sales volumes in 2024 to exceed 2023 sales volumes. In this regard, we are experiencing improved demand thus far in the first quarter of 2024 in all major markets. We have increased production rates in line with current and expected near-term improved demand and believe our production volumes in 2024 will be higher than 2023, although below estimated full practical capacity. During 2023, our selling prices came under increasing pressure, primarily due to low-cost imports from China impacting European and export pricing. We expect these pricing pressures to be somewhat mitigated in 2024 and believe there is potential industry pricing upside in 2024 as a result of improved demand.

Throughout 2023 we implemented cost reduction initiatives designed to improve our long-term cost structure, including targeted workforce reductions and the implementation of certain ongoing technology innovations and process improvement initiatives. Energy costs in Europe have generally stabilized after a period of market disruptions, although in early 2023, in order to provide cost certainty, we entered into forward contracts for a portion of our energy needs in 2023 which in many cases were priced above subsequent market rates. As a result of contracts expiring in late 2023, we expect our energy costs will be further reduced in 2024. We expect raw material and other input costs, which began to decline in 2023, will continue to moderate in 2024. This, along with lower expected energy costs and the cost reduction initiatives discussed above, will result in improved margins in 2024 as compared to 2023. Overall, due to the expected improved demand and lower production costs, including lower unabsorbed fixed costs, we expect to report higher operating results for the full year of 2024 as compared to 2023.

Throughout 2023 we took necessary actions to align our production and inventories to then current demand levels including production curtailments. As demand improves, we will continue to monitor current and anticipated near-term customer demand levels and will align our production and inventories accordingly. We believe the steps we took during 2023 to preserve our liquidity while maintaining global market share have positioned our business to capitalize on our expectations for improved demand in 2024.

Our expectations for the TiO2 industry and our operations are based on a number of factors outside our control. We have experienced global market disruptions including high energy costs and future impacts on our operations will depend on, among other things, future energy costs and the impact economic conditions and geopolitical events have on our operations or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2023, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

Critical accounting policies and estimates

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, including those related to the recoverability of long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

We believe the most critical accounting policies and estimates involving significant judgment primarily relate to long-lived assets, defined benefit pension plans and income taxes. We have discussed the development, selection and disclosure of our critical accounting estimates with the audit committee of our board of directors.

●	Long-lived assets – The net book value of our property and equipment totaled $482.9 million at December 31, 2023. We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable. Such determination is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. During the fourth quarter of 2023, we recorded a fixed asset impairment of $3.8 million related to the write-off of certain costs resulting from a capital project termination. Excluding this project, we did not evaluate any long-lived assets for impairment during 2023 because no such impairment indicators were present.
●	Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 10 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $31.3 million in 2021, $24.1 million in 2022 and $12.0 million in 2023. The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our plans which aggregated $19.1 million in 2021, $15.3 million in 2022 and $16.1 million in 2023.

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

At December 31, 2023, approximately 71%, 15%, 8% and 2% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations	Obligations	Obligations
	at December 31, 2021	at December 31, 2022	at December 31, 2023
	and expense in 2022	and expense in 2023	and expense in 2024
Germany	1.2%	3.7%	3.2%
Canada	2.9%	5.1%	4.6%
Norway	1.9%	3.6%	3.6%
U.S.	2.6%	5.3%	5.0%

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

At December 31, 2023, approximately 62%, 21%, 11% and 3% of the plan assets related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

Our assumed long-term rates of return on plan assets for 2021, 2022 and 2023 were as follows:

	2021	2022	2023
Germany	2.0%	2.0%	4.8%
Canada	3.1%	3.8%	4.4%
Norway	2.8%	3.0%	4.8%
U.S.	4.0%	4.0%	5.0%

Our long-term rate of return on plan asset assumptions in 2024 used for purposes of determining our 2024 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 5.0%, 4.9%, 4.8% and 5.0%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2024, we expect our defined benefit pension expense will approximate $7.5 million in 2024. In comparison, we expect to be required to contribute approximately $17 million to such plans during 2024. See Note 10 to our Consolidated Financial Statements for additional discussion of actuarial assumptions used in determining defined benefit pension assets, liabilities and expenses.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2023, our aggregate projected benefit obligations would have increased by approximately $21.0 million at that date and our defined benefit pension expense would be expected to decrease by approximately $.1 million during 2024. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1.1 million during 2024.

●	Income taxes – We operate globally and the calculation of our provision for income taxes and our deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the effects of tax laws and regulations in each tax-

paying jurisdiction in which we operate. Significant judgments and estimates are required in determining our consolidated provision for income taxes due to the global nature of our operations. Our provision (benefit) for income taxes and deferred tax assets and liabilities reflect our best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

We periodically review our deferred tax assets (DTA) to determine if a valuation allowance is required. For example, at December 31, 2023, we have significant German corporate and trade net operating loss (NOL) carryforwards of $478.7 million (DTA of $75.8 million) and $54.5 million (DTA of $5.9 million), respectively; and Belgian corporate NOL carryforwards of $47.0 million (DTA of $11.8 million). At December 31, 2023, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other countries have committed to enacting the OECD’s Pillar Two initiative that would provide a global minimum level of taxation for multinational companies to be applied on a country-by-country basis. Currently, many countries are drafting or have enacted legislation to implement the Pillar Two rules effective for years beginning on or after December 31, 2023. We are continuing to follow the Pillar Two legislative developments in order to evaluate the potential future impact it could have on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our non-U.S. subsidiaries. For example, during 2023, relative changes in currency exchange rates resulted in a $1.0 million increase in the reported amount of our cash, cash equivalents and restricted cash compared to a $5.1 million decrease in 2022 and a $10.6 million decrease in 2021.

Cash provided by operating activities was $5.5 million in 2023 compared to $81.7 million in 2022. This $76.2 million decrease in the amount of cash provided was primarily due to the net effect of the following:

●	lower income from operations in 2023 of $215.6 million,
●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2023 of $109.5 million,
●	lower cash paid for income taxes of $20.0 million primarily due to decreased earnings in 2023, and
●	lower net contributions to our TiO2 manufacturing joint venture in 2023 of $13.6 million.

Cash provided by operating activities was $81.7 million in 2022 compared to $206.5 million in 2021. This $124.8 million decrease in the amount of cash provided was primarily due to the net effect of the following:

●	lower income from operations in 2022 of $27.5 million,
●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2022 of $94.9 million,
●	higher net contributions to our TiO2 manufacturing joint venture in 2022 of $14.3 million, and
●	lower cash paid for income taxes of $4.3 million due to decreased earnings in 2022.

Changes in working capital are affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, increased from December 31, 2022 to December 31, 2023, primarily due to relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2022 to December 31, 2023, primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in 2023 compared to 2022 where our production volumes exceeded our sales volumes.

For comparative purposes, we have provided current and prior year numbers below.

	December 31, 2021	December 31, 2022	December 31, 2023
DSO	65 days	64 days	66 days
DSI	59 days	103 days	65 days

Investing activities

Our capital expenditures were $47.4 million in 2023 compared to $63.2 million in 2022 and $58.6 million in 2021. Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities. Our capital expenditures during the past three years include an aggregate of $43.0 million (including $11.2 million in 2023) for our ongoing environmental protection and compliance programs.

During 2023, 2022 and 2021, we had no loans or collections under our unsecured revolving demand promissory note with Valhi.

Financing activities

During 2023, we:

●	paid quarterly dividends of $.19 per share to stockholders aggregating $87.5 million, and
●	acquired 313,814 shares of our common stock in market transactions for an aggregate purchase price of $2.8 million.

During 2022, we:

●	paid quarterly dividends of $.19 per share to stockholders aggregating $87.8 million, and
●	acquired 217,778 shares of our common stock in market transactions for an aggregate purchase price of $2.3 million.

During 2021, we:

●	paid quarterly dividends of $.18 per share to stockholders aggregating $83.2 million, and
●	acquired 14,409 shares of our common stock in market transactions for an aggregate purchase price of $.2 million.

In February 2024, our board of directors declared a first quarter 2024 regular quarterly dividend of $.19 per share, payable March 14, 2024 to stockholders of record as of March 5, 2024.

Outstanding debt obligations and borrowing availability

At December 31, 2023, our consolidated debt comprised €400 million aggregate outstanding on our wholly-owned subsidiary Kronos International, Inc. (KII) 3.75% Senior Secured Notes due in September 2025 (the “Old Notes”), which had a $440.9 million carrying amount, net of unamortized debt issuance costs.

On February 12, 2024, for certain eligible holders of the Old Notes, KII executed an exchange of €325 million principal amount of the Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €50 million ($53.7 million). We financed the €50 million cash consideration with a new unsecured term loan from Contran Corporation due in September 2029. The Contran term loan is subordinated in right of payment to our Senior Secured Notes and our $225 million global revolving credit facility (Global Revolver). In accordance with our related party transaction policy, the audit committee of our board of directors, comprised of the independent directors, approved the terms and conditions of the new term loan from Contran.

Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes, plus a cash payment in an amount equal to €150. Following the exchange, Old Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange.

We expect to recognize a non-cash pre-tax interest charge of approximately $1.6 million in the first quarter of 2024 related to the write-off the deferred financing costs associated with the Old Notes. We expect interest expense in 2024 to increase by approximately $16 million as a result of the refinancing.

We had no outstanding borrowings at December 31, 2023 on our Global Revolver. Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at December 31, 2023 the full $225 million was available for borrowings. Our Senior Secured Notes, our Global Revolver and the Contran term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements. We are in compliance with all of our debt covenants at December 31, 2023. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Senior Secured Notes and the Contran term loan, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. Our Senior Secured Notes are collateralized by, among other things, a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor. Our Global Revolver is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories. See Note 8 to our Consolidated Financial Statements.

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

Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2024) and our long-term obligations (defined as the five-year period ending December 31, 2028, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2023 we had:

	Held by
	U.S.	Non-U.S.
	entities	entities	Total

	(In millions)
Cash and cash equivalents	$87.0	$107.7	$194.7
Current restricted cash	-	2.2	2.2
Noncurrent restricted cash	-	5.2	5.2
Noncurrent marketable securities	2.2	-	2.2

Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Stock repurchase program

At December 31, 2023, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 13 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $55 million on capital expenditures during 2024 (including approximately $3.2 million contractually committed at December 31, 2023), primarily to maintain and improve our existing facilities. We estimate approximately $28 million of our 2024 capital expenditures will be in environmental compliance, protection and improvement programs which are primarily focused on increasing operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants. Capital spending for 2024 is expected to be funded through cash on hand or borrowing under our existing credit facility. It is possible we will delay planned capital projects based on market conditions.

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

Recent accounting pronouncements

See Note 19 to our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates, equity security and raw material prices.

Interest rates

At December 31, 2023 and 2022, our fixed-rate, euro-denominated KII 3.75% Senior Secured Notes due 2025 comprised the majority of our aggregate indebtedness. The fixed-rate debt instrument minimizes earnings volatility that would result from changes in interest rates. Our Global Revolver is a variable-rate instrument; however, we had no borrowings under this facility during 2023 or 2022. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2023 and 2022. Information shown below for our euro-denominated 3.75% Senior Secured Notes due 2025 is presented in its U.S. dollar equivalent at December 31, 2023 and 2022 (net of unamortized debt issuance costs of $1.6 million and $2.4 million, respectively) using an exchange rate of U.S. $1.106 per euro and $1.066 per euro, respectively. See Note 8 to our Consolidated Financial Statements.

	Indebtedness amount		Year-end
	Carrying	Fair	interest	Maturity
	amount	value	rate	date

	(In millions)
December 31, 2023
Fixed-rate 3.75% Senior Secured Notes due 2025	$440.9	$424.5	3.75%	2025
December 31, 2022
Fixed-rate 3.75% Senior Secured Notes due 2025	$424.1	$374.2	3.75%	2025

On February 12, 2024, we exchanged €325 million principal amount of the outstanding 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029. See Note 8 to our Consolidated Financial Statements.

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

We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past. However, we may enter into such contracts in the future to manage our currency exchange rate risk. We are not party to any currency forward contracts at December 31, 2023.

Also, we are subject to currency exchange rate risk associated with our Senior Secured Notes, as such indebtedness is denominated in euros. At December 31, 2023, we had the equivalent of $442.5 million outstanding under our euro-denominated KII 3.75% Senior Secured Notes due 2025 (exclusive of unamortized debt issuance costs). The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at December 31, 2023 would be approximately $44 million.

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

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our President and Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which is included in this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2023, our chief executive officer filed such annual certification with the NYSE. The 2023 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2023 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2024 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2024 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2024 proxy statement. See also Note 14 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2024 proxy statement.

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

Included as exhibits are the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2023 will be furnished to the Commission upon request.

Item No.	Exhibit Index
3.1+

Restated First Amended and Restated Certificate of Incorporation of Kronos Worldwide, Inc., as amended on May 12, 2011 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 12, 2011.

3.2

Amended and Restated Bylaws of Kronos Worldwide, Inc. as of October 25, 2023 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 25, 2023.

4.1	Description of the Registrant’s Capital Stock – incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.1

Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. dated as of January 1, 2020 – incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.2

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc., effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004.

10.3*	Kronos Worldwide, Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant.
10.4

Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)- incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-00640) of NL Industries, Inc. for the year ended December 31, 1985. (P)

10.5

Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos Worldwide, Inc. (f/k/a Kronos, Inc.), Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited – incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended September 30, 1993. (P)

10.6

Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. – incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047). (P)

10.7

Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. – incorporated by reference to Exhibit to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047). (P)

10.8

Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.2 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.9

Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.3 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.10

Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.4 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.11

Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.22 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995. (P)

10.12

Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.5 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.13

Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.24 to NL Industries, Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995. (P)

10.14

Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) – incorporated by reference to Exhibit 10.9 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.15

Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.10 to NL Industries, Inc.’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.16

Second Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc., and Valhi, Inc. dated January 25, 2019 – incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.17

Unsecured Revolving Demand Promissory Note dated December 31, 2022, in the principal amount of $25.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc – incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.18**	Cancellation of Unsecured Revolving Demand Promissory Note between Valhi, Inc. and Kronos Worldwide, Inc. dated February 21, 2024.

10.19

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2016 – incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.20

Indenture, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 13, 2017 and filed by the Registrant on September 13, 2017.

10.21

Supplemental Indenture No. 1, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 12, 2024.

10.22

Indenture, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8 K filed by the Registrant on February 12, 2024.

10.23

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated September 13, 2017, and filed by the Registrant on September 13, 2017.

10.24

Additional Notes Priority Joinder Agreement dated February 12, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent for the holders of Kronos International, Inc.’s 9.50% Senior Secured Notes due 2029 and as existing agent under the Pledge Agreement dated September 13, 2017 entered into in connection with Kronos International Inc.’s 3.75% Senior Secured Notes due 2025 – incorporated by reference to Exhibit 4.4 to the Current Report on Form 8 K filed by the Registrant on February 12, 2024.

10.25

Credit Agreement dated as of April 20, 2021, by and among the Company, Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.26

First Amendment to Credit Agreement dated May 8, 2023, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 8, 2023.

10.27

Guaranty and Security Agreement dated as of April 20, 2021, by and among the Company, Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.28

Unsecured Subordinated Term Promissory Note dated February 12, 2024, in the principal amount of $53,705,000 executed by Kronos Worldwide, Inc. and the guarantors named therein and payable to the order of Contran Corporation – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8 K filed by the Registrant on February 12, 2024.

21.1**	Subsidiaries.
23.1**	Consent of PricewaterhouseCoopers LLP.
31.1**	Certification.
31.2**	Certification.

32.1**	Certification.
97**	Policy for the Recovery of Erroneously Awarded Compensation.
101.INS**	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
James M. Buch, March 6, 2024
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 6, 2024	John E. Harper, March 6, 2024
(Chair of the Board (non-executive))	(Director)

/s/ Michael S. Simmons	/s/ Kevin B. Kramer
Michael S. Simmons, March 6, 2024	Kevin B. Kramer, March 6, 2024
(Vice Chairman of the Board)	(Director)

/s/ James M. Buch	/s/ Meredith W. Mendes
James M. Buch, March 6, 2024	Meredith W. Mendes, March 6, 2024
(President and Chief Executive Officer)	(Director)

/s/ Tim C. Hafer	/s/ Cecil H. Moore, Jr.
Tim C. Hafer, March 6, 2024	Cecil H. Moore, Jr., March 6, 2024
(Executive Vice President and Chief Financial Officer,	(Director)
Principal Financial Officer)

/s/ R. Gerald Turner
R. Gerald Turner, March 6, 2024
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kronos Worldwide, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kronos Worldwide, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes

As described in Note 12 to the consolidated financial statements, the Company recorded a benefit for income taxes of $23.8 million and recorded noncurrent deferred tax asset and deferred tax liability amounts of $83.3 million and $9.0 million, respectively, for the year ended December 31, 2023. As disclosed by management, the Company operates globally and the calculation of the Company's provision for income taxes and its deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. The Company’s effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which the Company operates. Significant judgments and estimates are required by management in determining the consolidated provision for income taxes due to the global nature of the Company’s operations. The Company's provision (benefit) for income taxes and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

March 6, 2024

We have served as the Company’s auditor since 1997.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2022	2023
Current assets:
Cash and cash equivalents	$327.8	$194.7
Restricted cash	2.0	2.2
Accounts and other receivables, net	252.4	295.2
Receivables from affiliates	2.7	17.3
Inventories, net	608.7	564.6
Prepaid expenses and other	48.6	43.4

Total current assets	1,242.2	1,117.4

Other assets:
Investment in TiO2 manufacturing joint venture	112.9	111.0
Restricted cash	4.8	5.2
Marketable securities	3.2	2.2
Operating lease right-of-use assets	21.5	22.7
Deferred income taxes	52.0	83.3
Other	13.3	13.3

Total other assets	207.7	237.7

Property and equipment:
Land	41.9	44.7
Buildings	214.7	236.8
Equipment	1,093.2	1,172.0
Mining properties	119.6	130.5
Construction in progress	76.5	22.9
	1,545.9	1,606.9
Less accumulated depreciation and amortization	1,061.4	1,124.0

Net property and equipment	484.5	482.9

Total assets	$1,934.4	$1,838.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2022	2023
Current liabilities:
Current maturities of long-term debt	$1.1	$-
Accounts payable and accrued liabilities	289.4	324.1
Payables to affiliates	22.9	31.3
Income taxes	13.3	15.4

Total current liabilities	326.7	370.8

Noncurrent liabilities:
Long-term debt	424.1	440.9
Accrued pension costs	128.6	150.0
Payable to affiliate - income taxes	33.5	18.6
Operating lease liabilities	17.4	18.6
Deferred income taxes	26.4	9.0
Other	20.5	21.8

Total noncurrent liabilities	650.5	658.9

Stockholders’ equity:
Common stock, $.01 par value; 240.0 shares authorized; 115.1 shares issued and outstanding	1.2	1.2
Additional paid-in capital	1,394.3	1,390.2
Retained deficit	(105.4)	(242.0)
Accumulated other comprehensive loss	(331.5)	(341.1)
Treasury stock, at cost	(1.4)	-

Total stockholders’ equity	957.2	808.3

Total liabilities and stockholders’ equity	$1,934.4	$1,838.0

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2021	2022	2023
Net sales	$1,939.4	$1,930.2	$1,666.5
Cost of sales	1,493.2	1,539.1	1,501.6

Gross margin	446.2	391.1	164.9

Selling, general and administrative expense	248.9	231.3	211.2
Other operating income (expense):
Currency transactions, net	1.6	11.5	1.4
Other income, net	3.2	3.4	3.3
Corporate expense	(15.0)	(15.1)	(14.4)

Income (loss) from operations	187.1	159.6	(56.0)

Other income (expense):
Interest and dividend income	.4	5.1	6.9
Marketable equity securities	2.0	(1.0)	(1.0)
Other components of net periodic pension and OPEB cost	(16.5)	(12.9)	(5.7)
Interest expense	(19.6)	(16.9)	(17.1)

Income (loss) before income taxes	153.4	133.9	(72.9)

Income tax expense (benefit)	40.5	29.4	(23.8)

Net income (loss)	$112.9	$104.5	$(49.1)

Net income (loss) per basic and diluted share	$.98	$.90	$(.43)

Weighted average shares used in the calculation of net income (loss) per share	115.5	115.5	115.1

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2021	2022	2023
Net income (loss)	$112.9	$104.5	$(49.1)

Other comprehensive income (loss), net of tax:
Currency translation	(7.0)	(28.8)	3.7
Defined benefit pension plans	51.2	100.2	(12.9)
Other postretirement benefit plans	(.1)	1.2	(.4)

Total other comprehensive income (loss), net	44.1	72.6	(9.6)

Comprehensive income (loss)	$157.0	$177.1	$(58.7)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2021, 2022 and 2023

(In millions)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2020	$1.2	$1,395.3	$(151.8)	$(448.2)	$-	$796.5

Net income	-	-	112.9	-	-	112.9
Other comprehensive income, net of tax	-	-	-	44.1	-	44.1
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.72 per share	-	-	(83.2)	-	-	(83.2)
Treasury stock acquired	-	-	-	-	(.2)	(.2)

Balance at December 31, 2021	1.2	1,395.4	(122.1)	(404.1)	(.2)	870.2

Net income	-	-	104.5	-	-	104.5
Other comprehensive income, net of tax	-	-	-	72.6	-	72.6
Issuance of common stock	-	.2	-	-	-	.2
Dividends paid - $.76 per share	-	-	(87.8)	-	-	(87.8)
Treasury stock acquired	-	-	-	-	(2.5)	(2.5)
Treasury stock retired	-	(1.3)	-	-	1.3	-

Balance at December 31, 2022	1.2	1,394.3	(105.4)	(331.5)	(1.4)	957.2

Net loss	-	-	(49.1)	-	-	(49.1)
Other comprehensive loss, net of tax	-	-	-	(9.6)	-	(9.6)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.76 per share	-	-	(87.5)	-	-	(87.5)
Treasury stock acquired	-	-	-	-	(2.8)	(2.8)
Treasury stock retired	-	(4.2)	-	-	4.2	-

Balance at December 31, 2023	$1.2	$1,390.2	$(242.0)	$(341.1)	$-	$808.3

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net income (loss)	$112.9	$104.5	$(49.1)
Depreciation	51.3	51.7	48.6
Amortization of operating lease right-of-use assets	6.6	4.5	4.5
Deferred income taxes	14.3	(1.4)	(39.3)
Benefit plan expense greater (less) than cash funding	11.9	8.7	(5.1)
Marketable equity securities	(2.0)	1.0	1.0
Distributions from (contributions to) TiO2 manufacturing joint venture, net	3.8	(10.5)	3.1
Fixed asset impairment	-	-	3.8
Other, net	.8	3.5	1.8
Change in assets and liabilities:
Accounts and other receivables, net	(58.6)	85.7	(43.9)
Inventories, net	65.8	(198.4)	56.3
Prepaid expenses	(20.5)	(12.5)	6.3
Accounts payable and accrued liabilities	47.2	36.7	33.9
Income taxes	(1.6)	(.1)	8.2
Accounts with affiliates	(26.3)	8.7	(26.0)
Other noncurrent assets	(5.1)	.3	.8
Other noncurrent liabilities	6.0	(.7)	.6

Net cash provided by operating activities	206.5	81.7	5.5

Cash flows from investing activities:
Capital expenditures	(58.6)	(63.2)	(47.4)
Other	-	.1	-

Net cash used in investing activities	(58.6)	(63.1)	(47.4)

Cash flows from financing activities:
Payments on long-term debt	(1.4)	(1.3)	(1.1)
Deferred financing fees	(1.9)	(.1)	(.1)
Dividends paid	(83.2)	(87.8)	(87.5)
Treasury stock acquired	(.2)	(2.3)	(2.9)

Net cash used in financing activities	(86.7)	(91.5)	(91.6)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2021	2022	2023
Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$61.2	$(72.9)	$(133.5)
Effect of currency exchange rate changes on cash	(10.6)	(5.1)	1.0

Net change for the year	50.6	(78.0)	(132.5)

Balance at beginning of year	362.0	412.6	334.6

Balance at end of year	$412.6	$334.6	$202.1

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$18.0	$15.7	$15.8
Income taxes	41.6	37.3	17.3
Accrual for capital expenditures	4.8	6.6	1.1

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 1 – Summary of significant accounting policies:

Organization and basis of presentation – At December 31, 2023, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister), and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

We classify all of our marketable securities as available-for-sale. Unrealized gains or losses on the marketable equity securities are recognized in Other income (expense) - Marketable equity securities on our Consolidated Statements of Operations. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes. We base realized gains and losses upon the specific identification of the securities sold. See Notes 6 and 10.

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

Property and equipment and depreciation – We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects. Capitalized interest costs were $1.1 million in 2021, $1.2 million in 2022 and $1.5 million in 2023. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to fair value is required. During the fourth quarter of 2023, we recorded a fixed asset impairment of $3.8 million related to the write-off of certain costs resulting from a capital project termination. Excluding this project, we did not evaluate any long-lived assets for impairment during 2023 because no such impairment indicators were present.

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

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 15. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net payments of income taxes to Valhi of $17.6 million, $15.9 million and $11.8 million in 2021, 2022 and 2023, respectively.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested. At December 31, 2023, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our investments in our non-U.S. subsidiaries, other than post-1986 undistributed earnings of our European subsidiaries and all undistributed earnings of our Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act), and the U.S. taxation of such investments in the states in which we operate. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Selling, general and administrative expense; distribution costs – Selling, general and administrative expense includes costs related to marketing, sales, distribution (shipping and handling), research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. We include distribution costs (shipping and handling) in selling, general and administrative expense and these costs were $132 million in 2021, $122 million in 2022 and $101 million in 2023. We expense research and development costs as incurred, and these costs were $17 million in 2021, $15 million in 2022 and $18 million in 2023. We expense advertising costs as incurred and these costs were not material in any year presented.

Note 2 – Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (TiO2). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics. At December 31, 2022 and 2023, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $504 million and $443 million, respectively.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net sales - point of origin:
United States	$1,052.1	$1,226.6	$1,029.2
Germany	971.7	895.4	726.4
Canada	371.9	389.4	351.0
Norway	257.2	273.5	252.1
Belgium	295.7	306.5	217.1
Eliminations	(1,009.2)	(1,161.2)	(909.3)
Total	$1,939.4	$1,930.2	$1,666.5

Net sales - point of destination:
Europe	$945.0	$878.3	$737.8
North America	645.7	695.7	618.1
Other	348.7	356.2	310.6
Total	$1,939.4	$1,930.2	$1,666.5

	December 31,
	2022	2023

	(In millions)
Identifiable assets - net property and equipment:
Germany	$198.5	$207.7
Belgium	100.8	97.9
Norway	82.7	82.7
Canada	87.8	81.9
Other	14.7	12.7
Total	$484.5	$482.9

Note 3 – Accounts and other receivables, net:

	December 31,
	2022	2023

	(In millions)
Trade receivables	$220.3	$273.6
Recoverable VAT and other receivables	28.5	23.8
Refundable income taxes	7.1	1.9
Allowance for doubtful accounts	(3.5)	(4.1)
Total	$252.4	$295.2

Note 4 – Inventories, net:

	December 31,
	2022	2023

	(In millions)
Raw materials	$145.3	$188.3
Work in process	32.0	30.8
Finished products	349.9	249.6
Supplies	81.5	95.9
Total	$608.7	$564.6

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

	Years ended December 31,
	2021	2022	2023

	(In millions)
Distributions from LPC	$28.5	$58.3	$52.8
Contributions to LPC	(24.7)	(68.8)	(49.7)
Net distributions (contributions)	$3.8	$(10.5)	$3.1

Summary balance sheets of LPC are shown below:

	December 31,
	2022	2023

	(In millions)
ASSETS
Current assets	$122.2	$118.5
Property and equipment, net	147.4	148.4
Total assets	$269.6	$266.9

LIABILITIES AND PARTNERS’ EQUITY
Other liabilities, primarily current	$41.2	$42.1
Partners’ equity	228.4	224.8
Total liabilities and partners’ equity	$269.6	$266.9

Summary income statements of LPC are shown below:

	Years ended December 31,
	2021	2022	2023

	(In millions)
Revenues and other income:
Kronos	$188.6	$225.6	$231.7
Venator Investments	189.6	225.9	231.7
Total revenues and other income	378.2	451.5	463.4

Cost and expenses:
Cost of sales	377.8	451.1	463.0
General and administrative	.4	.4	.4
Total costs and expenses	378.2	451.5	463.4
Net income	$-	$-	$-

We have certain related party transactions with LPC, as more fully described in Note 14.

Note 6 – Marketable securities:

Our marketable securities consist of an investment in the publicly-traded shares of Valhi, a related party. All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security and represent a Level 1 input within the fair value hierarchy. Unrealized gains or losses on equity securities are recognized in Other income (expense) - Marketable equity securities on our Consolidated Statements of Operations.

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss

		(In millions)
December 31, 2022:
Valhi common stock	1	$3.2	$3.2	$-

December 31, 2023:
Valhi common stock	1	$2.2	$3.2	$(1.0)

At December 31, 2022 and 2023, we held approximately 144,000 shares of Valhi’s common stock. The per share quoted market price of Valhi’s common stock was $22.00 and $15.19, at December 31, 2022 and 2023, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7 – Leases:

We enter into various operating leases for manufacturing facilities, land and equipment. Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities on our Consolidated Balance Sheets. See Note 9. Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately one-third of our current TiO2 production capacity, is located within an extensive manufacturing complex.

During 2021, 2022 and 2023, our operating lease expense approximated $7.7 million, $5.5 million and $5.6 million, respectively (which approximates the amount of cash paid during each year for our operating leases included in the determination of our cash flows from operating activities). During 2021, 2022 and 2023, variable lease expense and short-term lease expense were not material. During 2021, 2022 and 2023, we entered into new operating leases which resulted in the recognition of $3.8 million, $6.6 million and $4.6 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheets. At December 31, 2022 and 2023, the weighted average remaining lease term of our operating leases was approximately 15 years and 14 years, respectively, and the weighted average discount rate associated with such leases was approximately 5.0%  in both 2022 and 2023. Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2023, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2024	$4.6
2025	3.6
2026	3.3
2027	2.2
2028	2.0
2029 and thereafter	17.0
Total remaining lease payments	32.7
Less imputed interest	10.2
Total lease obligations	22.5
Less current obligations	3.9
Long term lease obligations	$18.6

With respect to our land lease associated with our Leverkusen facility, we periodically establish the amount of rent for such land lease for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation. As such, we will account for any change in the rent associated with such lease as a lease modification. Of the $22.5 million total lease obligations at December 31, 2023, $7.4 million relates to our Leverkusen facility land lease.

At December 31, 2023, we have no significant lease commitments that have not yet commenced.

Note 8 – Long-term debt:

	December 31,
	2022	2023

	(In millions)
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	$424.1	$440.9
Other	1.1	-
Total debt	425.2	440.9
Less current maturities	1.1	-
Total long-term debt	$424.1	$440.9

3.75% Senior Secured Notes due 2025 – On September 13, 2017, Kronos International, Inc. (KII), our wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (the “Old Notes”), at par value ($477.6 million when issued). The Old Notes:

●	bear interest at 3.75% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on March 15, 2018;
●	have a maturity date of September 15, 2025. We may redeem the Old Notes at 100%, plus accrued and unpaid interest. If we experience certain specified change of control events as outlined in the indenture governing our Old Notes, we would be required to make an offer to purchase the Old Notes at 101% of the principal amount, plus accrued and unpaid interest. We would also be required to make an offer to purchase a specified portion of the Old Notes at par value, plus accrued and unpaid interest, in the event that we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing our Old Notes;
●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of our direct and indirect domestic, wholly-owned subsidiaries; and
●	have substantially similar collateral, guarantees and covenants to the New Notes.

The carrying value of the Old Notes at December 31, 2023 is stated net of unamortized debt issuance costs of $1.6 million (December 31, 2022 - $2.4 million).

9.50% Senior Secured Notes due 2029 – On February 12, 2024, for certain eligible holders of existing Old Notes, KII executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €50 million. We financed the €50 million cash consideration with a new unsecured term loan from Contran Corporation (described below). Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes, plus a cash payment in an amount equal to €150. Following the exchange, Old Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange.

The New Notes:

●	bear interest at 9.50% per annum, payable semi-annually on March 15 and September 15 of each year, payments begin on September 15, 2024;
●	have a maturity date of March 15, 2029. Prior to March 15, 2026, we may redeem some or all of the New Notes at a price equal to 100% of the principal amount thereof, plus an applicable premium as of the date of the redemption as described in the indenture governing our New Notes plus accrued and unpaid interest. On or after March 15, 2026, we may redeem the New Notes at redemption prices ranging from 104.750% of the principal amount, declining to 100% on or after March 15, 2028, plus accrued and unpaid interest. In addition, on or before March 15, 2026, we may redeem up to 40% of the New Notes with the net proceeds of certain public or private equity offerings at 109.50% of the principal amount, plus accrued and unpaid interest, provided that following the redemption at least 50% of the New Notes remain outstanding. If we or our subsidiaries experience certain change of control events, as outlined in the indenture governing our New Notes, we would be required to make an offer to purchase the New Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. We would also be required to make an offer to purchase a specified portion of the New Notes at par value, plus accrued and unpaid interest, in the event that we and our subsidiaries generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing our New Notes;

●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of our direct and indirect domestic, wholly-owned subsidiaries;
●	are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor;
●	contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and
●	contain customary default provisions, including a default under any of our other indebtedness in excess of $50.0 million.

Subordinated, Unsecured Term Loan from Contran – As part of the refinancing of a majority of our Old Notes discussed above, we borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by our domestic wholly-owned subsidiaries.  Our obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to our Senior Secured Notes and our $225 million global revolving credit facility (Global Revolver). Interest on the Contran Term Loan is payable in cash at an interest rate of 11.5%. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing our New Notes. In accordance with our related party transaction policy, the audit committee of our board of directors, comprised of the independent directors, approved the terms and conditions of the new term loan from Contran.

Revolving credit facility – On April 20, 2021, we entered into the $225 million Global Revolver which matures in April 2026. Borrowings under the Global Revolver are available for our general corporate purposes. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver. Borrowings by our Canadian, Belgian and German subsidiaries are limited to $25 million, €30 million and €60 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at our option, at the applicable non-base rate (SOFR, CDOR or EURIBOR, dependent on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

During 2023, we had no borrowings or repayments under our Global Revolver and at December 31, 2023, the full $225 million was available for borrowing under this revolving facility.

Aggregate maturities and other – Aggregate maturities of debt at December 31, 2023 are presented in the table below.

Years ending December 31,	Amount
(In millions)
2024	$-
2025	442.5
2026	-
2027	-
2028	-
2029 and thereafter	-
Gross maturities	442.5
Less debt issuance costs	1.6
Total	$440.9

After considering the effect of the exchange of the Old Notes and issuance of the New Notes and Contran Term Loan discussed above, our aggregate maturities of long-term debt would be:

Years ending December 31,	Amount
(In millions)
2024	$-
2025	83.0
2026	-
2027	-
2028	-
2029 and thereafter	360.8
Gross maturities	443.8
Less debt issuance costs	6.1
Total	$437.7

We are in compliance with all of our debt covenants at December 31, 2023.

Note 9 – Accounts payable and accrued liabilities:

	December 31,
	2022	2023

	(In millions)
Accounts payable	$177.2	$218.7
Accrued sales discounts and rebates	25.6	22.5
Employee benefits	22.9	24.7
Operating lease liabilities	3.8	3.9
Other	59.9	54.3
Total	$289.4	$324.1

Note 10 – Defined contribution and defined benefit retirement plans:

Defined contribution plans – We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense approximated $3.9 million in each of 2021 and 2022 and $4.1 million in 2023.

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

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2024. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2024	$25.4
2025	25.3
2026	25.9
2027	28.8
2028	33.0
Next 5 years	157.8

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2022	2023

	(In millions)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$748.1	$502.8
Service cost	11.3	6.3
Interest cost	10.5	19.7
Participant contributions	1.7	1.8
Actuarial (gains) losses	(195.8)	44.7
Settlements	(1.2)	(3.1)
Change in currency exchange rates	(50.3)	14.0
Benefits paid	(21.5)	(22.5)
Benefit obligations at end of the year	502.8	563.7

Change in plan assets:
Fair value of plan assets at beginning of the year	470.1	383.6
Actual return on plan assets	(49.5)	37.9
Employer contributions	15.0	15.6
Participant contributions	1.7	1.8
Settlements	(1.2)	(3.1)
Change in currency exchange rates	(31.0)	9.3
Benefits paid	(21.5)	(22.5)
Fair value of plan assets at end of year	383.6	422.6
Funded status	$(119.2)	$(141.1)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$8.2	$8.1
Noncurrent accrued pension costs	(127.4)	(149.2)
Total	$(119.2)	$(141.1)

Amounts recognized in accumulated other comprehensive loss:
Actuarial losses	$85.4	$106.8
Prior service cost	.4	.3
Total	$85.8	$107.1

Accumulated benefit obligations (ABO)	$488.0	$549.8

The total net underfunded status of our non-U.S. defined benefit pension plans increased from $119.2 million at December 31, 2022 to $141.1 million at December 31, 2023 due to the change in our PBO during 2023 exceeding the change in plan assets during 2023. The increase in our PBO in 2023 was primarily attributable to higher actuarial losses due to the decrease in discount rates from year end 2022 and unfavorable currency fluctuations, primarily from the weakening of the U.S. dollar relative to the euro. The increase in our plan assets in 2023 was primarily attributable to positive plan asset returns in 2023, favorable currency fluctuations (primarily from the weakening of the U.S. dollar relative to the euro) and employer contributions.

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below. The amounts shown below for the amortization of prior service cost and recognized actuarial losses for 2021, 2022 and 2023 were recognized as components of our accumulated other comprehensive loss at December 31, 2020, 2021 and 2022, respectively, net of deferred income taxes.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net periodic pension cost (income):
Service cost	$14.7	$11.3	$6.3
Interest cost	8.2	10.5	19.7
Expected return on plan assets	(11.2)	(11.0)	(18.2)
Amortization of prior service cost	.2	.1	.1
Recognized actuarial losses	19.4	12.5	1.8
Settlements	-	.3	1.6
Total	$31.3	$23.7	$11.3

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2022	2023

	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$403.5	$463.1
ABO	392.4	452.9
Fair value of plan assets	276.0	313.8

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2022 and 2023 are presented in the table below.

	December 31,
Rate	2022	2023
Discount rate	3.9%	3.4%
Increase in future compensation levels	2.7%	2.7%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2021, 2022 and 2023 are presented in the table below.

	Years ended December 31,
Rate	2021	2022	2023
Discount rate	1.0%	1.5%	3.9%
Increase in future compensation levels	2.6%	2.6%	2.7%
Long-term return on plan assets	2.4%	2.5%	4.6%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan is presented in the table below.

	December 31,
	2022	2023

	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$17.7	$13.2
Interest cost	.4	.7
Actuarial (gains) losses	(3.9)	.5
Benefits paid	(1.0)	(1.1)
Benefit obligations at end of the year	13.2	13.3

Change in plan assets:
Fair value of plan assets at beginning of the year	15.9	12.0
Actual return on plan assets	(3.2)	1.1
Employer contributions	.3	.5
Benefits paid	(1.0)	(1.1)
Fair value of plan assets at end of year	12.0	12.5
Funded status	$(1.2)	$(.8)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$-	$-
Noncurrent	(1.2)	(.8)
Total	$(1.2)	$(.8)

Amounts recognized in accumulated other comprehensive loss - actuarial losses	$9.2	$8.5

ABO	$13.2	$13.3

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below. The amounts shown below for recognized actuarial losses for 2021, 2022 and 2023 were recognized as components of our accumulated other comprehensive loss at December 31, 2020, 2021 and 2022 respectively, net of deferred income taxes.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net periodic pension cost (income):
Interest cost	$.5	$.4	$.7
Expected return on plan assets	(.6)	(.6)	(.6)
Recognized actuarial losses	.6	.6	.6
Settlements	(.5)	-	-
Total	$-	$.4	$.7

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2022 and 2023 are 5.3% and 5.0%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2021, 2022 and 2023 are presented in the table below. The impact of assumed increases in future compensation levels also does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

	Years ended December 31,
Rate	2021	2022	2023
Discount rate	2.2%	2.6%	5.3%
Long-term return on plan assets	4.0%	4.0%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the tables above for actuarial losses and prior service cost at December 31, 2022 and 2023 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive loss at December 2022 and 2023.

The table below details the changes in our consolidated other comprehensive income (loss) during 2021, 2022 and 2023.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial (losses) gains	$52.5	$135.1	$(25.0)
Amortization of unrecognized:
Net actuarial losses	20.0	13.0	2.4
Prior service cost	.2	.1	.1
Settlement loss	-	.3	1.6
Total	$72.7	$148.5	$(20.9)

In determining the expected long-term rate of return on our U.S. and non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment in the Bayer investment fund. We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer fund and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market. We periodically evaluate the results of our valuation model against actual returns in the Bayer fund and adjust the model as needed. The Bayer fund periodic reports are subject to audit by the German pension regulator.
●	In Canada, we currently have a plan asset target allocation of up to 10% to equity securities and 90 - 100% to fixed income securities. We expect the long-term rate of return for such investments to approximate the applicable average equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.
●	In Norway, we currently have a plan asset target allocation of 18% to equity securities, 63% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 7%, 4%, 6%

and 7%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however, approximately 14% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.
●	In the U.S. we currently have a plan asset target allocation of 33% to equity securities, 59% to fixed income securities, and the remainder is allocated to multi-asset and other strategies. The expected long-term rate of return for our equity securities and fixed income securities is approximately 7% and 5%, respectively (before plan administrative expenses). Approximately 98% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy.
●	We also have plan assets in Belgium. The Belgium plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input. We had plan assets in the United Kingdom invested primarily in insurance contracts that were a Level 3 input as of December 31, 2022. During 2023, we completed a termination and buy-out of our pension plan in the United Kingdom resulting in a $1.3 million settlement loss.

We regularly review our actual asset allocation for each plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2022 and 2023 is shown in the tables below.

	Fair Value Measurements at December 31, 2022
		Quoted	Significant
		prices	other	Significant
		in active	observable	unobservable	Assets
		markets	inputs	inputs	measured at
	Total	(Level 1)	(Level 2)	(Level 3)	NAV

	(In millions)
Germany	$234.0	$-	$-	$234.0	$-
Canada:
Local currency equities	.1	.1	-	-	-
Non local currency equities	11.0	11.0	-	-	-
Local currency fixed income	72.9	72.9	-	-	-
Cash and other	.6	.6	-	-	-
Norway:
Local currency equities	2.3	2.3	-	-	-
Non local currency equities	4.7	4.7	-	-	-
Local currency fixed income	21.8	7.0	14.8	-	-
Non local currency fixed income	8.4	8.4	-	-	-
Real estate	7.8	-	-	7.8	-
Cash and other	2.7	2.4	-	.3	-
U.S.:
Equities	3.8	.3	-	-	3.5
Fixed income	7.0	.1	-	-	6.9
Cash and other	1.2	.9	-	-	.3
Other	17.3	.4	-	16.9	-
Total	$395.6	$111.1	$14.8	$259.0	$10.7

	Fair Value Measurements at December 31, 2023
		Quoted	Significant
		prices	other	Significant
		in active	observable	unobservable	Assets
		markets	inputs	inputs	measured at
	Total	(Level 1)	(Level 2)	(Level 3)	NAV

	(In millions)
Germany	$269.4	$-	$-	$269.4	$-
Canada:
Non local currency equities	2.7	2.7	-	-	-
Local currency fixed income	86.2	86.2	-	-	-
Cash and other	1.1	1.1	-	-	-
Norway:
Local currency equities	2.4	2.4	-	-	-
Non local currency equities	7.2	7.2	-	-	-
Local currency fixed income	23.9	4.4	19.5	-	-
Non local currency fixed income	4.2	4.2	-	-	-
Real estate	6.6	-	-	6.6	-
Cash and other	3.0	2.8	-	.2	-
U.S.:
Equities	3.5	-	-	-	3.5
Fixed income	8.4	-	-	-	8.4
Cash and other	.6	.2	-	-	.4
Other	15.9	-	-	15.9	-
Total	$435.1	$111.2	$19.5	$292.1	$12.3

A rollforward of the change in fair value of Level 3 assets follows.

	December 31,
	2022	2023

	(In millions)
Fair value at beginning of year	$310.3	$259.0
Gain (loss) on assets held at end of year	(31.0)	11.1
Gain (loss) on assets sold during the year	(.7)	14.4
Assets purchased	13.8	1.7
Assets sold	(14.9)	(3.5)
Currency exchange rate fluctuations	(18.5)	9.4
Fair value at end of year	$259.0	$292.1

Note 11 – Other noncurrent liabilities:

	December 31,
	2022	2023

	(In millions)
Accrued postretirement benefits	$5.9	$6.4
Employee benefits	4.8	4.9
Other	9.8	10.5
Total	$20.5	$21.8

Note 12 – Income taxes:

	Years ended December 31,
	2021	2022	2023

	(In millions)
Pre-tax income (loss):
U.S.	$25.5	$44.1	$(1.5)
Non-U.S.	127.9	89.8	(71.4)
Total	$153.4	$133.9	$(72.9)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$32.2	$28.1	$(15.3)
Non-U.S. tax rates	4.6	2.1	(6.3)
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(3.9)	(.5)	(4.7)
Valuation allowance, net	3.1	(3.6)	2.6
Global intangible low-tax income, net	2.8	2.1	(.3)
Adjustment to the reserve for uncertain tax positions, net	-	(.4)	(.5)
Nondeductible expenses	1.0	.9	1.0
U.S. state income taxes and other, net	.7	.7	(.3)
Income tax expense (benefit)	$40.5	$29.4	$(23.8)

Components of income tax expense (benefit):
Current payable:
U.S. federal and state	$4.6	$10.7	$2.0
Non-U.S.	21.6	20.1	13.5
	26.2	30.8	15.5

Deferred income taxes (benefit):
U.S. federal and state	3.3	(3.0)	(3.7)
Non-U.S.	11.0	1.6	(35.6)
	14.3	(1.4)	(39.3)
Income tax expense (benefit)	$40.5	$29.4	$(23.8)

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$40.5	$29.4	$(23.8)
Other comprehensive income (loss):
Pension plans	24.0	49.3	(6.7)
OPEB plans	-	.4	(.2)
Total	$64.5	$79.1	$(30.7)

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

The components of our net deferred income taxes at December 31, 2022 and 2023 are summarized in the following table.

	December 31,
	2022		2023
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Inventories	$-	$(5.5)	$1.1	$-
Property and equipment	-	(59.1)	-	(59.3)
Lease assets (liabilities)	5.3	(5.4)	5.7	(5.7)
Accrued OPEB costs	1.7	-	1.8	-
Accrued pension costs	21.6	-	26.8	-
Other accrued liabilities and deductible differences	15.3	-	16.9	-
Other taxable differences	-	(3.9)	-	(3.5)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(11.3)	-	(10.8)
Tax loss and tax credit carryforwards	70.7	-	107.7	-
Valuation allowance	(3.8)	-	(6.4)	-
Adjusted gross deferred tax assets (liabilities)	110.8	(85.2)	153.6	(79.3)
Netting by tax jurisdiction	(58.8)	58.8	(70.3)	70.3
Net noncurrent deferred tax asset (liability)	$52.0	$(26.4)	$83.3	$(9.0)

We periodically review our deferred tax assets (DTA) to determine if a valuation allowance is required.  At December 31, 2023, we have German corporate and trade net operating loss (NOL) carryforwards of $478.7 million (DTA of $75.8 million) and $54.5 million (DTA of $5.9 million), respectively; Belgian corporate NOL carryforwards of $47.0 million (DTA of $11.8 million) and Canadian corporate and provincial NOL carryforwards of $31.5 million (DTA of $4.7 million) and $34.9 million (DTA of $4.0 million), respectively. We have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have lengthy carryforward periods (the German and Belgian carryforwards may be carried forward indefinitely and the Canadian carryforwards may be carried forward 20 years), (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German, Belgian or Canadian operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The 2017 Tax Act limited our business interest expense to the sum of our business interest income and 30% of our adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. At December 31, 2022 and December 31, 2023, we have recorded deferred tax assets of $.9 million and $3.5 million, respectively, for the carryforwards associated with the nondeductible portion of our interest expense and have concluded we are required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria.  During 2023 we recognized a non-cash deferred income tax expense of $2.6 million with respect to the valuation allowance recorded on additional interest expense carryforwards.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized current income tax expense of $74.5 million and elected to pay such tax in annual installments over an eight-year period beginning in 2018. At December 31, 2023, the balance of our unpaid Transition Tax is $33.5 million, with two remaining payments of $14.9 million due in 2024 and $18.6 million due in 2025. The payments are recorded as a current and noncurrent payable to affiliate (income taxes payable to Valhi) on our Consolidated Balance Sheet at December 31, 2023.

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

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2021, 2022 and 2023 was not material.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties discussed above) during 2021, 2022 and 2023:

	Years ended December 31,
	2021	2022	2023

	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$4.1	$3.8	$3.2
Tax positions taken in current period	.6	.7	.5
Lapse due to applicable statute of limitations	(.7)	(1.1)	(1.0)
Change in currency exchange rates	(.2)	(.2)	.1
Unrecognized tax benefits at end of year	$3.8	$3.2	$2.8

At December 31, 2023, all of our uncertain tax benefits are classified as a component of our noncurrent deferred tax asset. If our uncertain tax position at December 31, 2023 was recognized, a benefit of $2.8 million would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2020 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2019 for Germany, 2020 for Belgium, 2018 for Canada and 2018 for Norway.

Note 13 – Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2020, our board of directors adopted a plan that provides for the award of stock to our board of directors, up to a maximum of 200,000 shares. We awarded 7,200 shares in 2021, 8,400 shares in 2022 and 14,700 shares in 2023 under this plan. At December 31, 2023, 97,100 shares are available for awards.

Stock repurchase program – Prior to 2020, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We use cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to our treasury and subsequently cancelled upon approval of the board of directors. In 2021, we acquired 14,409 shares of common stock in market transactions for an aggregate purchase price of $.2 million and subsequently cancelled all such shares. In 2022, we acquired 217,778 shares of common stock in market transactions for an aggregate purchase price of $2.5 million and subsequently cancelled all such shares. In 2023, we acquired 313,814 shares of common stock in market transactions for an aggregate purchase price of $2.8 million and subsequently cancelled all such shares. At December 31, 2023, 1,017,518 shares are available for repurchase under this stock repurchase program.

Accumulated other comprehensive loss – Changes in accumulated other comprehensive loss for 2021, 2022 and 2023 are presented in the table below.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(233.4)	$(240.4)	$(269.2)
Other comprehensive income (loss)	(7.0)	(28.8)	3.7
Balance at end of period	$(240.4)	$(269.2)	$(265.5)

Defined benefit pension plans:
Balance at beginning of period	$(214.5)	$(163.3)	$(63.1)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	14.9	9.9	2.0
Net actuarial gain (loss) arising during year	36.3	90.3	(16.0)
Plan settlement	-	-	1.1
Balance at end of period	$(163.3)	$(63.1)	$(76.0)

OPEB plans:
Balance at beginning of period	$(.3)	$(.4)	$.8
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.3)	(.3)	(.2)
Net actuarial gain (loss) arising during year	.2	1.5	(.2)
Balance at end of period	$(.4)	$.8	$.4

Total accumulated other comprehensive loss:
Balance at beginning of period	$(448.2)	$(404.1)	$(331.5)
Other comprehensive income (loss)	44.1	72.6	(9.6)
Balance at end of period	$(404.1)	$(331.5)	$(341.1)

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

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2022	2023

	(In millions)
Current receivables from affiliates:
LPC	$-	$16.9
Other	2.7	.4
	$2.7	$17.3

Current payables to affiliates:
LPC	$17.1	$19.9
Income taxes payable to Valhi	5.8	10.8
Other	-	.6
	$22.9	$31.3

Noncurrent payable to affiliate -
Income taxes payable to Valhi (See Note 12)	$33.5	$18.6

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 5. Purchases of TiO2 from LPC totaled $188.6 million in 2021, $225.6 million in 2022 and $231.7 million in 2023. Sales of feedstock to LPC totaled $85.4 million in 2021, $106.9 million in 2022 and $135.1 million in 2023.

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

In this regard:

●	prior to 2020 we entered into an unsecured revolving demand promissory note with Valhi under which as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi bore interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2024. Loans made to Valhi at any time were at our discretion. At December 31, 2022 and December 31, 2023, we had no outstanding loans to Valhi under this promissory note. In February 2024, this note was cancelled by mutual agreement between us and Valhi.
●	In February 2024, we received a $53.7 million subordinated, unsecured term loan from Contran. See Note 8.

Interest income (including unused commitment fees) on our loan to Valhi was $.2 million in each of 2021 and 2022 and $.1 million in 2023.

Under the terms of various intercorporate services agreements (ISAs) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such fees are based upon the compensation of individual Contran employees providing services for us and/or estimates of the time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate fees annually and agreements renew quarterly. The net ISA fee charged to us by Contran is included in selling, general and administrative expense and corporate expense and was $24.0 million in 2021, $24.5 million in 2022 and $22.6 million in 2023.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company (Tall Pines), a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A. M. Best or another internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. During 2021, 2022 and 2023 we and our joint venture paid $23.2 million, $20.8 million and $24.8 million, respectively, under the group insurance program, which amounts principally represent insurance premiums, including $18.6 million, $17.3 million and $19.6 million, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2024.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount we paid Contran for such services was $.3 million in each of 2021 and 2022 and $.4 million in 2023. Under the terms of a sublease agreement between Contran and us, we lease certain office space from Contran. We paid Contran $.4 million in 2021, $.5 million in 2022 and $.6 million in 2023 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2024.

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

Concentrations of credit risk – Sales of TiO2 accounted for 92% of our net sales in both 2021 and 2022 and 90% in 2023. The remaining sales result from the sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to approximately 3,000 customers, with the top ten customers approximating 32% in 2021, 33% in 2022 and 35% in 2023 of net sales. One customer accounted for approximately 10% of our net sales in 2022 and 12% in 2023. We did not have sales to a single customer comprising 10% or more of our net sales in 2021.

The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2021	2022	2023
Europe	46%	45%	44%
North America	37%	39%	41%

Long-term contracts – We have long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2026. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $583 million over the life of the contracts in years subsequent to December 31, 2023 (including approximately $465 million committed to be purchased in 2024). In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $72 million at December 31, 2023 (including approximately $38 million committed to be purchased in 2024).

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2022 and 2023.

	December 31, 2022		December 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$334.6	$334.6	$202.1	$202.1
Long-term debt - Fixed rate 3.75% Senior Secured Notes due 2025	424.1	374.2	440.9	424.5

At December 31, 2023, the estimated market price of our 3.75% Senior Secured Notes due 2025 was €959 per €1,000 principal amount. The fair value of our 3.75% Senior Secured Notes due 2025 was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the 3.75% Senior Secured Notes due 2025 trade were not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 9.

Note 17 – Other operating income (expense), net:

On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of our losses from property damage and our share of LPC’s lost production and other costs resulting from the disruption of operations, were covered by insurance. We recognized gains of $2.7 million and $2.5 million in 2022 and 2023, respectively, related to our business interruption claim, which are included in Other operating income (expense) – Other income, net on our Consolidated Statements of Operations.

Note 18 – Restructuring costs:

As part of overall cost saving measures to improve our long-term cost structure, during the third quarter of 2023 we began implementing certain voluntary and involuntary workforce reductions. A substantial portion of our workforce reductions were accomplished through voluntary programs for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 individuals and are substantially completed. We recognized a total of approximately $6 million in selling, general and administrative expense related to these workforce reductions in 2023. We do not expect to accrue any further material amounts associated with the affected individuals who are providing service to us past December 31, 2023. Accrued severance costs at December 31, 2023 are expected to be paid by the first quarter of 2024 and are included in Accounts payable and accrued liabilities – Other on our Consolidated Balance Sheet. See Note 9 to our Consolidated Financial Statements.

A summary of the activity in our accrued workforce reduction costs for 2023 is shown in the table below (in millions):

Accrued workforce reduction costs as of January 1, 2023	$-
Workforce reduction costs accrued	5.8
Workforce reduction costs paid	(.9)
Currency translation adjustments, net	.1

Accrued workforce reduction costs at December 31, 2023	$5.0

Amounts recognized in the balance sheet:
Current liability	$5.0
Noncurrent liability	-

$5.0

Note 19 – Recent accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public entities with a single reportable segment are required to provide the new disclosures and all disclosures required under ASC 280. Public companies will also be required to disclose the title and position of the chief operating decision maker (CODM) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements across all segments.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and foreign tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.