Form 10-Q
period 2024-03-31
KRONOS WORLDWIDE INC
filed 2024-05-08
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on May 1, 2024:  115,027,016.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$194.7	$120.7
Restricted cash	2.2	1.6
Accounts and other receivables, net	312.5	348.7
Inventories, net	564.6	475.8
Prepaid expenses and other	43.4	37.9

Total current assets	1,117.4	984.7

Other assets:
Investment in TiO2 manufacturing joint venture	111.0	108.7
Restricted cash	5.2	5.0
Marketable securities	2.2	2.5
Operating lease right-of-use assets	22.7	21.8
Deferred income taxes	83.3	81.8
Other	13.3	13.3

Total other assets	237.7	233.1

Property and equipment:
Land	44.7	43.3
Buildings	236.8	231.1
Equipment	1,172.0	1,143.8
Mining properties	130.5	122.2
Construction in progress	22.9	22.1
	1,606.9	1,562.5
Less accumulated depreciation and amortization	1,124.0	1,100.9

Net property and equipment	482.9	461.6

Total assets	$1,838.0	$1,679.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	March 31,
	2023	2024
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$355.4	$251.3
Income taxes	15.4	16.6

Total current liabilities	370.8	267.9

Noncurrent liabilities:
Long-term debt	440.9	426.9
Accrued pension costs	150.0	143.6
Payable to affiliate - income taxes	18.6	18.6
Operating lease liabilities	18.6	17.9
Deferred income taxes	9.0	8.7
Other	21.8	21.4

Total noncurrent liabilities	658.9	637.1

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.2	1,390.2
Retained deficit	(242.0)	(255.8)
Accumulated other comprehensive loss	(341.1)	(361.2)

Total stockholders’ equity	808.3	774.4

Total liabilities and stockholders’ equity	$1,838.0	$1,679.4

Commitments and contingencies (Notes 10 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Net sales	$426.3	$478.8
Cost of sales	395.5	407.3

Gross margin	30.8	71.5

Selling, general and administrative expense	53.2	54.2
Other operating income (expense):
Currency transactions, net	5.4	5.8
Other operating expense, net	(1.3)	(3.6)

Income (loss) from operations	(18.3)	19.5

Other income (expense):
Interest and dividend income	2.0	1.3
Marketable equity securities	(.7)	.3
Other components of net periodic pension and OPEB cost	(.9)	(.3)
Interest expense	(4.2)	(9.2)

Income (loss) before income taxes	(22.1)	11.6

Income tax expense (benefit)	(6.9)	3.5

Net income (loss)	$(15.2)	$8.1

Net income (loss) per basic and diluted share	$(.13)	$.07

Weighted average shares used in the calculation of net income (loss) per share	115.3	115.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Net income (loss)	$(15.2)	$8.1

Other comprehensive income (loss), net of tax:
Currency translation	(7.0)	(20.6)
Defined benefit pension plans	.5	.5
Other postretirement benefit plans	(.1)	-

Total other comprehensive loss, net	(6.6)	(20.1)

Comprehensive loss	$(21.8)	$(12.0)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2022	$1.2	$1,394.3	$(105.4)	$(331.5)	$(1.4)	$957.2
Net loss	-	-	(15.2)	-	-	(15.2)
Other comprehensive loss, net of tax	-	-	-	(6.6)	-	(6.6)
Dividends paid - $.19 per share	-	-	(21.9)	-	-	(21.9)
Treasury stock acquired	-	-	-	-	(1.4)	(1.4)
Treasury stock retired	-	(1.3)	-	-	1.3	-
Balance at March 31, 2023	$1.2	$1,393.0	$(142.5)	$(338.1)	$(1.5)	$912.1

Balance at December 31, 2023	$1.2	$1,390.2	$(242.0)	$(341.1)	$-	$808.3
Net income	-	-	8.1	-	-	8.1
Other comprehensive loss, net of tax	-	-	-	(20.1)	-	(20.1)
Dividends paid - $.19 per share	-	-	(21.9)	-	-	(21.9)
Balance at March 31, 2024	$1.2	$1,390.2	$(255.8)	$(361.2)	$-	$774.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(15.2)	$8.1
Depreciation	12.9	10.9
Amortization of operating lease right-of-use assets	1.1	1.1
Deferred income taxes	1.1	(.2)
Benefit plan expense less than cash funding	(2.2)	(2.8)
Marketable equity securities	.7	(.3)
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(.7)	2.3
Other, net	.4	2.1
Change in assets and liabilities:
Accounts and other receivables, net	(39.0)	(58.3)
Inventories, net	.5	75.6
Prepaid expenses	8.1	4.4
Accounts payable and accrued liabilities	(60.0)	(103.7)
Income taxes	(2.6)	2.0
Accounts with affiliates	(15.1)	15.3
Other, net	.2	.2

Net cash used in operating activities	(109.8)	(43.3)

Cash flows from investing activities - capital expenditures	(16.4)	(4.7)

Cash flows from financing activities:
Loan from Contran	-	53.7
Payments on long-term debt	(.2)	(52.6)
Deferred financing fees	-	(4.9)
Dividends paid	(21.9)	(21.9)
Treasury stock acquired	(1.4)	-

Net cash used in financing activities	(23.5)	(25.7)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(149.7)	(73.7)
Effect of currency exchange rate changes on cash	(.7)	(1.1)
Balance at beginning of period	334.6	202.1

Balance at end of period	$184.2	$127.3

Supplemental disclosures:
Cash paid (received) for:
Interest, net of amount capitalized	$7.9	$7.2
Income taxes	(2.6)	.9
Accrual for capital expenditures	6.4	.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2024, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister), and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons, Mr. Connelly, or Mr. Connelly’s sister, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly or his sister serves as trustee, the trustee is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2024, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission (SEC) on March 6, 2024 (2023 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	March 31,
	2023	2024

	(In millions)
Trade receivables	$273.6	$330.8
Recoverable VAT and other receivables	23.8	19.5
Receivables from affiliates, other:
Louisiana Pigment Company (LPC)	16.9	-
Other	.4	.4
Refundable income taxes	1.9	2.0
Allowance for doubtful accounts	(4.1)	(4.0)
Total	$312.5	$348.7

Note 3 - Inventories, net:

	December 31,	March 31,
	2023	2024

	(In millions)
Raw materials	$188.3	$148.3
Work in process	30.8	25.6
Finished products	249.6	208.8
Supplies	95.9	93.1
Total	$564.6	$475.8

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss

		(In millions)
December 31, 2023:
Valhi common stock	1	$2.2	$3.2	$(1.0)

March 31, 2024:
Valhi common stock	1	$2.5	$3.2	$(.7)

At December 31, 2023 and March 31, 2024, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2023 and March 31, 2024, the per share quoted market price of Valhi’s common stock was $15.19 and $17.18, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Long-term debt:

	December 31,	March 31,
	2023	2024

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$-	$292.3
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	440.9	80.9
Subordinated, Unsecured Term Loan from Contran	-	53.7
Total long-term debt	$440.9	$426.9

9.50% Senior Secured Notes due 2029 - On February 12, 2024, for certain eligible holders of existing 3.75% Senior Secured Notes due 2025 (the “Old Notes”) of our wholly-owned subsidiary, Kronos International, Inc. (KII), KII executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €48.75 million ($52.6 million). Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes, plus a cash payment in an amount equal to €150. Following the exchange, Old Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange. We also entered into a new $53.7 million unsecured term loan from Contran Corporation (described below) in connection with the exchange.

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

At March 31, 2024 the carrying value of the New Notes (€276.174 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $5.6 million. As a result of the note exchange, in the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs associated with the Old Notes and capitalized $5.7 million in debt issuance costs associated with the New Notes.

Subordinated, Unsecured Term Loan from Contran - As part of the refinancing of a majority of our Old Notes discussed above, we borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured, subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by our domestic wholly-owned subsidiaries. Our obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to our Senior Secured Notes and our $225 million global revolving credit facility (Global Revolver). Interest on the Contran Term Loan is payable in cash at an interest rate of 11.5%. The additional interest rate spread of 2% over the interest rate on the New Notes was based upon comparable debt transactions at the time of issuance. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing our New Notes. In accordance with our related party transaction policy, the audit committee of our board of directors, comprised of the independent directors, approved the terms and conditions of the term loan from Contran.

3.75% Senior Secured Notes due 2025 - At March 31, 2024, the carrying value of our remaining Old Notes (€75 million aggregate principal amount outstanding) is $80.9 million. In connection with the issuance of the New Notes in February 2024, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes.

Revolving credit facility - During the first three months of 2024, we had no borrowings or repayments under our $225 million global revolving credit facility and at March 31, 2024, the full $225 million was available for borrowing.

Other - We are in compliance with all of our debt covenants at March 31, 2024.

Note 6 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2023	2024

	(In millions)
Accounts payable	$218.7	$143.9
Accrued sales discounts and rebates	22.5	10.5
Employee benefits	24.7	23.4
Payables to affiliates:
LPC	19.9	21.0
Income taxes payable to Valhi	10.8	11.6
Other	.6	.6
Operating lease liabilities	3.9	3.6
Other	54.3	36.7
Total	$355.4	$251.3

Note 7 - Other noncurrent liabilities:

	December 31,	March 31,
	2023	2024

	(In millions)
Accrued postretirement benefits	$6.4	$6.2
Employee benefits	4.9	4.7
Other	10.5	10.5
Total	$21.8	$21.4

Note 8 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Net sales - point of origin:
United States	$255.8	$240.9
Germany	186.0	212.2
Canada	90.9	89.3
Norway	71.9	71.0
Belgium	68.8	69.6
Eliminations	(247.1)	(204.2)
Total	$426.3	$478.8

Net sales - point of destination:
Europe	$201.1	$214.9
North America	148.6	166.0
Other	76.6	97.9
Total	$426.3	$478.8

Note 9 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Net periodic pension cost (income):
Service cost	$1.6	$1.7
Interest cost	5.1	5.0
Expected return on plan assets	(4.8)	(5.3)
Recognized actuarial losses	.6	.6
Total	$2.5	$2.0

We expect our 2024 contributions for our pension plans to be approximately $17 million.

Note 10 - Income taxes:

	Three months ended
	March 31,
	2023	2024

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(4.6)	$2.4
Non-U.S. tax rates	(.2)	-
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	-	(.6)
Valuation allowance, net	.2	1.0
Global intangible low-tax income, net	(.5)	.3
Adjustment to the reserve for uncertain tax positions, net	(1.2)	.1
Adjustment of prior year taxes, net	(.4)	-
Nondeductible expenses	-	.2
Other, net	(.2)	.1
Income tax expense (benefit)	$(6.9)	$3.5

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(6.9)	$3.5
Other comprehensive income - pension plans	.1	.2
Total	$(6.8)	$3.7

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

Note 11 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 9 for discussion of our defined benefit pension plans.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(269.2)	$(265.5)
Other comprehensive loss	(7.0)	(20.6)
Balance at end of period	$(276.2)	$(286.1)

Defined benefit pension plans:
Balance at beginning of period	$(63.1)	$(76.0)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.5	.5
Balance at end of period	$(62.6)	$(75.5)

OPEB plans:
Balance at beginning of period	$.8	$.4
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	-
Balance at end of period	$.7	$.4

Total accumulated other comprehensive loss:
Balance at beginning of period	$(331.5)	$(341.1)
Other comprehensive loss	(6.6)	(20.1)
Balance at end of period	$(338.1)	$(361.2)

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

In February 2023, we cancelled 133,897 shares of treasury stock purchased in the fourth quarter of 2022. During the first quarter of 2023, we acquired 159,796 shares of our common stock in market transactions for an aggregate purchase price of $1.4 million, which shares were accounted for as treasury stock at March 31, 2023 and were subsequently cancelled. At March 31, 2024, 1,017,518 shares are available for repurchase under this stock repurchase program.

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

Note 13 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		March 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$202.1	$202.1	$127.3	$127.3
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	-	-	292.3	318.5
Fixed rate 3.75% Senior Secured Notes due 2025	440.9	424.5	80.9	79.9

At March 31, 2024, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €1,069 per €1,000 principal amount, and the estimated market price of our 3.75% Senior Secured Notes due 2025 was €987 per €1,000 principal amount. The fair values of our Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 2 and 6.

Note 14 - Other operating income (expense), net:

On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of our losses from property damage and our share of LPC’s lost production and other costs resulting from the disruption of operations, were covered by insurance. We recognized an aggregate gain of $1.7 million in the first quarter of 2023, which is included in other operating expense, net on our Condensed Consolidated Statement of Operations.

Note 15 - Recent accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public entities with a single reportable segment are required to provide the new disclosures and all disclosures required under ASC 280. Public companies will also be required to disclose the title and position of the chief operating decision maker (CODM) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation of resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements across all segments.

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

Note 16 – Restructuring costs:

In response to the extended period of reduced demand in 2023, we took measures to reduce our operating costs and improve our long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted our European operations. A substantial portion of our workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. We recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions we implemented during the second half of the year with the majority of related cash payments expected to be paid in the first half of 2024.

In April 2024, we announced plans to close our sulfate process line at our plant in Varennes, Canada by the third quarter of 2024. As a result of the sulfate process line closure, we expect to recognize a charge of approximately $2 million primarily to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $15 million in non-cash charges related to the closure of the line are expected to be reflected in cost of sales in the second and third quarters of 2024.

A summary of the activity in our accrued restructuring costs for the first quarter of 2024 is shown in the table below (in millions):

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2023	$5.0
Workforce reduction costs accrued	(.1)
Workforce reduction costs paid	(1.6)
Currency translation adjustments, net	(.1)

Accrued workforce reduction costs at March 31, 2024	$3.2

Amounts recognized in the balance sheet:
Current liability	$3.2
Noncurrent liability	-

Total	$3.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the three months ended March 31, 2024, approximately 40% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $8.1 million, or $.07 per share, in the first quarter of 2024 compared to a net loss of $15.2 million, or $.13 per share, in the first quarter of 2023. Net income increased in the first quarter of 2024 as compared to the first quarter of 2023 primarily due to higher income from operations as a result of the net effects of higher sales and production volumes, lower average TiO2 selling prices and lower productions costs (primarily energy and raw materials). Our results of operations for the first quarter of 2023 were significantly impacted by reduced demand for certain of our products occurring in all major markets and unabsorbed fixed production and other costs due to reduced production volumes. Demand has improved in all of our major markets in the first quarter of 2024 and production volumes have increased, contributing to our improved profitability. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net income in the first three months of 2024 includes an aggregate charge of $1.5 million ($1.1 million, or $.01 per share, net of income tax benefit) related to a write-off of deferred financing costs.

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

Results of operations

Current industry conditions

We and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in our sales volumes in the first quarter of and throughout 2023. Although overall demand remains below average historical levels, demand has improved in the first quarter of 2024 in all major markets. We started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and our average TiO2 selling prices declined 2% during the first quarter of 2024. Our average TiO2 selling prices in the first three months of 2024 were 11% lower than average prices during the first three months of 2023.

We operated our production facilities at 76% of practical capacity utilization in the first three months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first quarter of 2024, along with more favorable production costs, we began increasing our production rates during the first quarter of 2024 resulting in 87% of practical capacity utilization in the first three months of 2024.

Excluding the effect of changes in currency exchange rates, our cost of sales per metric ton of TiO2 sold in the first three months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock and unabsorbed fixed costs due to reduced operating rates in 2023).

In response to the extended period of reduced demand in 2023, discussed above, we took measures to reduce our operating costs and improve our long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted our European operations. A substantial portion of our workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. We recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions we implemented during the second half of the year with the majority of related cash payments expected to be paid in the first half of 2024.

In April 2024, we announced plans to close our sulfate process line at our plant in Varennes, Canada by the third quarter of 2024. We expect to recognize a charge of approximately $2 million primarily to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $15 million in non-cash charges related to the closure of the line are expected to be reflected in cost of sales in the second and third quarters of 2024.

Quarter ended March 31, 2024 compared to the quarter ended March 31, 2023

	Three months ended March 31,
	2023		2024

	(Dollars in millions)
Net sales	$426.3	100%	$478.8	100%
Cost of sales	395.5	93	407.3	85
Gross margin	30.8	7	71.5	15
Selling, general and administrative expense	53.2	12	54.2	11
Other operating income (expense):
Currency transactions, net	5.4	1	5.8	1
Other operating expense, net	(1.3)	-	(3.6)	(1)
Income (loss) from operations	$(18.3)	(4)%	$19.5	4%

				% Change
TiO2 operating statistics:
Sales volumes*	102		130	28%
Production volumes*	105		121	15%
Percentage change in net sales:
TiO2 sales volumes				28%
TiO2 product pricing				(11)
TiO2 product mix/other				(6)
Changes in currency exchange rates				1
Total				12%
*	Thousands of metric tons

Net sales - Net sales in the first quarter of 2024 increased 12%, or $52.5 million, compared to the first quarter of 2023 primarily due to the net effects of a 28% increase in sales volumes (which increased net sales by approximately $119 million) and an 11% decrease in average TiO2 selling prices (which decreased net sales by approximately $47 million). In addition to the impact of sales volumes and average TiO2 selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $4 million in the first quarter of 2024 as compared to the first quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 28% in the first quarter of 2024 as compared to the first quarter of 2023 due to higher overall demand across all major markets.

Cost of sales and gross margin - Cost of sales increased $11.8 million, or 3%, in the first quarter of 2024 compared to the first quarter of 2023 due to the net effects of a 28% increase in sales volumes, a 15% increase in production volumes (in response to improved near-term customer demand) somewhat offset by lower production costs of approximately $64 million (primarily energy and raw materials). Our unabsorbed fixed production costs decreased $10 million from $22 million in the first quarter of 2023 to $12 million in the first quarter of 2024.

Our cost of sales as a percentage of net sales improved to 85% in the first quarter of 2024 compared to 93% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 15% in the first quarter of 2024 compared to 7% in the first quarter of 2023. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to lower production costs and higher production and sales volumes, somewhat offset by lower average TiO2 selling prices.

Selling, general and administrative expense - Selling, general and administrative expense increased $1.0 million, or 2%, in 2024 compared to 2023 primarily due to variable costs related to higher sales volumes during the quarter. Selling, general and administrative expense as a percentage of net sales decreased to 11% in the first quarter of 2024 compared to 12% of net sales in the first quarter of 2023.

Income (loss) from operations - Income from operations increased by $37.8 million to $19.5 million in the first quarter of 2024 compared to a net loss from operations of $18.3 million in the first quarter of 2023 as a result of the factors impacting gross margin discussed above. We recognized a gain of $1.7 million in the first quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. Changes in currency exchange rates had a nominal effect on our income from operations in the first quarter of 2024 as compared to the same period in 2023, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) - We recognized an unrealized gain of $.3 million in the first quarter of 2024 compared to an unrealized loss of $.7 million in the first quarter of 2023 related to the change in market price of our marketable equity securities. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first quarter of 2024 decreased $.6 million compared to the first quarter of 2023 primarily due to a higher expected return on plan assets. Interest expense in the first quarter of 2024 increased $5.0 million compared to interest expense in the first quarter of 2023 as a result of the February 2024 exchange of €325 million of our 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, and as a result of the new $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5%, which we entered into in February 2024 in connection with the exchange. As a result of the exchange, interest expense for the first three months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $3.5 million in the first quarter of 2024 compared to an income tax benefit of $6.9 million in the first quarter of 2023. The difference is primarily due to higher earnings in the first quarter of 2024 and the jurisdictional mix of such earnings. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. However, in the first quarter of 2024, our consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserve for uncertain tax positions, is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions. See Note 10 to our Condensed Consolidated Financial Statements.

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other countries have committed to enacting the OECD’s Pillar Two initiative that would provide a global minimum level of taxation for multinational companies to be applied on a country-by-country basis. Currently, many countries are drafting or have enacted legislation to implement the Pillar Two rules effective for years beginning on or after December 31, 2023. Based on legislation currently enacted, we do not anticipate any material impact to our Consolidated Financial Statements; however, until all the jurisdictions we operate in enact legislation, the full impact of Pillar Two to us is unknown.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2024 vs March 31, 2023
				Translation	Total
				gains -	currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$-	$-	$-	$4	$4
Income from operations	5	5	-	-	-

The $4 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Norwegian krone in 2024 and the weakening of the U.S. dollar relative to the Canadian dollar in 2024 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The impact of currency exchange rates on our income from operations was nominal.

Outlook

During the first quarter of 2024 we experienced improved customer demand across all major markets, although overall demand levels remain below historical averages. Based on the recently experienced improved demand and our expectation that demand will continue to improve in 2024, along with the severe demand contraction we experienced during most of 2023, we expect sales volumes in 2024 to exceed 2023 sales volumes. We have increased production rates in line with the current and expected near-term improved demand and believe our production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. We have implemented TiO2 selling price increases which will need to be realized to achieve margins more in-line with historical levels.

As noted above, throughout 2023 we implemented cost reduction initiatives designed to improve our long-term cost structure, including targeted workforce reductions and, in April 2024, we announced plans to close the sulfate process line at our facility in Canada which will further improve our gross margins after the charges (primarily non-cash) related to the closure are recognized in the second and third quarters. In addition, raw material, energy and other input costs have generally improved compared to 2023. The full positive impact of input cost improvements and our cost reduction efforts are not yet fully reflected in our gross margin. As we replace the higher cost inventory produced towards the end of 2023 with lower cost inventory produced in 2024, coupled with the realization of TiO2 selling price increases noted above, we expect gross margins to improve. Overall, due to expected improved demand, higher selling prices and lower production costs, including lower unabsorbed fixed costs, we expect to report higher operating results for the full year of 2024 as compared to 2023.

We believe the production curtailments and other necessary actions we took during 2023 to preserve liquidity while maintaining our global market share have positioned us to capitalize on the increase in demand in 2024 and we expect liquidity levels to improve as the recovery continues. However, we are closely monitoring current and anticipated near-term customer demand levels and will align our production and inventories accordingly.

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

Cash used in operating activities was $43.3 million in the first three months of 2024 compared to cash used of $109.8 million in the first three months of 2023. This $66.5 million decrease in the amount of cash used was primarily due to the net effect of the following:

●	higher income from operations in 2024 of $37.8 million,
●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2024 of $32.0 million,
●	higher cash paid for taxes in 2024 of $3.5 million due to the relative timing of payments, and
●	higher net distributions from our TiO2 manufacturing joint venture in 2024 of $3.0 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, decreased slightly from December 31, 2023 to March 31, 2024 primarily due to relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2023 to March 31, 2024 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first quarter of 2024 compared to the fourth quarter of 2023 where our production volumes aligned more closely with sales volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2022	March 31, 2023	December 31, 2023	March 31, 2024
DSO	64 days	60 days	66 days	65 days
DSI	103 days	76 days	65 days	46 days

Investing activities

Our capital expenditures of $4.7 million and $16.4 million in the first three months of 2024 and 2023, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During each of the first quarters of 2023 and 2024, we paid quarterly dividends of $.19 per share to stockholders aggregating $21.9 million.

In addition, during the first three months of 2024, in connection with the exchange of €325 million of our existing Kronos International, Inc. (KII) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for our newly issued €276.174 million KII 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration, we paid cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. See Note 5 to our Condensed Consolidated Financial Statements.

Outstanding debt obligations

At March 31, 2024, our consolidated debt comprised:

●	€276.174 million aggregate outstanding on our New Notes ($292.3 million carrying amount, net of unamortized debt issuance costs),
●	€75 million aggregate outstanding on our Old Notes (and together with the New Notes, the “Senior Secured Notes”) ($80.9 million carrying amount), and
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”).

We had no outstanding borrowings at March 31, 2024 on our $225 million global revolving credit facility (Global Revolver). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at March 31, 2024, the full $225 million was available for borrowings. Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2023 Annual Report. We are in compliance with all of our debt covenants at March 31, 2024. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity.

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

At March 31, 2024 we had aggregate cash, cash equivalents and restricted cash on hand of $127.3 million, of which $69.9 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Our $225 million Global Revolver we entered into in April 2021 matures in April 2026 and at March 31, 2024 the full $225 million is available for borrowing under this facility. The borrowing base is calculated quarterly and the amount available for borrowing may change based on applicable quarter end balances. See Note 5 to our Condensed Consolidated Financial Statements. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2025) and our long-term obligations (defined as the five-year period ending March 31, 2029, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $50 million in capital expenditures primarily to maintain and improve our existing facilities during 2024, including $4.7 million in expenditures through March 31, 2024. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand, the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At March 31, 2024, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 10 and 12 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates, equity security and raw material prices. There have been no material changes in these market risks since we filed our 2023 Annual Report. See also Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report and Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our President and Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report.

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

Kronos Worldwide, Inc.
(Registrant)

Date: May 8, 2024	/s/ Tim C. Hafer
Tim C. Hafer
Executive Vice President and Chief Financial Officer (duly authorized officer)