Form 10-Q
period 2024-06-30
KRONOS WORLDWIDE INC
filed 2024-08-07
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on August 1, 2024:  115,036,316.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$194.7	$133.8
Restricted cash	2.2	1.7
Accounts and other receivables, net	312.5	370.6
Inventories, net	564.6	447.2
Prepaid expenses and other	43.4	33.9

Total current assets	1,117.4	987.2

Other assets:
Investment in TiO2 manufacturing joint venture	111.0	101.2
Restricted cash	5.2	4.8
Marketable securities	2.2	2.6
Operating lease right-of-use assets	22.7	22.1
Deferred income taxes	83.3	79.9
Other	13.3	14.8

Total other assets	237.7	225.4

Property and equipment:
Land	44.7	43.1
Buildings	236.8	229.5
Equipment	1,172.0	1,137.3
Mining properties	130.5	124.5
Construction in progress	22.9	22.3
	1,606.9	1,556.7
Less accumulated depreciation and amortization	1,124.0	1,112.4

Net property and equipment	482.9	444.3

Total assets	$1,838.0	$1,656.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	June 30,
	2023	2024
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$355.4	$262.8
Income taxes	15.4	10.3

Total current liabilities	370.8	273.1

Noncurrent liabilities:
Long-term debt	440.9	423.7
Accrued pension costs	150.0	140.1
Payable to affiliate - income taxes	18.6	-
Operating lease liabilities	18.6	18.1
Deferred income taxes	9.0	5.9
Other	21.8	21.4

Total noncurrent liabilities	658.9	609.2

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.2	1,390.3
Retained deficit	(242.0)	(258.1)
Accumulated other comprehensive loss	(341.1)	(358.8)

Total stockholders’ equity	808.3	774.6

Total liabilities and stockholders’ equity	$1,838.0	$1,656.9

Commitments and contingencies (Notes 10 and 12)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(unaudited)
Net sales	$443.2	$500.5	$869.5	$979.3
Cost of sales	399.1	400.3	794.6	807.6

Gross margin	44.1	100.2	74.9	171.7

Selling, general and administrative expense	50.1	57.9	103.3	112.1
Other operating income (expense):
Currency transactions, net	3.1	(3.8)	8.5	2.0
Other operating expense, net	(3.8)	(2.6)	(5.1)	(6.2)

Income (loss) from operations	(6.7)	35.9	(25.0)	55.4

Other income (expense):
Interest and dividend income	1.5	2.1	3.5	3.4
Marketable equity securities	(.6)	.1	(1.3)	.4
Other components of net periodic pension and OPEB cost	(2.2)	(.3)	(3.1)	(.6)
Interest expense	(4.3)	(9.8)	(8.5)	(19.0)

Income (loss) before income taxes	(12.3)	28.0	(34.4)	39.6

Income tax expense (benefit)	(4.1)	8.5	(11.0)	12.0

Net income (loss)	$(8.2)	$19.5	$(23.4)	$27.6

Net income (loss) per basic and diluted share	$(.07)	$.17	$(.20)	$.24

Weighted average shares used in the calculation of net income (loss) per share	115.1	115.0	115.2	115.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(unaudited)
Net income (loss)	$(8.2)	$19.5	$(23.4)	$27.6

Other comprehensive income (loss), net of tax:
Currency translation	(5.7)	1.9	(12.7)	(18.7)
Defined benefit pension plans	1.5	.5	2.0	1.0
Other postretirement benefit plans	-	-	(.1)	-

Total other comprehensive income (loss), net	(4.2)	2.4	(10.8)	(17.7)

Comprehensive income (loss)	$(12.4)	$21.9	$(34.2)	$9.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at March 31, 2023	$1.2	$1,393.0	$(142.5)	$(338.1)	$(1.5)	$912.1
Net loss	-	-	(8.2)	-	-	(8.2)
Other comprehensive loss, net of tax	-	-	-	(4.2)	-	(4.2)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.19 per share	-	-	(21.9)	-	-	(21.9)
Treasury stock acquired	-	-	-	-	(1.4)	(1.4)
Treasury stock retired	-	(2.9)	-	-	2.9	-
Balance at June 30, 2023	$1.2	$1,390.2	$(172.6)	$(342.3)	$-	$876.5

Balance at March 31, 2024	$1.2	$1,390.2	$(255.8)	$(361.2)	$-	$774.4
Net income	-	-	19.5	-	-	19.5
Other comprehensive income, net of tax	-	-	-	2.4	-	2.4
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.19 per share	-	-	(21.8)	-	-	(21.8)
Balance at June 30, 2024	$1.2	$1,390.3	$(258.1)	$(358.8)	$-	$774.6

	Six months ended June 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2022	$1.2	$1,394.3	$(105.4)	$(331.5)	$(1.4)	$957.2
Net loss	-	-	(23.4)	-	-	(23.4)
Other comprehensive loss, net of tax	-	-	-	(10.8)	-	(10.8)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.38 per share	-	-	(43.8)	-	-	(43.8)
Treasury stock acquired	-	-	-	-	(2.8)	(2.8)
Treasury stock retired	-	(4.2)	-	-	4.2	-
Balance at June 30, 2023	$1.2	$1,390.2	$(172.6)	$(342.3)	$-	$876.5

Balance at December 31, 2023	$1.2	$1,390.2	$(242.0)	$(341.1)	$-	$808.3
Net income	-	-	27.6	-	-	27.6
Other comprehensive loss, net of tax	-	-	-	(17.7)	-	(17.7)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.38 per share	-	-	(43.7)	-	-	(43.7)
Balance at June 30, 2024	$1.2	$1,390.3	$(258.1)	$(358.8)	$-	$774.6

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(23.4)	$27.6
Depreciation	24.5	29.3
Amortization of operating lease right-of-use assets	2.3	2.1
Deferred income taxes	(19.5)	(2.0)
Benefit plan expense less than cash funding	(3.1)	(4.6)
Marketable equity securities	1.3	(.4)
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(8.3)	9.8
Other, net	1.5	3.5
Change in assets and liabilities:
Accounts and other receivables, net	(60.8)	(81.6)
Inventories, net	71.2	100.2
Prepaid expenses	13.1	8.1
Accounts payable and accrued liabilities	(63.1)	(92.6)
Income taxes	1.8	(4.4)
Accounts with affiliates	(14.5)	(.2)
Other, net	.4	.1

Net cash used in operating activities	(76.6)	(5.1)

Cash flows from investing activities - capital expenditures	(33.9)	(8.1)

Cash flows from financing activities:
Loan from Contran	-	53.7
Payments on long-term debt	(.4)	(52.6)
Deferred financing fees	-	(5.8)
Dividends paid	(43.8)	(43.7)
Treasury stock acquired	(2.9)	-

Net cash used in financing activities	(47.1)	(48.4)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(157.6)	(61.6)
Effect of currency exchange rate changes on cash	(.9)	(.2)
Balance at beginning of period	334.6	202.1

Balance at end of period	$176.1	$140.3

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$7.7	$7.4
Income taxes	16.5	32.4
Accrual for capital expenditures	2.5	.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2024, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister), and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons, Mr. Connelly, or Mr. Connelly’s sister, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly or his sister serves as trustee, the trustee is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2024, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission (SEC) on March 6, 2024 (2023 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	June 30,
	2023	2024

	(In millions)
Trade receivables	$273.6	$355.7
Recoverable VAT and other receivables	23.8	16.2
Receivables from affiliates, other:
Louisiana Pigment Company (LPC)	16.9	-
Other	.4	.5
Refundable income taxes	1.9	1.7
Allowance for doubtful accounts	(4.1)	(3.5)
Total	$312.5	$370.6

Note 3 - Inventories, net:

	December 31,	June 30,
	2023	2024

	(In millions)
Raw materials	$188.3	$113.8
Work in process	30.8	34.4
Finished products	249.6	207.0
Supplies	95.9	92.0
Total	$564.6	$447.2

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss

		(In millions)
December 31, 2023:
Valhi common stock	1	$2.2	$3.2	$(1.0)

June 30, 2024:
Valhi common stock	1	$2.6	$3.2	$(.6)

At December 31, 2023 and June 30, 2024, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2023 and June 30, 2024, the per share quoted market price of Valhi’s common stock was $15.19 and $17.83, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Long-term debt:

	December 31,	June 30,
	2023	2024

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$-	$289.8
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	440.9	80.2
Subordinated, Unsecured Term Loan from Contran	-	53.7
Total long-term debt	$440.9	$423.7

9.50% Senior Secured Notes due 2029 - On February 12, 2024, for certain eligible holders of existing 3.75% Senior Secured Notes due 2025 (the “Old Notes”) of our wholly-owned subsidiary, Kronos International, Inc. (KII), KII executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes and the Additional New Notes (as defined below), the “Senior Secured Notes”) plus additional cash consideration of €48.75 million ($52.6 million). Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes, plus a cash payment in an amount equal to €150. Following the exchange, Old Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange. We also entered into a $53.7 million unsecured term loan from Contran Corporation (described below) in connection with the exchange.

The New Notes and the Additional New Notes (as defined below):

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

At June 30, 2024, the carrying value of the New Notes (€276.174 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $5.5 million. As a result of the note exchange, in the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs associated with the Old Notes. As of June 30, 2024, we have capitalized $6.0 million in debt issuance costs associated with the New Notes.

On July 30, 2024, our wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes are additional notes to the existing €276.174 aggregate principal amount of New Notes issued on February 12, 2024. The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million after fees and estimated expenses. The Additional New Notes will be fungible with the New Notes, will be treated as a single series with the New Notes and will have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under the Global Revolver.

Subordinated, Unsecured Term Loan from Contran - As part of the refinancing of a majority of our Old Notes discussed above, we borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured, subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by our domestic wholly-owned subsidiaries. Our obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to our Senior Secured Notes and our $225 million global revolving credit facility (the “Global

Revolver”). Interest on the Contran Term Loan is payable in cash. At June 30, 2024, the interest rate was 11.5%. The additional interest rate spread of 2% over the interest rate on the New Notes was based upon comparable debt transactions at the time of issuance. Subsequent to the issuance of the Additional New Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of the issuance of the Additional New Notes. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing our Senior Secured Notes. In accordance with our related party transaction policy, the audit committee of our board of directors, comprised of the independent directors, approved the terms and conditions of the original and amended Contran Term Loan.

3.75% Senior Secured Notes due 2025 - At June 30, 2024, the carrying value of our remaining Old Notes (€75 million aggregate principal amount outstanding) is $80.2 million. In connection with the issuance of the New Notes in February 2024, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes.

Revolving credit facility - During the first six months of 2024, we had no borrowings or repayments under our $225 million Global Revolver and at June 30, 2024, the full $225 million was available for borrowing. Effective July 17, 2024, we completed an amendment to our Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increases the maximum borrowing amount from $225 million to $300 million, extends the maturity date to July 2029 and expands the agreement to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. See Note 17 to our Condensed Consolidated Financial Statements. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver. Borrowings by our Canadian, Belgian and German subsidiaries are limited to U.S. $35 million, €30 million and €60 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at our option, at the applicable non-base rate (SOFR, adjusted CORRA or EURIBOR, depending on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. U.S. Dollar or Canadian Dollar non-base rate loans, as well as Euro non-base rate and Euro base rate loans are subject to a 0.25% floor, plus the applicable margin. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

Other - We are in compliance with all of our debt covenants at June 30, 2024.

Note 6 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2023	2024

	(In millions)
Accounts payable	$218.7	$129.9
Accrued sales discounts and rebates	22.5	18.1
Employee benefits	24.7	26.6
Payables to affiliates:
LPC	19.9	18.4
Income taxes payable to Valhi	10.8	15.4
Other	.6	.2
Accrued interest	5.0	11.8
Operating lease liabilities	3.9	3.7
Other	49.3	38.7
Total	$355.4	$262.8

Note 7 - Other noncurrent liabilities:

	December 31,	June 30,
	2023	2024

	(In millions)
Accrued postretirement benefits	$6.4	$6.2
Employee benefits	4.9	4.6
Other	10.5	10.6
Total	$21.8	$21.4

Note 8 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Net sales - point of origin:
United States	$233.4	$279.7	$489.2	$520.6
Germany	193.6	216.2	379.6	428.4
Canada	83.9	97.6	174.8	186.9
Norway	75.3	77.7	147.2	148.7
Belgium	45.5	61.0	114.3	130.6
Eliminations	(188.5)	(231.7)	(435.6)	(435.9)
Total	$443.2	$500.5	$869.5	$979.3

Net sales - point of destination:
Europe	$199.0	$222.6	$400.1	$437.5
North America	153.0	182.5	301.6	348.5
Other	91.2	95.4	167.8	193.3
Total	$443.2	$500.5	$869.5	$979.3

Note 9 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Net periodic pension cost (income):
Service cost	$1.5	$1.6	$3.1	$3.3
Interest cost	5.1	4.9	10.2	9.9
Expected return on plan assets	(4.8)	(5.2)	(9.6)	(10.5)
Recognized actuarial losses	.6	.6	1.2	1.2
Settlements	1.3	-	1.3	-
Total	$3.7	$1.9	$6.2	$3.9

In the second quarter of 2023, we completed a termination and buy-out of our UK pension plan resulting in a $1.3 million settlement loss. We expect our 2024 contributions for our pension plans to be approximately $17 million.

Note 10 - Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(2.6)	$5.9	$(7.2)	$8.3
Non-U.S. tax rates	(2.4)	.1	(2.6)	.1
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(1.2)	(2.1)	(1.2)	(2.7)
Valuation allowance, net	.6	2.6	.8	3.6
Global intangible low-tax income, net	.6	1.3	.1	1.6
Adjustment to the reserve for uncertain tax positions, net	.6	.2	(.6)	.3
Adjustment of prior year taxes, net	-	-	(.4)	-
Nondeductible expenses	.6	.5	.4	.7
Other, net	(.3)	-	(.3)	.1
Income tax expense (benefit)	$(4.1)	$8.5	$(11.0)	$12.0

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(4.1)	$8.5	$(11.0)	$12.0
Other comprehensive income - pension plans	.5	.1	.6	.3
Total	$(3.6)	$8.6	$(10.4)	$12.3

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

Note 11 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 9 for discussion of our defined benefit pension plans.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(276.2)	$(286.1)	$(269.2)	$(265.5)
Other comprehensive income (loss)	(5.7)	1.9	(12.7)	(18.7)
Balance at end of period	$(281.9)	$(284.2)	$(281.9)	$(284.2)

Defined benefit pension plans:
Balance at beginning of period	$(62.6)	$(75.5)	$(63.1)	$(76.0)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.6	.5	1.1	1.0
Settlement loss	.9	-	.9	-
Balance at end of period	$(61.1)	$(75.0)	$(61.1)	$(75.0)

OPEB plans:
Balance at beginning of period	$.7	$.4	$.8	$.4
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	-	-	(.1)	-
Balance at end of period	$.7	$.4	$.7	$.4

Total accumulated other comprehensive loss:
Balance at beginning of period	$(338.1)	$(361.2)	$(331.5)	$(341.1)
Other comprehensive income (loss)	(4.2)	2.4	(10.8)	(17.7)
Balance at end of period	$(342.3)	$(358.8)	$(342.3)	$(358.8)

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

During the first and second quarters of 2023, we acquired 159,796 and 154,018 shares of our common stock, respectively, in market transactions for an aggregate purchase price of $2.8 million. Also, during the first and second quarters of 2023 we cancelled 133,897 and 323,814 shares previously held as treasury stock, respectively. At June 30, 2024, 1,017,518 shares are available for repurchase under this stock repurchase program.

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

Note 13 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		June 30, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$202.1	$202.1	$140.3	$140.3
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	-	-	289.8	321.1
Fixed rate 3.75% Senior Secured Notes due 2025	440.9	424.5	80.2	79.3

At June 30, 2024, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €1,087 per €1,000 principal amount, and the estimated market price of our 3.75% Senior Secured Notes due 2025 was €989 per €1,000 principal amount. The fair values of our Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 2 and 6.

Note 14 - Other operating income (expense), net:

On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of our losses from property damage and our share of LPC’s lost production and other costs resulting from the disruption of operations, were covered by insurance. We recognized an aggregate gain of $1.7 million and $.5 million in the first and second quarters of 2023, respectively, which is included in other operating expense, net on our Condensed Consolidated Statement of Operations.

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

Note 16 – Restructuring costs:

In response to the extended period of reduced demand in 2023, we took measures to reduce our operating costs and improve our long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted our European operations. A substantial portion of our workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. We recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions we implemented during the second half of the year. The majority of related cash payments will be paid in 2024.

In April 2024, we announced plans to close our sulfate process line at our plant in Varennes, Canada by the end of the third quarter of 2024. As a result of the planned sulfate process line closure, we recognized a charge of approximately $2 million to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $10 million in non-cash charges related primarily to accelerated depreciation in connection with the closure of the sulfate process line are reflected in cost of sales in the second quarter of 2024 with further amounts of approximately $5 million in non-cash charges related to accelerated depreciation expected to be recognized in the third quarter of 2024.

A summary of the activity in our accrued restructuring costs for the first half of 2024 is shown in the table below:

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2023	$5.0
Workforce reduction costs accrued	1.9
Workforce reduction costs paid	(2.6)
Currency translation adjustments, net	(.1)

Accrued workforce reduction costs at June 30, 2024	$4.2

Amounts recognized in the balance sheet:
Current liability	$4.2
Noncurrent liability	-

Total	$4.2

Note 17 – Acquisition of Remaining Joint Venture Interest in LPC:

Effective July 16, 2024, we acquired the 50% joint venture interest in LPC previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, LPC was operated as a joint venture between us and Venator, and through a wholly-owned subsidiary, we held a 50% joint venture interest in LPC. Following the acquisition, LPC is an indirect, wholly-owned subsidiary of ours. We completed the acquisition in order to obtain full control of LPC and its TiO2 production to better serve the North American TiO2 marketplace. We acquired the 50% joint venture interest that we did not already own for an upfront cash payment of $185 million (subject to working capital adjustments) and a potential earn-out payment of up to $15 million based on our aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026. The aggregate EBITDA tiers for the two-year earn-out period are $650 million and $730 million, with $5 million of the earnout payable if we achieve $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If we achieve aggregate consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is pro-rated between the two targets. The earn-out is payable at the earliest in April 2027. The acquisition was financed through a borrowing of $132 million under our Global Revolver and the remainder paid with cash on hand. The LPC acquisition will be accounted for as a business combination. We are in the process of determining the fair values of acquired assets and liabilities, including review of third-party valuations. Accordingly, we expect to include the preliminary purchase accounting allocation in our Condensed Consolidated Financial Statements contained in our third Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the six months ended June 30, 2024, approximately 40% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

Effective July 16, 2024, we acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, LPC was operated as a joint venture between us and Venator, and through a wholly-owned subsidiary, we held a 50% joint venture interest in LPC. Following the acquisition, LPC is our indirect, wholly-owned subsidiary. We acquired the 50% joint venture interest that we did not already own for an upfront cash payment of $185 million (subject to working capital adjustments) and a potential earn-out payment of up to $15 million based on our aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026. The acquisition was financed through borrowings of $132 million under our Global Revolver and the remainder paid with cash on hand. See Note 17 to our Condensed Consolidated Financial Statements.

We constructed LPC in 1992 using our technology, and LPC is the newest TiO2 plant operating in the Western world. Regaining full control of LPC represents a substantial investment in the growth of our TiO2 business and strengthens our competitive footprint by increasing our capacity in the strategically important North American marketplace and enabling us to expand our product offerings to better serve our customers. In addition, we expect this acquisition will result in significant synergies including logistical cost optimization between our North American facilities and other commercial and overhead efficiencies. The LPC acquisition provides us the opportunity to implement process innovations using proven technology utilized at our other manufacturing facilities to increase LPC’s current estimated annual production capacity of 156,000 metric tons and improve efficiency and product quality. Beginning in the third quarter of 2024, we lowered our quarterly dividend to $.05 per share. The reduction of the dividend will give us added flexibility to absorb increased debt service costs, manage working capital needs, reduce leverage and support strategic capital investment opportunities.

We reported net income of $19.5 million, or $.17 per share, in the second quarter of 2024 compared to a net loss of $8.2 million, or $.07 per share, in the second quarter of 2023. For the first six months of 2024, we reported net income of $27.6 million, or $.24 per share, compared to net loss of $23.4 million, or $.20 per share, in the first six months of 2023. Net income increased in the 2024 periods as compared to the same periods in 2023 primarily due to higher income from operations as a result of the effects of higher sales and production volumes and lower production costs (primarily energy and raw materials), partially offset by lower average TiO2 selling prices. Our results of operations in the first six months of 2023 were significantly impacted by reduced demand for certain of our products occurring in all major markets and unabsorbed fixed production and other costs due to reduced production volumes. Demand has improved in all of our major markets in the first and second quarters of 2024 and production volumes have increased, contributing to our improved profitability. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net income in the first six months of 2024 includes an aggregate charge of $1.5 million ($1.1 million, or $.01 per share, net of income tax benefit) related to a write-off of deferred financing costs.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions, including LPC into our operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our business;
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion;
●	Changes in raw material and other operating costs (such as energy and ore costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for our TiO2 products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks, software implementation, upgrades or improvements, technology processing failures, or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities);
●	Government laws and regulations and possible changes therein including new environmental, health and safety, sustainability, or other regulations (such as those seeking to limit or classify TiO2 or its use); and
●	Pending or possible future litigation or other actions.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

Results of operations

Current industry conditions

We and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in our sales volumes throughout 2023. Although overall demand remains below average historical levels, demand has improved in the first six months of 2024 in all major markets. We started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and our average TiO2 selling prices have remained stable during the first six months of 2024. Our average TiO2 selling prices in the first six months of 2024 were 9% lower than average prices during the first six months of 2023.

We operated our production facilities at 70% of practical capacity utilization in the first six months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first half of 2024, along with more favorable production costs, we began increasing our production rates during the first quarter of 2024 and we operated at near practical capacity in the second quarter of 2024 resulting in 93% of practical capacity utilization in the first six months of 2024.

The following table shows our capacity utilization rates during 2023 and 2024.

	Production Capacity Utilization Rates
	2023	2024
First Quarter	76%	87%
Second Quarter	64%	99%

Excluding the effect of changes in currency exchange rates, our cost of sales per metric ton of TiO2 sold in the first six months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock, energy and unabsorbed fixed costs resulting from reduced operating rates in 2023).

In response to the extended period of reduced demand in 2023, discussed above, we took measures to reduce our operating costs and improve our long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted our European operations. A substantial portion of our workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. We recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions we implemented during the second half of the year. The majority of related cash payments will be paid in 2024.

In April 2024, we announced plans to close our sulfate process line at our plant in Varennes, Canada by the end of the third quarter of 2024. As a result of the sulfate process line closure, we recognized a charge of approximately $2 million to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $10 million in non-cash charges primarily related to accelerated depreciation are reflected in cost of sales in the second quarter of 2024 with approximately $5 million in additional non-cash charges related to accelerated depreciation expected to be recognized in the third quarter of 2024.

Quarter ended June 30, 2024 compared to the quarter ended June 30, 2023

	Three months ended June 30,
	2023		2024

	(Dollars in millions)
Net sales	$443.2	100%	$500.5	100%
Cost of sales	399.1	90	400.3	80
Gross margin	44.1	10	100.2	20
Selling, general and administrative expense	50.1	11	57.9	12
Other operating income (expense):
Currency transactions, net	3.1	1	(3.8)	(1)
Other operating expense, net	(3.8)	(1)	(2.6)	-
Income (loss) from operations	$(6.7)	(1)%	$35.9	7%

				% Change
TiO2 operating statistics:
Sales volumes*	104		134	29%
Production volumes*	89		137	54%
Percentage change in net sales:
TiO2 sales volumes				29%
TiO2 product pricing				(8)
TiO2 product mix/other				(8)
Changes in currency exchange rates				-
Total				13%
*	Thousands of metric tons

Net sales - Net sales in the second quarter of 2024 increased 13%, or $57.3 million, compared to the second quarter of 2023 primarily due to the net effects of a 29% increase in sales volumes (which increased net sales by approximately $129 million) and an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $35 million). In addition to the impact of sales volumes and average TiO2 selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $2 million in the second quarter of 2024 as compared to the second quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 29% in the second quarter of 2024 as compared to the second quarter of 2023 due to higher overall demand across all major markets.

Cost of sales and gross margin - Cost of sales increased by $1.2 million in the second quarter of 2024 compared to the second quarter of 2023 due to the net effects of a 29% increase in sales volumes, higher plant utilization rates (99% in the second quarter of 2024 compared to 64% in the second quarter of 2023), and lower production costs of approximately $20 million (primarily energy and raw materials). Cost of sales in the second quarter of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our sulfate process line in Canada. Our cost of sales in the second quarter of 2023 includes $32 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at our facilities during second quarter of 2023 as we adjusted our TiO2 production volumes to align inventory levels with lower demand.

Our cost of sales as a percentage of net sales improved to 80% in the second quarter of 2024 compared to 90% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 20% in the second quarter of 2024 compared to 10% in the second quarter of 2023. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to higher sales and production volumes and lower production costs, which were partially offset by lower average TiO2 selling prices.

Selling, general and administrative expense - Selling, general and administrative expense increased $7.8 million, or 16%, in the second quarter of 2024 compared to the second quarter of 2023 primarily due to higher distribution costs related to higher sales volumes during the quarter. As a result of higher distribution costs, selling, general and administrative expense as a percentage of net sales increased to 12% in the second quarter of 2024 compared to 11% of net sales in the second quarter of 2023.

Income (loss) from operations - Income from operations increased by $42.6 million to $35.9 million in the second quarter of 2024 compared to a loss from operations of $6.7 million in the second quarter of 2023 as a result of the factors impacting gross margin discussed above. We recognized a gain of $.5 million in the second quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates decreased our income from operations by approximately $3 million in the second quarter of 2024 as compared to the same period in 2023, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the second quarter of 2024 increased $5.5 million compared to interest expense in the second quarter of 2023 as a result of the February 2024 exchange of €325 million of our 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, and as a result of the $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5%, which we entered into in February 2024 in connection with the exchange. See Note 5 to our Condensed Consolidated Financial Statements. We recognized an unrealized gain of $.1 million in the second quarter of 2024 compared to a loss of $.6 million in the second quarter of 2023 related to the change in market price of our marketable equity securities. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the second quarter of 2024 decreased $1.9 million compared to the second quarter of 2023 primarily due to $1.3 million in non-recurring settlement costs related to the termination and buy-out of our UK pension plan in the second quarter of 2023. See Note 9 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $8.5 million in the second quarter of 2024 compared to an income tax benefit of $4.1 million in the second quarter of 2023. The difference is primarily due to higher earnings in the second quarter of 2024 and the jurisdictional mix of such earnings. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. However, in the second quarter of 2024, our consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserve for uncertain tax positions, is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions. See Note 10 to our Condensed Consolidated Financial Statements.

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

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six months ended June 30,
	2023		2024

	(Dollars in millions)
Net sales	$869.5	100%	$979.3	100%
Cost of sales	794.6	91	807.6	82
Gross margin	74.9	9	171.7	18
Selling, general and administrative expense	103.3	12	112.1	11
Other operating income (expense):
Currency transactions, net	8.5	1	2.0	-
Other operating expense, net	(5.1)	(1)	(6.2)	(1)
Income (loss) from operations	$(25.0)	(3)%	$55.4	6%

				% Change
TiO2 operating statistics:
Sales volumes*	206		264	28%
Production volumes*	194		258	33%
Percentage change in net sales:
TiO2 sales volumes				28%
TiO2 product pricing				(9)
TiO2 product mix/other				(7)
Changes in currency exchange rates				1
Total				13%

Net sales - Net sales in the first six months of 2024 increased 13%, or $109.8 million, compared to the first six months of 2023 primarily due to a 28% increase in sales volumes due to improved overall demand across all major markets (which increased net sales by approximately $243 million) partially offset by a 9% decrease in average TiO2 selling prices (which decreased net sales by approximately $78 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in the first six months of 2024 as compared to the same period in 2023. Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $6 million in the first six months of 2024 as compared to the first six months of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Cost of sales and gross margin - Cost of sales increased $13.0 million, or 2%, in the first six months of 2024 compared to the first six months of 2023 due to the net effects of a 28% increase in sales volumes, a 33% increase in production volumes in response to improved customer demand and lower production costs of approximately $84 million (primarily raw materials and energy). Our unabsorbed fixed production costs in the first six months of 2024 were $12 million (incurred in the first quarter) compared to $54 million in the first six months of 2023 related to curtailments in 2023 and continuing into the first quarter of 2024, as discussed above. Our cost of sales in the first six months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our sulfate process line in Canada.

Our cost of sales as a percentage of net sales decreased to 82% in the first six months of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 18% in the first six months of 2024 compared to 9% in the first six months of 2023. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to higher sales and production volumes as well as lower production costs, which were partially offset by lower average TiO2 selling prices.

Selling, general and administrative expense - Selling, general and administrative expense increased $8.8 million, or 9%, in the first six months of 2024 compared to the same period in 2023 primarily due to higher distribution costs related to higher sales volumes. Selling, general and administrative expense as a percentage of net sales decreased slightly in the first six months of 2024 compared to the first six months of 2023 due to the significant increase in sales volumes for the comparable periods offset somewhat by lower selling prices.

Income (loss) from operations - Income from operations increased by $80.4 million to $55.4 million in the first six months of 2024 compared to a loss from operations of $25.0 million in the first six months of 2023 as a result of the factors impacting gross margin discussed above. We recognized a gain of $2.2 million in the first six months of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates decreased our income from operations by approximately $3 million in the first six months of 2024 as compared to the same period in 2023, as further discussed below.

Other non-operating income (expense) - Interest expense in the first six months of 2024 increased $10.5 million compared to the first six months of 2023 as a result of the debt exchange noted above. As a result of the exchange, interest expense for the first six months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. See Note 5 to our Condensed Consolidated Financial Statements. We recognized a gain of $.4 million on the change in value of our marketable equity securities in the first six months of 2024 and a loss of $1.3 million in the first six months of 2023. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first six months of 2024 decreased $2.5 million compared to the first six months of 2023 primarily due to a higher expected return on plan assets and a non-recurring $1.3 million in settlement costs related to the termination and buy-out of our UK pension plan in the second quarter of 2023. See Note 9 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $12.0 million in the first six months of 2024 compared to an income tax benefit of $11.0 million in the first six months of 2023. The difference is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. However, in the first six months of 2024, our consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserve for uncertain tax positions, is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions. See Note 10 to our Condensed Consolidated Financial Statements.

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

Impact of changes in currency exchange rates
Three months ended June 30, 2024 vs June 30, 2023
				Translation	Total
				gains -	currency
	Transaction gains (losses) recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$-	$-	$-	$2	$2
Income (loss) from operations	3	(4)	(7)	4	(3)

The $2 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Norwegian krone and Canadian dollar in 2024 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Norwegian and Canadian operations is denominated in the U.S. dollar.

The $3 million decrease in income from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $4 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Norwegian krone and the Canadian dollar, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Impact of changes in currency exchange rates
Six months ended June 30, 2024 vs June 30, 2023
				Translation	Total
				gains -	currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$-	$-	$-	$6	$6
Income (loss) from operations	8	2	(6)	3	(3)

The $6 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The weakening of the U.S. dollar relative to the Canadian dollar and strengthening of U.S. dollar relative to the Norwegian krone in 2024 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

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
●	Approximately $3 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the Canadian dollar and euro was nominal in 2024 as compared to 2023.

Outlook

During the second quarter of 2024 customer demand continued to improve across all major markets, although overall demand levels remain below historical averages. Based on the recently improved demand and our expectation that demand will continue to improve in 2024, along with the severe demand contraction we experienced during most of 2023, we expect sales volumes in 2024 to exceed 2023 sales volumes. We have increased production rates in line with the current and expected near-term improved demand and believe our production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. We have implemented TiO2 selling price increases, which need to continue to be realized to achieve margins more in-line with historical levels.

Throughout 2023, we implemented cost reduction initiatives designed to improve our long-term cost structure, including targeted workforce reductions. In April 2024, we announced plans to optimize production of our purified grades, which will result in the closure of the sulfate process line at our facility in Canada, which will further improve gross margins after the charges (primarily non-cash) related to the closure are recognized including $12 million ($10 million non-cash) noted above in the second quarter and an additional $5 million non-cash charge expected to be recognized in the third quarter. Raw material, energy and other input costs have generally improved compared to 2023. While the full positive impact of input cost improvements and cost reduction efforts are not yet fully reflected in our gross margin, we began experiencing improved gross margins during the second quarter that we expect to build on over the remainder of the year as we replace higher cost inventory with lower cost inventory produced in 2024. Overall, if we experience improved demand, higher selling prices and lower production costs, including lower unabsorbed fixed costs, we expect to report higher operating results for the full year of 2024 as compared to 2023.

As noted above, we acquired full control of LPC in July 2024. We believe this acquisition is a unique opportunity to immediately add value to our customers and better serve the North American marketplace by allowing us to expand our product offerings and increase sales to new and existing customers while recognizing significant synergies, including commercial, overhead and supply chain optimization. We expect the acquisition of the additional production capacity to have a positive impact on our 2024 earnings, although the positive impact will be somewhat offset by the additional debt service costs associated with the increase in borrowings to complete the transaction. With the increased borrowing availability under our revolving credit facility, as well as cash on hand, we are well positioned to finance the required working capital build needed to fully integrate the acquired LPC production capacity, which we expect to be complete by the end of the year. In July 2024, our Board of Directors reduced our quarterly dividend rate from $.19 per share to $.05 per share to provide the flexibility to absorb increased debt service costs, working capital needs and capital improvements from the LPC acquisition.

Our expectations for the TiO2 industry and our operations are based on a number of factors outside our control. We have experienced global market disruptions, including high energy costs, and future impacts on our operations will depend on, among other things, future energy costs and the impact economic conditions and geopolitical events have on our operations or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Cash used in operating activities was $5.1 million in the first six months of 2024 compared to cash used of $76.6 million in the first six months of 2023. This $71.5 million decrease in the amount of cash used was primarily due to the net effect of the following:

●	higher income from operations in 2024 of $80.4 million,
●	higher net distributions from our TiO2 manufacturing joint venture in 2024 of $18.1 million,
●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2024 of $14.6 million, and
●	higher cash paid for taxes in 2024 of $15.9 million primarily due to higher earnings and the relative timing of payments.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, remained the same from December 31, 2023 to June 30, 2024 primarily due to the consistency in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2023 to June 30, 2024 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first six months of 2024 compared to the fourth quarter of 2023 where our production volumes aligned more closely with sales volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2022	June 30, 2023	December 31, 2023	June 30, 2024
DSO	64 days	62 days	66 days	66 days
DSI	103 days	59 days	65 days	47 days

Investing activities

Our capital expenditures of $8.1 million and $33.9 million in the first six months of 2024 and 2023, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During each of the first six months of 2023 and 2024, we paid quarterly dividends of $.19 per share to stockholders aggregating $43.8 million and $43.7 million, respectively. On July 17, 2024, our board of directors declared a quarterly dividend of $0.05 per share, payable September 19, 2024, to stockholders of record as of September 6, 2024.

In addition, during the first three months of 2024, we exchanged €325 million of our existing Kronos International, Inc. (KII) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for our newly issued €276.174 million 9.50% Senior Secured Notes due March 2029 (the “New Notes”, and together with the Old Notes and the Additional New Notes (as defined below), the “Senior Secured Notes”) plus additional cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. See Note 5 to our Condensed Consolidated Financial Statements.

Outstanding debt obligations

At June 30, 2024, our consolidated debt comprised:

●	€276.174 million aggregate outstanding on our New Notes ($289.8 million carrying amount, net of unamortized debt issuance costs),
●	€75 million aggregate outstanding on our Old Notes ($80.2 million carrying amount), and
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”).

We had no outstanding borrowings at June 30, 2024 on our global revolving credit facility (the “Global Revolver”). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at June 30, 2024, the full $225 million was available for borrowings. Effective July 17, 2024, we completed an amendment to our Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increases the maximum borrowing amount from $225 million to $300 million, extends the maturity date to July 2029 and expands the facility to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. The LPC acquisition was financed through borrowings of $132 million under our Global Revolver with the remainder paid with cash on hand. On July 30, 2024, our wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and estimated expenses. The Additional New Notes will be fungible with the New Notes, will be treated as a single series with the New Notes, and will have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under the Global Revolver. Subsequent to the issuance of the Additional Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of issuance of the Additional New Notes. See Note 5 to our Condensed Consolidated Financial Statements.

Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2023 Annual Report. We are in compliance with all of our debt covenants at June 30, 2024. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity.

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

At June 30, 2024, we had aggregate cash, cash equivalents and restricted cash on hand of $140.3 million, of which $100.9 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. As amended, our Global Revolver matures in July 2029, and at June 30, 2024, the full $225 million is available for borrowing under this facility. The borrowing base is calculated quarterly and the amount available for borrowing may change based on applicable quarter end balances. See Note 5 to our Condensed Consolidated Financial Statements. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2025) and our long-term obligations (defined as the five-year period ending June 30, 2029, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $50 million in capital expenditures primarily to maintain and improve our existing facilities during 2024, including $8.1 million in expenditures through June 30, 2024. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand, the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At June 30, 2024, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 10 and 12 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2024.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our President and Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report.

Item 5. Other Information

On August 7, 2024, Kronos Worldwide, Inc. and its indirect majority stockholder Contran Corporation amended the Unsecured Subordinated Term Promissory Note dated February 12, 2024 pursuant to which we borrowed $53,705,000 from Contran Corporation (the “Contran-Funded Note”). The amendment changes the interest rate of the Contran-Funded Note from 11.50% per annum to 9.54% per annum; all other terms remain the same. The Contran-Funded Note has the terms and conditions as disclosed in Item 1.01 of the Company’s Current Report on Form 8-K filed on February 12, 2024. The foregoing summary of the amendment does not purport to be complete and is qualified in its entirety by reference to the applicable full text of the First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024 attached as Exhibit 10.6 to this Form 10-Q, the terms of which are incorporated herein by reference.

Item 6.Exhibits

10.1

Purchase and Sale Agreement dated July 16, 2024 by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd. and Venator Materials PLC – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 17, 2024.

10.2

Second Amendment to Credit Agreement dated July 17, 2024 among Kronos Worldwide, Inc.,  Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association as administrative agent and the lenders a party thereto – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 17, 2024.

10.3

First Supplemental Indenture dated as of July 30, 2024, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 30, 2024.

10.4

Additional Notes Priority Joinder Agreement dated July 30, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 30, 2024.

10.5*

Unsecured Subordinated Term Promissory Note dated February 12, 2024, in the principal amount of $53,705,000 executed by Kronos Worldwide, Inc. and the guarantors named therein and payable to the order of Contran Corporation – incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by the Registrant on February 12, 2024.

10.6**	First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, executed by Kronos Worldwide, Inc. and Contran Corporation as of August 7, 2024.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    This exhibit was erroneously linked in our Annual Report on Form 10-K filed with the SEC on March 6, 2024 and has been included in this exhibit list with the correct link in accordance with Instruction 2 to Rule 105(d) of Regulation S-T.

**  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: August 7, 2024	/s/ Tim C. Hafer
Tim C. Hafer
Executive Vice President and Chief Financial Officer (duly authorized officer)