Form 10-Q
period 2024-09-30
KRONOS WORLDWIDE INC
filed 2024-11-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on November 1, 2024:  115,036,316.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$194.7	$94.8
Restricted cash	2.2	3.1
Accounts and other receivables, net	312.5	366.5
Inventories, net	564.6	548.6
Prepaid expenses and other	43.4	54.8

Total current assets	1,117.4	1,067.8

Other assets:
Investment in TiO2 manufacturing joint venture	111.0	-
Restricted cash	5.2	5.0
Marketable securities	2.2	4.8
Operating lease right-of-use assets	22.7	22.0
Deferred income taxes	83.3	70.3
Goodwill	-	2.6
Other	13.3	28.2

Total other assets	237.7	132.9

Property and equipment:
Land	44.7	77.0
Buildings	236.8	268.9
Equipment	1,172.0	1,382.5
Mining properties	130.5	126.7
Construction in progress	22.9	33.1
	1,606.9	1,888.2
Less accumulated depreciation and amortization	1,124.0	1,167.3

Net property and equipment	482.9	720.9

Total assets	$1,838.0	$1,921.6

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	September 30,
	2023	2024
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$-	$83.9
Accounts payable and accrued liabilities	355.4	296.7
Income taxes	15.4	17.7

Total current liabilities	370.8	398.3

Noncurrent liabilities:
Long-term debt	440.9	470.4
Accrued pension costs	150.0	144.2
Payable to affiliate - income taxes	18.6	-
Operating lease liabilities	18.6	18.1
Deferred income taxes	9.0	10.7
Other	21.8	32.5

Total noncurrent liabilities	658.9	675.9

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.2	1,390.3
Retained deficit	(242.0)	(192.1)
Accumulated other comprehensive loss	(341.1)	(352.0)

Total stockholders’ equity	808.3	847.4

Total liabilities and stockholders’ equity	$1,838.0	$1,921.6

Commitments and contingencies (Notes 10, 12 and 17)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(unaudited)
Net sales	$396.9	$484.7	$1,266.4	$1,464.0
Cost of sales	362.5	383.5	1,157.1	1,191.1

Gross margin	34.4	101.2	109.3	272.9

Selling, general and administrative expense	53.6	62.3	156.9	174.4

Other operating income (expense):
Currency transactions, net	(3.9)	2.9	4.6	4.9
Other operating expense, net	(2.2)	(2.9)	(7.3)	(9.1)

Income (loss) from operations	(25.3)	38.9	(50.3)	94.3

Other income (expense):
Gain on remeasurement of investment in TiO2 manufacturing joint venture	-	64.5	-	64.5
Interest and dividend income	1.5	1.1	5.0	4.5
Marketable equity securities	-	2.2	(1.3)	2.6
Other components of net periodic pension and OPEB cost	(1.0)	(.4)	(4.1)	(1.0)
Interest expense	(4.3)	(11.8)	(12.8)	(30.8)

Income (loss) before income taxes	(29.1)	94.5	(63.5)	134.1

Income tax expense (benefit)	(8.7)	22.7	(19.7)	34.7

Net income (loss)	$(20.4)	$71.8	$(43.8)	$99.4

Net income (loss) per basic and diluted share	$(.18)	$.62	$(.38)	$.86

Weighted average shares used in the calculation of net income (loss) per share	115.0	115.0	115.1	115.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(unaudited)
Net income (loss)	$(20.4)	$71.8	$(43.8)	$99.4

Other comprehensive income (loss), net of tax:
Currency translation	(1.4)	6.3	(14.1)	(12.4)
Defined benefit pension plans	.4	.5	2.4	1.5
Other postretirement benefit plans	(.1)	-	(.2)	-

Total other comprehensive income (loss), net	(1.1)	6.8	(11.9)	(10.9)

Comprehensive income (loss)	$(21.5)	$78.6	$(55.7)	$88.5

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended September 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at June 30, 2023	$1.2	$1,390.2	$(172.6)	$(342.3)	$-	$876.5
Net loss	-	-	(20.4)	-	-	(20.4)
Other comprehensive loss, net of tax	-	-	-	(1.1)	-	(1.1)
Dividends paid - $.19 per share	-	-	(21.8)	-	-	(21.8)
Balance at September 30, 2023	$1.2	$1,390.2	$(214.8)	$(343.4)	$-	$833.2

Balance at June 30, 2024	$1.2	$1,390.3	$(258.1)	$(358.8)	$-	$774.6
Net income	-	-	71.8	-	-	71.8
Other comprehensive income, net of tax	-	-	-	6.8	-	6.8
Dividends paid - $.05 per share	-	-	(5.8)	-	-	(5.8)
Balance at September 30, 2024	$1.2	$1,390.3	$(192.1)	$(352.0)	$-	$847.4

	Nine months ended September 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2022	$1.2	$1,394.3	$(105.4)	$(331.5)	$(1.4)	$957.2
Net loss	-	-	(43.8)	-	-	(43.8)
Other comprehensive loss, net of tax	-	-	-	(11.9)	-	(11.9)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.57 per share	-	-	(65.6)	-	-	(65.6)
Treasury stock acquired	-	-	-	-	(2.8)	(2.8)
Treasury stock retired	-	(4.2)	-	-	4.2	-
Balance at September 30, 2023	$1.2	$1,390.2	$(214.8)	$(343.4)	$-	$833.2

Balance at December 31, 2023	$1.2	$1,390.2	$(242.0)	$(341.1)	$-	$808.3
Net income	-	-	99.4	-	-	99.4
Other comprehensive loss, net of tax	-	-	-	(10.9)	-	(10.9)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.43 per share	-	-	(49.5)	-	-	(49.5)
Balance at September 30, 2024	$1.2	$1,390.3	$(192.1)	$(352.0)	$-	$847.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(43.8)	$99.4
Depreciation	36.6	46.3
Amortization of operating lease right-of-use assets	3.4	3.0
Gain on remeasurement of investment in TiO2 manufacturing joint venture	-	(64.5)
Premium on issuance of senior secured notes	-	6.0
Deferred income taxes	(31.7)	12.1
Benefit plan expense less than cash funding	(4.3)	(6.7)
Marketable equity securities	1.3	(2.6)
Contributions to TiO2 manufacturing joint venture, net	(2.8)	(2.7)
Other, net	1.6	3.4
Change in assets and liabilities:
Accounts and other receivables, net	(57.2)	(68.0)
Inventories, net	106.5	93.9
Prepaid expenses	3.0	(10.3)
Accounts payable and accrued liabilities	(71.2)	(68.1)
Income taxes	3.8	2.7
Accounts with affiliates	(5.2)	(21.1)
Other, net	1.1	.4

Net cash provided by (used in) operating activities	(58.9)	23.2

Cash flows from investing activities:
Capital expenditures	(42.1)	(17.2)
Acquisition of remaining TiO2 manufacturing joint venture interest, net of cash acquired	-	(156.8)

Net cash used in investing activities	(42.1)	(174.0)

Cash flows from financing activities:
Revolving credit facility:
Borrowings	-	148.6
Payments	-	(123.9)
Payments on long-term debt	(.5)	(52.6)
Proceeds from issuance of senior secured notes	-	80.2
Loan from Contran	-	53.7
Deferred financing fees	-	(9.3)
Dividends paid	(65.6)	(49.5)
Treasury stock acquired	(2.9)	-

Net cash provided by (used in) financing activities	(69.0)	47.2

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(170.0)	(103.6)
Effect of currency exchange rate changes on cash	(2.8)	4.4
Balance at beginning of period	334.6	202.1

Balance at end of period	$161.8	$102.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Nine months ended
	September 30,
	2023	2024

	(unaudited)
Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$15.8	$31.8
Income taxes	15.2	36.4
Accrual for capital expenditures	.8	1.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2024, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2024, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission (SEC) on March 6, 2024 (2023 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended September 30, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, we held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between us and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of ours. For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheet as of September 30, 2024, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Operations and Cash Flows beginning as of the Acquisition Date. See Note 17 to our Condensed Consolidated Financial Statements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	September 30,
	2023	2024

	(In millions)
Trade receivables	$273.6	$348.6
Recoverable VAT and other receivables	23.8	18.9
Receivables from affiliates, other:
LPC	16.9	-
Other	.4	.8
Refundable income taxes	1.9	1.8
Allowance for doubtful accounts	(4.1)	(3.6)
Total	$312.5	$366.5

Note 3 - Inventories, net:

	December 31,	September 30,
	2023	2024

	(In millions)
Raw materials	$188.3	$127.4
Work in process	30.8	41.0
Finished products	249.6	255.0
Supplies	95.9	125.2
Total	$564.6	$548.6

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	gain (loss)

		(In millions)
December 31, 2023:
Valhi common stock	1	$2.2	$3.2	$(1.0)

September 30, 2024:
Valhi common stock	1	$4.8	$3.2	$1.6

At December 31, 2023 and September 30, 2024, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2023 and September 30, 2024, the per share quoted market price of Valhi’s common stock was $15.19 and $33.37, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (SEC) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5 - Long-term debt:

	December 31,	September 30,
	2023	2024

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$-	$391.7
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	440.9	83.9
Subordinated, Unsecured Term Loan from Contran	-	53.7
Revolving credit facility	-	25.0
Total debt	440.9	554.3
Less current maturities	-	(83.9)
Total long-term debt	$440.9	$470.4

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

On July 30, 2024, KII issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes” and together with the New Notes the “9.50% Senior Secured Notes due 2029”). The Additional New Notes are additional notes to the existing €276.174 million aggregate principal amount of New Notes issued on February 12, 2024. The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million after fees and estimated expenses. The Additional New Notes are fungible with the New Notes, are treated as a single series with the New Notes and have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under the $300 million global revolving credit facility (the “Global Revolver”).

The 9.50% Senior Secured Notes due 2029:

●	bear interest at 9.50% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on September 15, 2024;
●	have a maturity date of March 15, 2029. Prior to March 15, 2026, we may redeem some or all of the 9.50% Senior Secured Notes due 2029 at a price equal to 100% of the principal amount thereof, plus an applicable premium as of the date of the redemption as described in the indenture governing our 9.50% Senior Secured Notes due 2029 plus accrued and unpaid interest. On or after March 15, 2026, we may redeem the 9.50% Senior Secured Notes due 2029 at redemption prices ranging from 104.750% of the principal amount, declining to 100% on or after March 15, 2028, plus accrued and unpaid interest. In addition, on or before March 15, 2026, we may redeem up to 40% of the 9.50% Senior Secured Notes due 2029 with the net proceeds of certain public or private equity offerings at 109.50% of the principal amount, plus accrued and unpaid interest, provided that following the redemption at least 50% of the 9.50% Senior Secured Notes due 2029 remain outstanding. If we or our subsidiaries experience certain change of control events, as outlined in the indenture governing our 9.50% Senior Secured Notes due 2029, we would be required to make an offer to purchase the 9.50% Senior Secured Notes due 2029 at 101% of the principal amount thereof, plus accrued and unpaid interest. We would also be required to make an offer to purchase a specified portion of the 9.50% Senior Secured Notes due 2029 at par value, plus accrued and unpaid interest, in the event that we and our subsidiaries generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing our 9.50% Senior Secured Notes due 2029;

●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of our direct and indirect domestic, wholly-owned subsidiaries;
●	are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor;
●	contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and
●	contain customary default provisions, including a default under any of our other indebtedness in excess of $50.0 million.

At September 30, 2024, the carrying value of the 9.50% Senior Secured Notes due 2029 (€351.174 million aggregate principal amount outstanding plus €5.4 million of unamortized premium) is stated net of unamortized debt issuance costs of $7.1 million. As a result of the note exchange, in the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs associated with the Old Notes. As of September 30, 2024, we have capitalized $7.9 million in debt issuance costs associated with the 9.50% Senior Secured Notes due 2029.

3.75% Senior Secured Notes due 2025 - At September 30, 2024, the carrying value of our remaining Old Notes (€75 million aggregate principal amount outstanding) is $83.9 million. In connection with the issuance of the New Notes in February 2024, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes.

Subordinated, Unsecured Term Loan from Contran - As part of the refinancing of a majority of our Old Notes discussed above, we borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured, subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by our domestic wholly-owned subsidiaries. Our obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to our Senior Secured Notes and our Global Revolver. Interest on the Contran Term Loan is payable in cash. Subsequent to the issuance of the Additional New Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2%, which is based upon comparable debt transactions at the time of the issuance of the Additional New Notes. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing our Senior Secured Notes. In accordance with our related party transaction policy, the audit committee of our board of directors, comprised of the independent directors, approved the terms and conditions of the original and amended Contran Term Loan.

Revolving credit facility – Effective July 17, 2024, we completed an amendment to our Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the agreement to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. See Note 17 to our Condensed Consolidated Financial Statements. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver. Borrowings by our Canadian, Belgian and German subsidiaries are limited to U.S. $35 million, €30 million and €60 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at our option, at the applicable non-base rate (SOFR, adjusted CORRA or EURIBOR, depending on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. U.S. Dollar or Canadian Dollar non-base rate loans, as well as Euro non-base rate and Euro base rate loans are subject to a 0.25% floor, plus the applicable margin. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0. During the first nine months of 2024, we borrowed $148.6 million and repaid $123.6 million under our Global Revolver. The average interest rate on outstanding borrowings for the year-to-date period ended September 30, 2024 was 7.89%, and at September 30, 2024, the interest rate on the outstanding borrowings was 6.96%. At September 30, 2024, approximately $268 million was available for borrowing.

Other – We are in compliance with all of our debt covenants at September 30, 2024.

Note 6 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2023	2024

	(In millions)
Accounts payable	$218.7	$155.2
Accrued sales discounts and rebates	22.5	23.6
Employee benefits	24.7	34.6
Payables to affiliates:
LPC	19.9	-
Income taxes payable to Valhi	10.8	12.9
Other	.6	-
Accrued interest	5.0	2.0
Operating lease liabilities	3.9	3.7
Other	49.3	64.7
Total	$355.4	$296.7

Note 7 - Other noncurrent liabilities:

	December 31,	September 30,
	2023	2024

	(In millions)
Asset retirement obligations	$7.2	$14.5
Accrued postretirement benefits	6.4	6.3
Employee benefits	4.9	4.7
Earn-out liability	-	4.2
Other	3.3	2.8
Total	$21.8	$32.5

See Notes 13 and 17 to our Condensed Consolidated Financial Statements for additional details related to the acquisition earn-out liability.

Note 8 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Net sales - point of origin:
United States	$250.6	$290.0	$739.8	$810.6
Germany	182.3	217.4	561.9	645.8
Canada	93.0	90.9	267.8	277.8
Norway	40.7	66.3	187.9	215.0
Belgium	49.3	64.6	163.6	195.2
Eliminations	(219.0)	(244.5)	(654.6)	(680.4)
Total	$396.9	$484.7	$1,266.4	$1,464.0

Net sales - point of destination:
Europe	$179.9	$228.1	$580.0	$665.6
North America	165.1	179.8	466.7	528.3
Other	51.9	76.8	219.7	270.1
Total	$396.9	$484.7	$1,266.4	$1,464.0

Note 9 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Net periodic pension cost (income):
Service cost	$1.6	$1.6	$4.7	$4.9
Interest cost	5.2	4.9	15.4	14.8
Expected return on plan assets	(4.8)	(5.2)	(14.4)	(15.7)
Recognized actuarial losses	.6	.7	1.8	1.9
Settlements	-	-	1.3	-
Total	$2.6	$2.0	$8.8	$5.9

In the second quarter of 2023, we completed a termination and buy-out of our UK pension plan resulting in a $1.3 million settlement loss. We expect our 2024 contributions for our pension plans to be approximately $17 million.

Note 10 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(6.1)	$19.9	$(13.3)	$28.2
Non-U.S. tax rates	(2.0)	.2	(4.6)	.3
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(1.2)	(2.6)	(2.4)	(5.3)
Valuation allowance, net	.4	2.8	1.2	6.4
Global intangible low-tax income, net	(.2)	1.2	(.1)	2.8
Nondeductible expenses	.2	.3	.6	1.0
Other, net	.2	.9	(1.1)	1.3
Income tax expense (benefit)	$(8.7)	$22.7	$(19.7)	$34.7

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(8.7)	$22.7	$(19.7)	$34.7
Other comprehensive income (loss):
Pension plans	.1	.1	.7	.4
OPEB plans	(.1)	-	(.1)	-
Total	$(8.7)	$22.8	$(19.1)	$35.1

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

Note 11 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 9 for discussion of our defined benefit pension plans.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(281.9)	$(284.2)	$(269.2)	$(265.5)
Other comprehensive income (loss)	(1.4)	6.3	(14.1)	(12.4)
Balance at end of period	$(283.3)	$(277.9)	$(283.3)	$(277.9)

Defined benefit pension plans:
Balance at beginning of period	$(61.1)	$(75.0)	$(63.1)	$(76.0)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.4	.5	1.5	1.5
Settlement loss	-	-	.9	-
Balance at end of period	$(60.7)	$(74.5)	$(60.7)	$(74.5)

OPEB plans:
Balance at beginning of period	$.7	$.4	$.8	$.4
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	-	(.2)	-
Balance at end of period	$.6	$.4	$.6	$.4

Total accumulated other comprehensive loss:
Balance at beginning of period	$(342.3)	$(358.8)	$(331.5)	$(341.1)
Other comprehensive income (loss)	(1.1)	6.8	(11.9)	(10.9)
Balance at end of period	$(343.4)	$(352.0)	$(343.4)	$(352.0)

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

During the first and second quarters of 2023, we acquired 159,796 and 154,018 shares of our common stock, respectively, in market transactions for an aggregate purchase price of $2.8 million. Also, during the first and second quarters of 2023 we cancelled 133,897 and 323,814 shares, respectively, previously held as treasury stock. At September 30, 2024, 1,017,518 shares are available for repurchase under this stock repurchase program.

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

See Note 17 for information on how we determine fair value of our acquisition earn-out liability. The fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820. There has been no activity subsequent to the Acquisition Date impacting the fair value of the acquisition earn-out liability. The fair value of the acquisition earn-out liability is included in “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheet. See Note 7.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		September 30, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$202.1	$202.1	$102.9	$102.9
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	-	-	391.7	427.9
Fixed rate 3.75% Senior Secured Notes due 2025	440.9	424.5	83.9	83.3
Revolving credit facility	-	-	25.0	25.0

At September 30, 2024, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €1,089 per €1,000 principal amount, and the estimated market price of our 3.75% Senior Secured Notes due 2025 was €993 per €1,000 principal amount. The fair values of our Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. Due to the variable interest rate, the carrying amount of our revolving credit facility is deemed to approximate fair value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 2 and 6.

Note 14 - Other operating income (expense), net:

On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of our losses from property damage and our share of LPC’s lost production and other costs resulting from the disruption of operations, were covered by insurance. We recognized an aggregate gain of $2.5 million ($1.7 million, $.5 million and $.3 million in the first, second and third quarters of 2023, respectively), which is included in other operating expense, net on our Condensed Consolidated Statement of Operations.

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

Note 16 - Restructuring costs:

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

In the third quarter of 2024, we closed our sulfate process line at our plant in Varennes, Canada. As a result of the sulfate process line closure, we recognized charges to Cost of sales in the first nine months of 2024 of approximately $2 million related to workforce reductions for employees impacted and approximately $14 million in non-cash charges primarily related to accelerated depreciation.

A summary of the activity in our accrued restructuring costs for the first nine months of 2024 is shown in the table below:

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2023	$5.0
Workforce reduction costs accrued	2.0
Workforce reduction costs paid	(4.9)
Currency translation adjustments, net	(.1)

Accrued workforce reduction costs at September 30, 2024	$2.0

Amounts recognized in the balance sheet:
Current liability	$2.0
Noncurrent liability	-

Total	$2.0

Note 17 - Acquisition of Remaining Joint Venture Interest in LPC:

As discussed in Note 1, we acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment of $11.0 million. An additional earn-out payment of up to $15 million may be required if our aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 exceed certain thresholds as described below. Prior to the acquisition, we held a 50% joint venture interest in LPC and LPC was operated as a joint venture between us and Venator. We accounted for the acquisition of LPC’s interest as a business combination and, as a result of obtaining full control, LPC became a wholly-owned subsidiary of ours. Obtaining control of LPC and its estimated additional 78,000 metric tons annually of TiO2 production volume allows us to better serve the North American TiO2 marketplace. The acquisition was financed through a borrowing of $132.1 million under our Global Revolver and the remainder paid with cash on hand.

For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheet as of September 30, 2024, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Operations and Cash flows beginning as of the Acquisition Date. We incurred $2.2 million of transaction costs in connection with the acquisition. These costs were primarily associated with legal and professional services and were expensed in accordance with ASC 805 and are included in “Selling, general and administrative expense” in our Condensed Consolidated Statement of Operations.

The potential earn-out payment of up to $15 million is based on our aggregate consolidated EBITDA tiers for 2025 and 2026 of $650 million and $730 million, with $5 million of the earn-out payable if we achieve $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If we achieve aggregated consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is prorated between the two targets. The earn-out is payable at the earliest in April 2027. The estimated fair value of the earn-out at the Acquisition Date is $4.2 million and was determined using a weighted probability of potential outcomes based on estimated future EBITDA and volatility factors, among other variables and estimates. The earn-out liability is included in “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheet and is part of the line item captioned “Earn-out liability” in Note 7. The fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820. The earn-out liability will be re-measured at fair value on a recurring basis and the change to the liability, if any, would be recorded in “Other income (expense)” in our Condensed Consolidated Statements of Operations. See Note 13 to our Condensed Consolidated Financial Statements.

We remeasured our existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because we previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of our existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date. Such pre-tax gain is disclosed as “Gain on remeasurement of investment in TiO2 manufacturing joint venture” and is included in “Other income (expense)” in our Condensed Consolidated Statement of Operations.

The following table summarizes the aggregate fair value of the consideration transferred to gain control of LPC, the current estimate for the fair value of our existing ownership interest in LPC and the amounts assigned to the identifiable assets acquired and liabilities assumed at the Acquisition Date. The estimated purchase price allocation is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using independent third-party appraiser valuation techniques including income, cost, and market approaches. The total consideration was allocated to the assets acquired and liabilities assumed, with the excess of the consideration over the estimated fair value of the net assets acquired recorded as goodwill.

Subject to final determination, which is expected to occur within 12 months of Acquisition Date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows:

Amount
(In millions)
Consideration:
Cash consideration	$185.0
Working capital adjustment	(11.0)
Earn-out liability	4.2
Total fair value of consideration	178.2

Fair value of investment in TiO2 manufacturing joint venture	178.2
Total	$356.4

Allocation of purchase price to identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$21.3
Restricted cash	1.3
Accounts and other receivables, net	.2
Inventories, net	82.0
Prepaid expenses and other	.6
Other assets	10.7
Property and equipment	268.5
Accounts payable and accrued liabilities	(21.7)
Other noncurrent liabilities	(6.4)
Deferred tax liability	(2.7)
Total net identifiable assets acquired	353.8
Goodwill	2.6
Total	$356.4

Property and equipment will be depreciated over useful lives of 5 years to 20 years. Goodwill is related to the benefits expected as a result of the acquisition, and of the $2.6 million recorded as goodwill, $.1 million is expected to be deductible for tax purposes.

As noted above, prior to the Acquisition Date we and Venator operated LPC as a manufacturing joint venture on a break-even basis. Under the terms of the operating agreement, Kronos’ purchase price of TiO2 produced by LPC equaled LPC’s production costs. Therefore, the pro forma impact of combining LPC’s results of operations assuming the LPC transaction had occurred as of January 1, 2023 would result in no net increase to earnings. The additional interest expense and depreciation expense that would have occurred during the comparable period is not material. The pro forma impact is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition occurred as of January 1, 2023. The incremental finished goods offtake produced resulting from our additional 50% interest acquired in LPC has not materially impacted our revenue and earnings from Acquisition Date through the end of the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the nine months ended September 30, 2024, approximately 40% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

As previously reported, effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, LPC was operated as a manufacturing joint venture between us and Venator, and through a wholly-owned subsidiary, we held a 50% joint venture interest in LPC. Following the acquisition, LPC became a wholly-owned subsidiary of ours. We acquired the 50% joint venture interest that we did not already own for consideration of $185 million less a working capital adjustment of $11.0 million. An additional earn-out payment of up to $15 million based on our aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 may be required. The acquisition was financed through borrowings of $132.1 million under our global revolving credit facility (the “Global Revolver”) and the remainder paid with cash on hand. We accounted for the acquisition of LPC’s interest as a business combination. For financial reporting purposes, the assets acquired and liabilities assumed of LPC are included in our Condensed Consolidated Balance Sheet as of September 30, 2024, and the results of operations and cash flows of LPC are included in our Condensed Consolidated Statement of Operations and Cash Flows beginning as of the Acquisition Date. See Note 17 to our Condensed Consolidated Financial Statements.

We reported net income of $71.8 million, or $.62 per share, in the third quarter of 2024 compared to a net loss of $20.4 million, or $.18 per share, in the third quarter of 2023. For the first nine months of 2024, we reported net income of $99.4 million, or $.86 per share, compared to a net loss of $43.8 million, or $.38 per share, in the first nine months of 2023. Net income increased in the third quarter and first nine months of 2024 compared to the same periods in 2023 primarily due to higher income from operations as a result of the effects of higher sales and production volumes and lower production costs (primarily energy and raw materials), partially offset by lower average TiO2 selling prices. Our results of operations in the first nine months of 2023 were significantly impacted by reduced demand for certain of our products occurring in all major markets and unabsorbed fixed production and other costs due to reduced production volumes. Demand has improved in all of our major markets in the first nine months of 2024 and production volumes have increased, contributing to our improved profitability. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net income in the first nine months of 2024 includes a non-cash, pre-tax gain of $64.5 million ($50.9 million, or $.44 per share, net of income tax expense) resulting from the measurement of our investment in LPC and an aggregate charge of $1.5 million ($1.1 million, or $.01 per share, net of income tax benefit) related to a write-off of deferred financing costs.

Our net loss in the first nine months of 2023 includes the recognition of a pre-tax insurance settlement gain of $2.5 million ($2.0 million, or $.02 per share, net of income tax expense) related to a business interruption insurance claim arising from Hurricane Laura in 2020 and a $1.3 million settlement loss related to the termination and buy-out of our UK pension plan ($.9 million, or $.01 per share, net of income tax expense).

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

Results of operations

Current industry conditions

We and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in our sales volumes throughout 2023. While demand has improved in 2024 resulting in increased sales volumes across all major markets compared to the prior year, overall demand remains below average historical levels and during the third quarter of 2024, demand moderated as compared to the first half of the year. We started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and our average TiO2 selling prices increased 4% during the first nine months of 2024. Our average TiO2 selling prices in the first nine months of 2024 were 7% lower than average prices during the first nine months of 2023.

We operated our production facilities at 71% of practical capacity utilization in the first nine months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first nine months of 2024, along with more favorable production costs, we began increasing our production rates during the first quarter of 2024 and we operated at near practical capacity in the second and third quarters of 2024 resulting in 93% of practical capacity utilization in the first nine months of 2024.

The following table shows our capacity utilization rates during 2023 and 2024.

	Production Capacity Utilization Rates
	2023	2024
First Quarter	76%	87%
Second Quarter	64%	99%
Third Quarter	73%	92%

Excluding the effect of changes in currency exchange rates, our cost of sales per metric ton of TiO2 sold in the first nine months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock and energy).

In response to the extended period of reduced demand in 2023, discussed above, we took measures to reduce our operating costs and improve our long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted our European operations. A substantial portion of our workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. We recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions we implemented during the second half of the year. We have paid approximately $4 million through the end of the third quarter. The majority of the remaining related cash payments will be paid by the end of 2024.

In the third quarter of 2024, we closed our sulfate process line at our plant in Varennes, Canada. As a result of the sulfate process line closure, we recognized charges to cost of sales in the first nine months of 2024 of approximately $2 million related to workforce reductions for employees impacted of which approximately $.6 million was paid through the end of the third quarter. We also recognized a total of approximately $14 million in non-cash charges primarily related to accelerated depreciation in the second and third quarters of 2024.

Quarter ended September 30, 2024 compared to the quarter ended September 30, 2023

	Three months ended September 30,
	2023		2024

	(Dollars in millions)
Net sales	$396.9	100%	$484.7	100%
Cost of sales	362.5	91	383.5	79
Gross margin	34.4	9	101.2	21
Selling, general and administrative expense	53.6	13	62.3	13
Other operating income (expense):
Currency transactions, net	(3.9)	(1)	2.9	-
Other operating expense, net	(2.2)	(1)	(2.9)	-
Income (loss) from operations	$(25.3)	(6)%	$38.9	8%

				% Change
TiO2 operating statistics:
Sales volumes*	107		130	21%
Production volumes*	102		141	37%
Percentage change in net sales:
TiO2 sales volumes				21%
TiO2 product pricing				(1)
TiO2 product mix/other				2
Changes in currency exchange rates				-
Total				22%
*	Thousands of metric tons

Net sales - Net sales in the third quarter of 2024 increased 22%, or $87.8 million, compared to the third quarter of 2023 primarily due to the effects of a 21% increase in sales volumes (which increased net sales by approximately $83 million) partially offset by a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $4 million). The effects of changes in currency exchange rates in the third quarter of 2024 were comparable to the third quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 21% in the third quarter of 2024 as compared to the third quarter of 2023 due to higher overall demand across all major markets. Incremental sales volumes generated from the LPC acquisition did not materially impact quarter to quarter comparisons.

Cost of sales and gross margin - Cost of sales increased by $21.0 million, or 6%, in the third quarter of 2024 compared to the third quarter of 2023 due to the net effects of a 21% increase in sales volumes, higher production rates and lower production costs of approximately $24 million (primarily energy and raw materials). Cost of sales in the third quarter of 2024 also includes approximately $4 million in non-cash charges related to accelerated depreciation in connection with the closure of our sulfate process line in Canada. Our cost of sales in the third quarter of 2023 includes $20 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at our facilities during the third quarter of 2023 as we adjusted our TiO2 production volumes to align inventory levels with lower demand. Our third quarter production volumes include approximately 13,000 metric tons of incremental production resulting from the LPC acquisition.

Our cost of sales as a percentage of net sales improved to 79% in the third quarter of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 21% in the third quarter of 2024 compared to 9% in the third quarter of 2023. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to higher sales and production volumes and lower production costs, which were partially offset by lower average TiO2 selling prices.

Selling, general and administrative expense - Selling, general and administrative expense increased $8.7 million, or 16%, in the third quarter of 2024 compared to the third quarter of 2023 primarily due to higher distribution costs related to higher sales volumes during the quarter. Our selling, general, and administrative expense in the third quarter of 2024 also includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Selling, general and administrative expense as a percentage of net sales remained consistent at 13% in the third quarter of 2024 compared to the third quarter of 2023.

Income (loss) from operations – We had income from operations of $38.9 million in the third quarter of 2024 compared to a loss from operations of $25.3 million in the third quarter of 2023 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates increased our income from operations by approximately $13 million in the third quarter of 2024 as compared to the same period in 2023, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - We recognized a gain on the remeasurement of our investment in LPC of $64.5 million in the third quarter of 2024 as a result of the acquisition. See Note 17 to our Condensed Consolidated Financial Statements. Interest expense in the third quarter of 2024 increased $7.5 million compared to interest expense in the third quarter of 2023 as a result of the February 2024 exchange of €325 million of our 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, the July 30, 2024 issuance of an additional €75 million of 9.50% Senior Secured Notes due 2029, and as a result of the $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5% which we entered into in February 2024 in connection with the exchange and which interest rate was amended to 9.54% in August 2024 in conjunction with the issuance of the additional €75 million of 9.50% Senior Secured Notes due 2029. See Note 5 to our Condensed Consolidated Financial Statements. We recognized an unrealized gain of $2.2 million in the third quarter of 2024 related to the change in market price of our marketable equity securities. There was no change in the relative market value of our marketable equity securities in the third quarter of 2023. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the third quarter of 2024 decreased $.6 million compared to the third quarter of 2023 primarily due a higher expected return on plan assets. See Note 9 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $22.7 million in the third quarter of 2024 compared to an income tax benefit of $8.7 million in the third quarter of 2023. The difference is primarily due to higher earnings in the third quarter of 2024 and the jurisdictional mix of such earnings. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 10 to our Condensed Consolidated Financial Statements.

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

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine months ended September 30,
	2023		2024

	(Dollars in millions)
Net sales	$1,266.4	100%	$1,464.0	100%
Cost of sales	1,157.1	91	1,191.1	81
Gross margin	109.3	9	272.9	19
Selling, general and administrative expense	156.9	12	174.4	12
Other operating income (expense):
Currency transactions, net	4.6	-	4.9	-
Other operating expense, net	(7.3)	(1)	(9.1)	(1)
Income (loss) from operations	$(50.3)	(4)%	$94.3	6%

				% Change
TiO2 operating statistics:
Sales volumes*	313		394	26%
Production volumes*	296		399	35%
Percentage change in net sales:
TiO2 sales volumes				26%
TiO2 product pricing				(7)
TiO2 product mix/other				(3)
Changes in currency exchange rates				-
Total				16%

Net sales - Net sales in the first nine months of 2024 increased 16%, or $197.6 million, compared to the first nine months of 2023 primarily due to the effects of a 26% increase in sales volumes due to improved overall demand across all major markets (which increased net sales by approximately $329 million) partially offset by a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $89 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in the first nine months of 2024 as compared to the same period in 2023. Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $5 million in the first nine months of 2024 as compared to the first nine months of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Incremental sales volumes resulting from the LPC acquisition did not significantly impact period to period comparisons in the respective nine-month periods.

Cost of sales and gross margin - Cost of sales increased $34.0 million, or 3%, in the first nine months of 2024 compared to the first nine months of 2023 due to the net effects of a 26% increase in sales volumes, higher production rates resulting in reduced unabsorbed fixed production costs, and lower production costs of approximately $108 million (primarily raw materials and energy). Our unabsorbed fixed production costs in the first nine months of 2024 were $12 million (incurred in the first quarter) compared to $74 million in the first nine months of 2023 related to curtailments in 2023 and continuing into the first quarter of 2024, as discussed above. Our cost of sales in the first nine months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our sulfate process line in Canada. Sales and production volumes resulting from the LPC acquisition did not materially impact comparisons to the prior year.

Our cost of sales as a percentage of net sales decreased to 81% in the first nine months of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 19% in the first nine months of 2024 compared to 9% in the first nine months of 2023. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to higher sales and production volumes as well as lower production costs, partially offset by lower average TiO2 selling prices.

Selling, general and administrative expense - Selling, general and administrative expense increased $17.5 million, or 11%, in the first nine months of 2024 compared to the same period in 2023 primarily due to higher distribution costs related to higher sales volumes. Our selling, general and administrative expense in the first nine months of 2024 also includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Selling, general and administrative expense as a percentage of net sales remained consistent in the first nine months of 2024 compared to the first nine months of 2023.

Income (loss) from operations – We had income from operations of $94.3 million in the first nine months of 2024 compared to a loss from operations of $50.3 million in the first nine months of 2023 as a result of the factors impacting gross margin discussed above. We recognized a gain of $2.5 million in the first nine months of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 14 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates increased our income from operations by approximately $10 million in the first nine months of 2024 as compared to the same period in 2023, as further discussed below.

Other non-operating income (expense) - We recognized a gain on the remeasurement of our investment in LPC of $64.5 million in the third quarter of 2024 as a result of the acquisition. See Note 17 to our Condensed Consolidated Financial Statements. Interest expense in the first nine months of 2024 increased $18.0 million compared to the first nine months of 2023 primarily due to higher interest rates on the debt exchange and the issuance of new notes noted above. As a result of the exchange, interest expense for the first nine months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. See Note 5 to our Condensed Consolidated Financial Statements. We recognized a gain of $2.6 million on the change in value of our marketable equity securities in the first nine months of 2024 compared to a loss of $1.3 million in the first nine months of 2023. See Note 4 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first nine months of 2024 decreased $3.1 million compared to the first nine months of 2023 primarily due to a higher expected return on plan assets and a non-recurring $1.3 million in settlement costs related to the termination and buy-out of our UK pension plan in the second quarter of 2023. See Note 9 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $34.7 million in the first nine months of 2024 compared to an income tax benefit of $19.7 million in the first nine months of 2023. The difference is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. However, in the first nine months of 2024, our consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserve for uncertain tax positions, is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions. See Note 10 to our Condensed Consolidated Financial Statements.

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

Fluctuations in currency exchange rates had the following effects on our sales and income (loss) from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended September 30, 2024 vs September 30, 2023
				Translation	Total
				gains/(losses) -	currency
	Transaction gains (losses) recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(1)	$(1)
Income (loss) from operations	(4)	3	7	6	13

The $1 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2024 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $13 million increase in income from operations was comprised of the following:

●	Lower net currency transaction losses of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $6 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Impact of changes in currency exchange rates
Nine months ended September 30, 2024 vs September 30, 2023
				Translation	Total
				gains -	currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$-	$-	$-	$5	$5
Income (loss) from operations	4	5	1	9	10

The $5 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2024 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $10 million increase in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and
●	Approximately $9 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Outlook

Overall customer demand has improved in 2024 compared to the historical low demand we experienced during 2023, although overall demand levels remain below historical averages and, during the third quarter of 2024, customer demand moderated as compared to the first half of the year across all major markets. We expect demand to further soften in the fourth quarter; however, based on the improved demand experienced through the first nine months, along with the severe demand contraction we experienced during most of 2023, we continue to expect sales volumes in 2024 will exceed 2023 sales volumes. We are operating our facilities at production rates in line with the current and expected near-term demand and believe our production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. We have had limited success implementing TiO2 selling price increases, which need to continue to be realized to achieve margins more in-line with historical levels.

Throughout 2023, we implemented cost reduction initiatives designed to improve our long-term cost structure, including targeted workforce reductions. In the third quarter of 2024, to further improve gross margins through the optimization of production of our purified grades, we closed our sulfate process line at our facility in Canada. Raw material, energy and other input costs have generally improved compared to 2023. While the full positive impact of input cost improvements and cost reduction efforts are not yet fully reflected in our gross margin, during the second quarter gross margin began to improve and has continued to improve as we replace higher cost inventory with lower cost inventory produced in 2024. Overall, due to improved demand, modest increases in selling prices and lower production costs, including lower unabsorbed fixed costs, we expect to report higher operating results for the full year of 2024 as compared to 2023.

As noted above, we acquired full control of LPC in July 2024. We believe this acquisition is a unique opportunity to immediately add value to our customers and better serve the North American marketplace by allowing us to expand our product offerings and increase sales to new and existing customers while recognizing significant synergies, including commercial, overhead and supply chain optimization. We are in the process of fully integrating the additional LPC production capacity and we expect the acquisition will have a positive impact on our earnings, although the potential positive impact in 2024 will be limited by competitive pressures, demand moderation in North America and by the additional debt service costs associated with the increase in borrowings to complete the transaction. With the increased borrowing availability under our revolving credit facility, as well as cash on hand, we are well positioned to finance the required working capital build needed to fully integrate the acquired LPC production capacity, which we expect to be complete by the end of the year. Beginning in the third quarter, we reduced our quarterly dividend rate from $.19 per share to $.05 per share to provide the flexibility to absorb increased debt service costs, working capital needs and capital improvements from the LPC acquisition.

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

Cash provided by operating activities was $23.2 million in the first nine months of 2024 compared to cash used of $58.9 million in the first nine months of 2023. This $82.1 million increase in the amount of cash from operating activities was primarily due to the net effect of the following:

●	higher income from operations in 2024 of $144.6 million,
●	cash premium of $6.0 million on the issuance of senior notes,
●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2024 of $37.1 million,
●	higher cash paid for taxes in 2024 of $21.2 million primarily due to higher earnings and the relative timing of payments, and
●	higher cash paid for interest in 2024 of $16.0 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, increased from December 31, 2023 to September 30, 2024 primarily due to the relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2023 to September 30, 2024 primarily due to lower relative cost of sales (as a result of lower production costs, as discussed above) compared to the fourth quarter of 2023.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2022	September 30, 2023	December 31, 2023	September 30, 2024
DSO	64 days	68 days	66 days	68 days
DSI	103 days	61 days	65 days	60 days

Investing activities

We paid $156.8 million, net of cash acquired, for the remaining TiO2 manufacturing joint venture interest in LPC. See Note 17 to our Condensed Consolidated Financial Statements.

Our capital expenditures of $17.2 million and $42.1 million in the first nine months of 2024 and 2023, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the first nine months of 2024, we paid dividends of $.43 per share to stockholders aggregating $49.5 million ($.19, $.19 and $.05 per share in the first, second and third quarters of 2024, respectively) and $.57 per share aggregating $65.6 million ($.19 per share in each of the first, second and third quarters of 2023). On October 30, 2024, our board of directors declared a quarterly dividend of $.05 per share, payable December 12, 2024, to stockholders of record as of November 29, 2024.

In addition, during the first three months of 2024, we exchanged €325 million of our Kronos International, Inc. (KII) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for our newly issued €276.174 million 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. In the third quarter we issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the Additional New Notes (as defined below) together with the Old Notes and the New Notes, the “Senior Secured Notes”). See Note 5 to our Condensed Consolidated Financial Statements.

Outstanding debt obligations

At September 30, 2024, our consolidated debt comprised:

●	€351.174 million aggregate outstanding on our 9.50% Senior Secured Notes due March 2029 plus €5.4 million of unamortized premium ($391.7 million carrying amount, net of unamortized debt issuance costs),
●	€75 million aggregate outstanding on our 3.75% Senior Secured Notes due September 2025 ($83.9 million carrying amount),
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”), and
●	$25.0 million outstanding on our Global Revolver.

Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at September 30, 2024, approximately $268 million was available for borrowings. Effective July 17, 2024, we completed an amendment to our Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the facility to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. The LPC acquisition was financed through borrowings of $132.1 million under our Global Revolver with the remainder paid with cash on hand. On July 30, 2024, our wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and estimated expenses. The Additional New Notes are fungible with the New Notes, are treated as a single series with the New Notes, and have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under the Global Revolver. Subsequent to the issuance of the Additional New Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of issuance of the Additional New Notes. See Note 5 to our Condensed Consolidated Financial Statements.

The Contran Term Loan is subordinated in right of payment to our Senior Secured Notes and our Global Revolver. Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2023 Annual Report. We are in compliance with all of our debt covenants at September 30, 2024. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity.

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

At September 30, 2024, we had aggregate cash, cash equivalents and restricted cash on hand of $102.9 million, of which $65.3 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. As amended, our Global Revolver matures in July 2029, and at September 30, 2024 approximately $268 million is available for borrowing under this facility. The borrowing base is calculated quarterly and the amount available for borrowing may change based on applicable quarter end balances. See Note 5 to our Condensed Consolidated Financial Statements. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2025) and our long-term obligations (defined as the five-year period ending September 30, 2029, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $42 million in capital expenditures primarily to maintain and improve our existing facilities during 2024, including $17.2 million in expenditures through September 30, 2024. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand, the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At September 30, 2024, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 10, 12 and 17 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2024 except as described below:

Business combinations - During the third quarter of 2024, we acquired the 50% joint venture interest in LPC previously held by Venator. Prior to the acquisition we accounted for our interest in LPC under the equity method. The application of the purchase method of accounting for business combinations requires us to use significant estimates and assumptions in the determination of the estimated fair value of assets acquired and liabilities assumed. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions we believe are reasonable, and when appropriate, include assistance from independent third-party valuation advisors. See Note 17 to our Condensed Consolidated Financial Statements.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our President and Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the risk factor discussed below, refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report for a discussion of the risk factors related to our businesses.

Our recent acquisition of the remaining 50% interest in LPC may not generate benefits we anticipate and may otherwise affect our business and prospects.

We recently completed the LPC Acquisition in which we purchased the 50% ownership interest in LPC we did not previously own. If we experience unforeseen technological, operational or other difficulties in managing the integration of LPC as our wholly-owned subsidiary, we may not be able to implement the process innovations at the facility as we expect. In addition, we may not be able to achieve the synergies or improve efficiency and product quality as we expect. With or without such difficulties, the integration of the LPC facility into our operations may divert significant management time and attention from our other operations. If we fail to successfully integrate LPC into our operations, or if the LPC Acquisition does not return expected synergies or a level of sales as we expect, or if LPC has unexpected legal or financial liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

Item 6.Exhibits

10.1*

Supplemental Indenture No. 2, dated as of August 8, 2024, among Louisiana Pigment Company, L.P. and Kronos LPC, LLC (as new guarantors under the Indenture dated as of September 13, 2017, as amended), Kronos International, Inc., and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar.

10.2*

Second Supplemental Indenture dated as of August 8, 2024, among Louisiana Pigment Company, L.P. and Kronos LPC, LLC (as new guarantors under the Indenture dated as of February 12, 2024, as amended), Kronos International, Inc., and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar.

10.3*	Joinder No. 1 dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Pledge Agreement.

10.4*	Pledge Amendment dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, executed by Kronos Louisiana, Inc. and Kronos LPC, LLC regarding additional pledged securities.

10.5*

First Amendment to Guaranty and Security Agreement, entered into as of July 17, 2024, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender, amending Guaranty and Security Agreement dated as of April 20, 2021.

10.6*	Joinder No. 1 dated as of August 7, 2024, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Guaranty and Security Agreement dated as of April 20, 2021, as amended.

10.7*

Amendment to Purchase and Sale Agreement dated August 13, 2024, by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd., Venator Materials PLC. and Louisiana Pigment Company, L.P, amending Purchase Agreement dated as of July 16, 2024.

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

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: November 6, 2024	/s/ Tim C. Hafer
Tim C. Hafer
Executive Vice President and Chief Financial Officer (duly authorized officer)