Form 10-Q
period 2025-03-31
KRONOS WORLDWIDE INC
filed 2025-05-07
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on May 1, 2025:  115,036,316.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2024	2025
		(unaudited)
Current assets:
Cash and cash equivalents	$106.7	$20.5
Restricted cash	3.3	3.2
Accounts and other receivables, net	291.6	355.4
Inventories, net	656.7	699.8
Prepaid expenses and other	47.0	47.1

Total current assets	1,105.3	1,126.0

Other assets:
Restricted cash	4.7	4.9
Marketable securities	3.4	2.4
Operating lease right-of-use assets	20.6	21.0
Deferred income taxes	55.1	54.1
Goodwill	2.6	2.6
Other	27.7	29.6

Total other assets	114.1	114.6

Property and equipment:
Land	74.2	75.9
Buildings	253.9	261.1
Equipment	1,306.5	1,346.2
Mining properties	115.8	125.8
Construction in progress	41.1	45.5
	1,791.5	1,854.5
Less accumulated depreciation and amortization	1,097.4	1,149.1

Net property and equipment	694.1	705.4

Total assets	$1,913.5	$1,946.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	March 31,
	2024	2025
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$78.3	$81.2
Accounts payable and accrued liabilities	376.3	323.4
Income taxes	22.0	25.7

Total current liabilities	476.6	430.3

Noncurrent liabilities:
Long-term debt	429.1	476.0
Accrued pension costs	117.5	119.3
Operating lease liabilities	17.1	17.0
Deferred income taxes	24.5	23.6
Other	31.7	32.8

Total noncurrent liabilities	619.9	668.7

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.3	1,390.3
Retained deficit	(211.0)	(198.7)
Accumulated other comprehensive loss	(363.5)	(345.8)

Total stockholders’ equity	817.0	847.0

Total liabilities and stockholders’ equity	$1,913.5	$1,946.0

Commitments and contingencies (Notes 11, 13 and 16)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Net sales	$478.8	$489.8
Cost of sales	407.3	383.0

Gross margin	71.5	106.8

Selling, general and administrative expense	54.2	61.6
Other operating income (expense):
Currency transactions, net	5.8	(4.3)
Other operating expense, net	(3.6)	(2.5)

Income from operations	19.5	38.4

Other income (expense):
Interest and dividend income	1.3	.4
Marketable equity securities	.3	(1.0)
Other components of net periodic pension and OPEB cost	(.3)	(.5)
Interest expense	(9.2)	(11.6)

Income before income taxes	11.6	25.7

Income tax expense	3.5	7.6

Net income	$8.1	$18.1

Net income per basic and diluted share	$.07	$.16

Weighted average shares used in the calculation of net income per share	115.0	115.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Net income	$8.1	$18.1

Other comprehensive income (loss), net of tax:
Currency translation	(20.6)	17.3
Defined benefit pension plans	.5	.4

Total other comprehensive income (loss), net	(20.1)	17.7

Comprehensive income (loss)	$(12.0)	$35.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at December 31, 2023	$1.2	$1,390.2	$(242.0)	$(341.1)	$808.3
Net income	-	-	8.1	-	8.1
Other comprehensive loss, net of tax	-	-	-	(20.1)	(20.1)
Dividends paid - $.19 per share	-	-	(21.9)	-	(21.9)
Balance at March 31, 2024	$1.2	$1,390.2	$(255.8)	$(361.2)	$774.4

Balance at December 31, 2024	$1.2	$1,390.3	$(211.0)	$(363.5)	$817.0
Net income	-	-	18.1	-	18.1
Other comprehensive income, net of tax	-	-	-	17.7	17.7
Dividends paid - $.05 per share	-	-	(5.8)	-	(5.8)
Balance at March 31, 2025	$1.2	$1,390.3	$(198.7)	$(345.8)	$847.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$8.1	$18.1
Depreciation	10.9	13.9
Amortization of operating lease right-of-use assets	1.1	1.0
Deferred income taxes	(.2)	1.5
Benefit plan expense less than cash funding	(2.8)	(2.9)
Marketable equity securities	(.3)	1.0
Distributions from TiO2 manufacturing joint venture, net	2.3	-
Other, net	2.1	(1.0)
Change in assets and liabilities:
Accounts and other receivables, net	(58.3)	(53.7)
Inventories, net	75.6	(27.2)
Prepaid expenses	4.4	1.3
Accounts payable and accrued liabilities	(103.7)	(62.2)
Income taxes	2.0	2.0
Accounts with affiliates	15.3	5.2
Other, net	.2	.6

Net cash used in operating activities	(43.3)	(102.4)

Cash flows from investing activities - capital expenditures	(4.7)	(12.0)

Cash flows from financing activities:
Revolving credit facility:
Borrowings	-	145.0
Payments	-	(112.1)
Loan from Contran	53.7	-
Payments on long-term debt	(52.6)	-
Deferred financing fees	(4.9)	-
Dividends paid	(21.9)	(5.8)

Net cash provided by (used in) financing activities	(25.7)	27.1

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$(73.7)	$(87.3)
Effect of currency exchange rate changes on cash	(1.1)	1.2
Balance at beginning of period	202.1	114.7

Balance at end of period	$127.3	$28.6

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$7.2	$19.6
Income taxes	.9	2.2
Accrual for capital expenditures	.9	3.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2025 Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025 (“2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, we held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between us and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of ours. For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Income and Cash Flows beginning as of the Acquisition Date. See Note 16 to our Condensed Consolidated Financial Statements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - TiO2 segment information:

Our chief operating decision maker (“CODM”) evaluates the TiO2 segment’s operating performance based on net income and segment profit (a non-GAAP measure), which we define as net income before income tax expense and certain general corporate items. These general corporate items include corporate expense and the components of other income (expense) except for trade interest income.  Differences between segment profit and the amounts included in consolidated net income are shown in the table below. Trade interest income included in the calculation of segment profit is not significant for the three months ended March 31, 2024 or 2025. Depreciation amounts included in the calculation of segment profit are $10.9 million and $13.9 million for the three months ended March 31, 2024 and 2025, respectively.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Net sales	$478.8	$489.8

Segment profit	$23.4	$41.6
Corporate expenses	(3.5)	(3.0)
Corporate interest and dividend income	.9	.2
Marketable equity securities	.3	(1.0)
Other components of net periodic pension and OPEB cost	(.3)	(.5)
Interest expense	(9.2)	(11.6)
Income tax expense	(3.5)	(7.6)
Net income	$8.1	$18.1

See the Condensed Consolidated Financial Statements for additional financial information regarding the Company’s operating segment.

Note 3 - Accounts and other receivables, net:

	December 31,	March 31,
	2024	2025

	(In millions)
Trade receivables	$269.2	$338.4
Recoverable VAT and other receivables	24.3	19.2
Receivables from affiliates, other	.6	.5
Refundable income taxes	1.3	1.3
Allowance for doubtful accounts	(3.8)	(4.0)
Total	$291.6	$355.4

Note 4 - Inventories, net:

	December 31,	March 31,
	2024	2025

	(In millions)
Raw materials	$176.9	$165.7
Work in process	52.5	40.5
Finished products	307.5	367.9
Supplies	119.8	125.7
Total	$656.7	$699.8

Note 5 - Marketable securities:

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	gain (loss)

		(In millions)
December 31, 2024:
Valhi common stock	1	$3.4	$3.2	$.2

March 31, 2025:
Valhi common stock	1	$2.4	$3.2	$(.8)

At December 31, 2024 and March 31, 2025, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2024 and March 31, 2025, the per share quoted market price of Valhi’s common stock was $23.39 and $16.25, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 6 - Long-term debt:

	December 31,	March 31,
	2024	2025

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$365.4	$379.1
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	78.3	81.2
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	10.0	43.2
Total debt	507.4	557.2
Less current maturities	78.3	81.2
Total long-term debt	$429.1	$476.0

9.50% Senior Secured Notes due 2029 - At March 31, 2025, the carrying value of the 9.50% Senior Secured Notes due 2029 (€351.174 million aggregate principal amount outstanding) is $379.1 million and is stated net of $5.1 million of unamortized premium and $6.1 million of unamortized debt issuance costs. In the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of deferred financing costs.

3.75% Senior Secured Notes due 2025 - At March 31, 2025, the carrying value of the 3.75% Senior Secured Notes due 2025 (€75 million aggregate principal amount outstanding) is $81.2 million.

Revolving credit facility (the “Global Revolver”) - During the first three months of 2025, we borrowed $146.1 million and repaid $112.9 million under this facility. The average interest rate on outstanding borrowings under this facility for the three months ended March 31, 2025 was 5.8%. At March 31, 2025, $43.2 million was outstanding under the Global Revolver and the interest rate was 5.7%. As defined in the agreement and as calculated for the period ended March 31, 2025, the borrowing base exceeded $300 million. At March 31, 2025 we have total availability for borrowing of approximately $300 million less any amounts outstanding under this facility.

Other - We are in compliance with all of our debt covenants at March 31, 2025.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2024	2025

	(In millions)
Accounts payable	$232.4	$205.2
Accrued sales discounts and rebates	27.6	10.2
Employee benefits	27.6	25.9
Payables to affiliates:
Income taxes payable to Valhi	17.9	19.8
Contran	.1	2.0
Operating lease liabilities	3.5	3.9
Other	67.2	56.4
Total	$376.3	$323.4

Note 8 - Other noncurrent liabilities:

	December 31,	March 31,
	2024	2025

	(In millions)
Asset retirement obligations	$14.3	$15.1
Accrued postretirement benefits	5.9	5.9
Employee benefits	4.5	4.7
Earn-out liability	4.3	4.4
Other	2.7	2.7
Total	$31.7	$32.8

See Notes 14 and 16 to our Condensed Consolidated Financial Statements for additional details related to the acquisition earn-out liability.

Note 9 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Net sales - point of origin:
United States	$240.9	$322.4
Germany	212.2	216.8
Canada	89.3	110.8
Norway	71.0	70.5
Belgium	69.6	65.7
Eliminations	(204.2)	(296.4)
Total	$478.8	$489.8

Net sales - point of destination:
Europe	$214.9	$228.5
North America	166.0	190.2
Other	97.9	71.1
Total	$478.8	$489.8

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Net periodic pension cost (income):
Service cost	$1.7	$1.4
Interest cost	5.0	4.9
Expected return on plan assets	(5.3)	(4.8)
Recognized actuarial losses	.6	.3
Total	$2.0	$1.8

We expect our 2025 contributions for our pension plans to be approximately $16 million.

Note 11 - Income taxes:

	Three months ended
	March 31,
	2024	2025

	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$2.4	$5.4
Non-U.S. tax rates	-	.6
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(.6)	(.5)
Valuation allowance, net	1.0	.7
Global intangible low-tax income, net	.3	.7
Nondeductible expenses	.2	.6
Other, net	.2	.1
Income tax expense	$3.5	$7.6

Comprehensive provision for income taxes allocable to:
Net income	$3.5	$7.6
Other comprehensive income - pension plans	.2	.1
Total	$3.7	$7.7

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

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 10 for discussion of our defined benefit pension plans.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(265.5)	$(300.0)
Other comprehensive income (loss)	(20.6)	17.3
Balance at end of period	$(286.1)	$(282.7)

Defined benefit pension plans:
Balance at beginning of period	$(76.0)	$(63.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.5	.4
Balance at end of period	$(75.5)	$(63.4)

OPEB plans:
Balance at beginning and end of period	$.4	$.3

Total accumulated other comprehensive loss:
Balance at beginning of period	$(341.1)	$(363.5)
Other comprehensive income (loss)	(20.1)	17.7
Balance at end of period	$(361.2)	$(345.8)

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2024 and March 31, 2025:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2024
Noncurrent marketable securities (See Note 5)	$3.4	$3.4	$-	$-
Earn-out liability (See Note 16)	(4.3)	-	-	(4.3)
March 31, 2025
Noncurrent marketable securities (See Note 5)	$2.4	$2.4	$-	$-
Currency forward contract	.9	.9	-	-
Earn-out liability (See Note 16)	(4.4)	-	-	(4.4)

Currency forward contract - In order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025 we entered into a euro currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. The fair value of the currency forward contract is determined using Level 1 inputs based on the currency forward rates quoted by banks or currency dealers. The estimated fair value of the currency forward contract at March 31, 2025 was $.9 million, which is recognized in accounts and other receivables, net in our Condensed Consolidated Balance Sheet with a corresponding $.9 million currency transaction gain recognized in our Condensed Consolidated Statement of Income for the three months ended March 31, 2025.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		March 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$114.7	$114.7	$28.6	$28.6
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	365.4	403.4	379.1	412.2
Fixed rate 3.75% Senior Secured Notes due 2025	78.3	77.9	81.2	80.7
Revolving credit facility	10.0	10.0	43.2	43.2

At March 31, 2025, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €1,085 per €1,000 principal amount, and the estimated market price of our 3.75% Senior Secured Notes due 2025 was €994 per €1,000 principal amount. The fair values of our Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. Due to the variable interest rate, the carrying amount of our revolving credit facility is deemed to approximate fair value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

Note 15 - Recent accounting pronouncements:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.

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

Note 16 - Acquisition of Remaining Joint Venture Interest in LPC:

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

For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025 and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Income and Cash Flows in 2025.

The potential earn-out payment of up to $15 million is based on our aggregate consolidated EBITDA tiers for 2025 and 2026 of $650 million and $730 million, with $5 million of the earn-out payable if we achieve $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If we achieve aggregated consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is prorated between the two targets. The earn-out is payable at the earliest in April 2027. The estimated fair value of the earn-out as of December 31, 2024 and March 31, 2025 is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets and is the line item captioned earn-out liability in Note 8. The fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820. The earn-out liability will be re-measured at fair value on a recurring basis and the change to the liability, if any, would be recorded in other income (expense) in our Condensed Consolidated Statements of Income. Accretion of the earn-out liability was not material in the first quarter of 2025. There has been no other activity subsequent to the Acquisition Date impacting the fair value of the acquisition earn-out liability.

We remeasured our existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because we previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024. See Note 5 of our Consolidated Financial Statements included in our 2024 Annual Report for additional information.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the three months ended March 31, 2025, approximately 45% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends, and selling prices will increase or decrease generally as a result of competitive market pressures.

Executive summary

We reported net income of $18.1 million, or $.16 per share, in the first quarter of 2025 compared to net income of $8.1 million, or $.07 per share, in the first quarter of 2024. Net income increased in the first quarter of 2025 as compared to the first quarter of 2024 primarily due to higher income from operations as a result of higher sales and production volumes, higher average TiO2 selling prices, and decreases in per metric ton production costs (primarily raw materials, utilities and unabsorbed fixed costs due to improved operating rates in 2025), as discussed below. Comparability of our results was also impacted by the effects of changes in currency exchange rates. As previously reported, effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. Prior to the acquisition, we held a 50% joint venture interest in LPC. Following the acquisition, LPC became a wholly-owned subsidiary of ours. We accounted for the acquisition as a business combination. The results of operations of LPC have been included in our results of operations beginning as of the Acquisition Date. See Note 16 to our Condensed Consolidated Financial Statements.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions, including Louisiana Pigment Company, L.P., into our operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our business;
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion;
●	Changes in raw material and other operating costs (such as energy and ore costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for our TiO2 products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks, software implementation, upgrades or improvements, technology processing failures, or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. federal government on imports from Canada and/or Europe, where we have manufacturing facilities);

●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to comply with covenants contained in our revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities);
●	Government laws and regulations and possible changes therein including new environmental, sustainability, health and safety, or other regulations (such as those seeking to limit or classify TiO2 or its use); and
●	Pending or possible future litigation or other actions.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

Results of operations

Current industry conditions

We started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but our average TiO2 selling prices declined 3% during the first quarter of 2025 due to market pressure in certain regions and a less favorable product sales mix. Our average TiO2 selling prices in the first three months of 2025 were 2% higher than the average prices during the first three months of 2024. We had higher overall sales volumes in our North American and European markets somewhat offset by lower sales volumes in our export markets in the first three months of 2025 as compared to the same period of 2024.

We operated our production facilities at 93% of practical capacity utilization in the first quarter of 2025 compared to 87% in the first quarter of 2024 in response to increased customer demand.

Excluding the effect of changes in currency exchange rates, our cost of sales per metric ton of TiO2 sold in the first three months of 2025 was lower as compared to the comparable period in 2024 due to decreases in per metric ton production costs (primarily raw materials, utilities and unabsorbed fixed costs due to improved operating rates in 2025).

During the first quarter of 2025, in anticipation of the enactment of tariffs by the U.S. federal government, specifically tariffs on imports from Canada, we positioned additional finished products inventory in the U.S. resulting in an increase in our distribution and warehousing costs as compared to the first quarter of 2024.

Quarter ended March 31, 2025 compared to the quarter ended March 31, 2024

	Three months ended March 31,
	2024		2025

	(Dollars in millions)
Net sales	$478.8	100%	$489.8	100%
Cost of sales	407.3	85	383.0	78
Gross margin	71.5	15	106.8	22
Selling, general and administrative expense	54.2	11	61.6	13
Other operating income (expense):
Currency transactions, net	5.8	1	(4.3)	1
Other operating expense, net	(3.6)	(1)	(2.5)	-
Income from operations	19.5	4	38.4	8
Corporate expense and trade interest income, net	3.9	1	3.2	1
Segment profit (1)	$23.4	5%	$41.6	9%

				% Change
TiO2 operating statistics:
Sales volumes*	130		136	5%
Production volumes*	121		143	18%
Percentage change in net sales:
TiO2 sales volumes				5%
TiO2 product pricing				2
TiO2 product mix/other				(2)
Changes in currency exchange rates				(3)
Total				2%
*	Thousands of metric tons

(1) The Company uses segment profit to assess the performance of the Company’s TiO2 operations. Segment profit is defined as net income before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income.

Net sales - Net sales in the first quarter of 2025 increased 2%, or $11.0 million, compared to the first quarter of 2024 primarily due to the net effects of a 5% increase in sales volumes (which increased net sales by approximately $24 million), a 2% increase in average TiO2 selling prices (which increased net sales by approximately $10 million) and changes in product mix (which decreased net sales by approximately $10 million). In addition, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $11 million in the first quarter of 2025 as compared to the first quarter of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 5% in the first quarter of 2025 as compared to the first quarter of 2024 due to higher overall sales volumes in our North American and European markets somewhat offset by lower sales volumes in our export markets.

Cost of sales and gross margin - Cost of sales decreased by $24.3 million, or 6%, in the first quarter of 2025 compared to the first quarter of 2024 due to the net effects of lower production costs, including lower raw materials, utilities and unabsorbed fixed costs due to improved operating rates, and a 5% increase in TiO2 sales volumes.

Our cost of sales as a percentage of net sales improved to 78% in the first quarter of 2025 compared to 85% in the same period of 2024 primarily due to the favorable effects of lower production costs (primarily raw materials and utilities) and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 22% in the first quarter of 2025 compared to 15% in the first quarter of 2024. As discussed and quantified above, our gross margin as a percentage of net sales increased primarily due to higher sales and production volumes, higher average TiO2 selling prices, lower overall production costs (primarily raw materials and utilities) and improved fixed cost absorption.

Selling, general and administrative expense - Selling, general and administrative expense increased $7.4 million, or 14%, in the first quarter of 2025 compared to the first quarter of 2024 primarily due to higher distribution costs related to higher sales volumes and additional warehousing costs incurred to position finished products inventory in the U.S. in response to anticipated  U.S. federal government tariff announcements. Selling, general and administrative expense as a percentage of net sales increased to 13% in the first quarter of 2025 compared to 11% in the first quarter of 2024 as a result of the higher distribution and warehousing costs as described above.

Segment profit - Segment profit increased by $18.2 million to $41.6 million in the first quarter of 2025 compared to segment profit of $23.4 million in the first quarter of 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased our segment profit by approximately $5 million in the first quarter of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - We recognized an unrealized loss of $1.0 million in the first quarter of 2025 compared to an unrealized gain of $.3 million in the first quarter of 2024 related to the change in market price of our marketable equity securities. See Note 5 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first quarter of 2025 increased $.2 million compared to the first quarter of 2024 primarily due to a lower expected return on plan assets. Interest expense in the first quarter of 2025 increased $2.4 million compared to interest expense in the first quarter of 2024 primarily due to higher overall debt levels as the result of debt transactions entered into in 2024. Interest expense in the first three months of 2024 also includes a charge of $1.5 million for the write-off of deferred financing costs. The details of the debt transactions are discussed in Note 8 to our Consolidated Financial Statements in our 2024 Annual Report. Also, see Note 6 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $7.6 million in the first quarter of 2025 compared to income tax expense of $3.5 million in the first quarter of 2024. The difference is primarily due to higher earnings in the first quarter of 2025 and the jurisdictional mix of such earnings. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 11 to our Condensed Consolidated Financial Statements.

Effects of currency exchange rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. We periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gain or losses we would recognize from the first two items described above.

Fluctuations in currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended March 31, 2025 vs March 31, 2024
				Translation	Total
				gains/(losses) -	currency
	Transaction gains (losses) recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(11)	$(11)
Income from operations	5	(4)	(9)	4	(5)

The $11 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2025 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in income from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $9 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. As discussed in Note 14 to our Condensed Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. We recognized a $.9 million currency transaction gain in our Condensed Consolidated Statement of Income for the three months ended March 31, 2025, and
●	Approximately $4 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024 which was partially offset by the effect of the strengthening of the U.S. dollar relative to the euro which caused net translation losses as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects on euro-denominated operating costs being translated into fewer U.S. dollars in 2025 as compared to 2024.

Outlook

Overall customer demand improved in the first quarter of 2025 as compared to the same period in 2024, led by stronger demand in Europe. The momentum we saw at the beginning of the year began to slow in the second half of the first quarter as uncertainty regarding the outcome of the U.S. federal government’s announced tariffs and responses to such tariffs from various affected countries tempered customer demand. We expect demand, particularly in North America, to remain challenging until the uncertainty around tariffs is resolved; however, demand in Europe has improved in part due to the European Commission’s duties on Chinese imports of TiO2, enacted in mid-2024. Overall, it is unclear how much impact the economic uncertainty caused by potential tariffs implemented by the U.S. and other countries will have on demand in 2025. We believe customer inventory levels remain low, although in the face of this uncertainty customers are demonstrating hesitancy to build inventory, and we are receiving orders on shorter notice than previously experienced, indicating a cautious demand outlook and careful inventory management. TiO2 selling prices have remained relatively stable in North America and in export markets and have increased slightly in Europe partly as a result of continued elevated costs for utilities and other raw materials. We are evaluating production rates at our operating facilities based on current customer demand and expect our 2025 production rates to be near 2024 levels.

We are focused on cost reduction initiatives designed to improve our long-term cost structure including certain ongoing process improvement initiatives and previously announced targeted workforce reductions and the closure of our Canadian sulfate process line, aimed at improving gross margins through the optimization of production of our purified grades. Raw material, energy, and other input costs are generally trending lower, although energy costs in Europe remain volatile and above historical levels. We expect raw material and other input costs to continue to moderate in 2025. As previously disclosed, we operate a TiO2 facility in Canada, with the majority of its production sold into the U.S. In the first quarter, in anticipation of the U.S. federal government’s tariff announcements, we implemented mitigation strategies, including building and prepositioning inventory in the U.S. which resulted in increased shipping and warehousing costs. Currently, TiO2 and titanium ore are exempt from the announced tariffs, and we do not expect to incur additional costs in the foreseeable future for tariff mitigation efforts. As a result, we expect shipping and warehousing costs to normalize for the remainder of the year. We plan to operate our U.S. and Canadian facilities in line with the near-term demand outlook as we sell down elevated U.S. inventory balances over the next three to six months. Despite additional tariff-related expenses incurred in the first quarter, operating income improved in the first quarter of 2025 compared to 2024, and we expect improved operating results to continue during 2025, subject to maintaining current demand levels.

As noted above, we acquired full control of LPC in July 2024. We believe this acquisition presents a unique opportunity to add immediate value for our customers and better serve the North American marketplace by expanding our product offerings and increasing sales to new and existing customers while realizing significant synergies, including commercial, overhead, and supply chain optimization. We are in the process of fully integrating the additional LPC production capacity and we expect the acquisition to positively impact our earnings in 2025, although soft demand, competitive pressures and additional debt service costs associated with increased borrowings to complete the transaction may limit this impact.

As noted above, our tariff mitigation efforts in the first quarter required working capital to build and position inventory within the U.S. We expect our cash on hand to improve as we reduce inventory levels over the next several quarters. With increased borrowing availability under our revolving credit facility and cash on hand, we believe we are well-positioned to finance our working capital needs, to repay in September the €75 million 3.75% Senior Secured Notes due 2025, and to fully integrate the acquired LPC production capacity.

Our expectations for the TiO2 industry and our operations are based on factors outside our control. Our operations are affected by global and regional economic, political, and regulatory factors, and we have experienced global market disruptions. Future impacts on our operations will depend on, among other things, future energy costs, the effects of newly enacted tariffs on jurisdictions where we or our customers and suppliers operate, our success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on our operations or those of our customers and suppliers, all of which remain uncertain and cannot be predicted.

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

Cash used for operating activities was $102.4 million in the first three months of 2025 compared to cash used of $43.3 million in the first three months of 2024. This $59.1 million increase in the amount of cash used for operating activities was primarily due to the net effect of the following:

●	higher income from operations in 2025 of $18.9 million,
●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2025 of $65.5 million,
●	higher cash paid for interest in 2025 of $12.4 million primarily due to increased debt levels relative to the comparable period in 2024 and the timing of interest payments,
●	lower net distributions from our TiO2 manufacturing joint venture in 2025 of $2.3 million as the result of obtaining control of LPC in July 2024, and
●	higher cash paid for taxes in 2025 of $1.3 million primarily due to the relative timing of payments.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, increased from December 31, 2024 to March 31, 2025 primarily due to the relative changes in the timing of collections, and
●	Our average days sales in inventory, or DSI, increased from December 31, 2024 to March 31, 2025 primarily due to higher inventory volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2023	March 31, 2024	December 31, 2024	March 31, 2025
DSO	66 days	65 days	62 days	65 days
DSI	65 days	46 days	82 days	86 days

Investing activities

Our capital expenditures of $12.0 million and $4.7 million in the first three months of 2025 and 2024, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the first three months of 2025, we paid dividends of $.05 per share to stockholders aggregating $5.8 million and during the first three months of 2024 we paid dividends of $.19 per share aggregating $21.9 million.

During the first three months of 2025, we had net borrowings of $32.9 million on our revolving credit facility.

During the first three months of 2024, in connection with the exchange of €325 million of our existing Kronos International, Inc. (KII) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for our newly issued €276.174 million KII 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, we paid cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. See Note 8 to our Consolidated Financial Statements included in our 2024 Annual Report.

Outstanding debt obligations

At March 31, 2025, our consolidated debt comprised:

●	€351.174 million aggregate outstanding on our 9.50% Senior Secured Notes due March 2029 ($379.1 million carrying amount, net of unamortized premium and unamortized debt issuance costs),
●	€75 million aggregate outstanding on our 3.75% Senior Secured Notes due September 2025 ($81.2 million carrying amount),
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”), and
●	$43.2 million outstanding on our revolving credit facility (the “Global Revolver”).

As defined in the agreement and as calculated for the period ended March 31, 2025, the Global Revolver borrowing base exceeded $300 million.

Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2024 Annual Report. We are in compliance with all of our debt covenants at March 31, 2025. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Senior Secured Notes and the Contran Term Loan, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. Our Senior Secured Notes are collateralized by, among other things, a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor. Our Global Revolver is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories. See Note 6 to our Condensed Consolidated Financial Statements.

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

At March 31, 2025, we had aggregate cash, cash equivalents and restricted cash on hand of $28.6 million, of which $26.6 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Our Global Revolver matures in July 2029, and at March 31, 2025 we have total availability for borrowing of approximately $300 million less any amounts outstanding under this facility. The borrowing base is calculated at least quarterly and the amount available for borrowing may change based on applicable period end balances. See Note 6 to our Condensed Consolidated Financial Statements. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2026) and our long-term obligations (defined as the five-year period ending March 31, 2030, our time period for long-term budgeting). With respect to repayment of the €75 million due in September 2025, we intend to satisfy this obligation through cash generated from operations or to the extent that is not sufficient, a combination of cash generated from operations and borrowings on the Global Revolver. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $55 million in capital expenditures primarily to maintain and improve our existing facilities during 2025, including $12 million in expenditures through March 31, 2025. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand and the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At March 31, 2025, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 11, 13 and 16 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2025.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates, equity security and raw material prices. There have been no material changes in these market risks since we filed our 2024 Annual Report. See also Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2024 Annual Report and Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our President and Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

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

Kronos Worldwide, Inc.
(Registrant)

Date: May 7, 2025	/s/ Tim C. Hafer
Tim C. Hafer
Executive Vice President and Chief Financial Officer (duly authorized officer)

Date: May 7, 2025	/s/ Bryan S. Bell
Bryan S. Bell Vice President and Controller, Global Finance (duly authorized officer)