Form 10-Q
period 2025-06-30
KRONOS WORLDWIDE INC
filed 2025-08-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on August 1, 2025:  115,053,116

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2024	2025
		(unaudited)
Current assets:
Cash and cash equivalents	$106.7	$18.9
Restricted cash	3.3	3.4
Accounts and other receivables, net	291.6	347.1
Inventories, net	656.7	683.5
Prepaid expenses and other	47.0	34.7

Total current assets	1,105.3	1,087.6

Other assets:
Restricted cash	4.7	5.4
Marketable securities	3.4	2.4
Operating lease right-of-use assets	20.6	21.5
Deferred income taxes	55.1	59.4
Goodwill	2.6	2.6
Other	27.7	30.3

Total other assets	114.1	121.6

Property and equipment:
Land	74.2	79.1
Buildings	253.9	277.5
Equipment	1,306.5	1,439.4
Mining properties	115.8	131.8
Construction in progress	41.1	45.4
	1,791.5	1,973.2
Less accumulated depreciation and amortization	1,097.4	1,242.0

Net property and equipment	694.1	731.2

Total assets	$1,913.5	$1,940.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	June 30,
	2024	2025
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$78.3	$87.9
Accounts payable and accrued liabilities	376.3	292.9
Income taxes	22.0	9.4

Total current liabilities	476.6	390.2

Noncurrent liabilities:
Long-term debt	429.1	501.4
Accrued pension costs	117.5	127.1
Operating lease liabilities	17.1	17.1
Deferred income taxes	24.5	23.0
Other	31.7	34.8

Total noncurrent liabilities	619.9	703.4

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.3	1,390.4
Retained deficit	(211.0)	(213.6)
Accumulated other comprehensive loss	(363.5)	(331.2)

Total stockholders’ equity	817.0	846.8

Total liabilities and stockholders’ equity	$1,913.5	$1,940.4

Commitments and contingencies (Notes 11, 13 and 16)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(unaudited)
Net sales	$500.5	$494.4	$979.3	$984.2
Cost of sales	400.3	431.6	807.6	814.5

Gross margin	100.2	62.8	171.7	169.7

Selling, general and administrative expense	57.9	62.1	112.1	123.7
Other operating income (expense):
Currency transactions, net	(3.8)	9.4	2.0	5.0
Other operating expense, net	(2.6)	(2.7)	(6.2)	(5.2)

Income from operations	35.9	7.4	55.4	45.8

Other income (expense):
Interest and dividend income	2.1	.3	3.4	.7
Marketable equity securities	.1	-	.4	(1.0)
Other components of net periodic pension and OPEB cost	(.3)	(.6)	(.6)	(1.1)
Interest expense	(9.8)	(12.8)	(19.0)	(24.4)

Income (loss) before income taxes	28.0	(5.7)	39.6	20.0

Income tax expense	8.5	3.5	12.0	11.1

Net income (loss)	$19.5	$(9.2)	$27.6	$8.9

Net income (loss) per basic and diluted share	$.17	$(.08)	$.24	$.08

Weighted average shares used in the calculation of net income (loss) per share	115.0	115.0	115.0	115.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(unaudited)
Net income (loss)	$19.5	$(9.2)	$27.6	$8.9

Other comprehensive income (loss), net of tax:
Currency translation	1.9	14.2	(18.7)	31.5
Defined benefit pension plans	.5	.4	1.0	.8

Total other comprehensive income (loss), net	2.4	14.6	(17.7)	32.3

Comprehensive income	$21.9	$5.4	$9.9	$41.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at March 31, 2024	$1.2	$1,390.2	$(255.8)	$(361.2)	$774.4
Net income	-	-	19.5	-	19.5
Other comprehensive income, net of tax	-	-	-	2.4	2.4
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.19 per share	-	-	(21.8)	-	(21.8)
Balance at June 30, 2024	$1.2	$1,390.3	$(258.1)	$(358.8)	$774.6

Balance at March 31, 2025	$1.2	$1,390.3	$(198.7)	$(345.8)	$847.0
Net loss	-	-	(9.2)	-	(9.2)
Other comprehensive income, net of tax	-	-	-	14.6	14.6
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.05 per share	-	-	(5.7)	-	(5.7)
Balance at June 30, 2025	$1.2	$1,390.4	$(213.6)	$(331.2)	$846.8

	Six months ended June 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at December 31, 2023	$1.2	$1,390.2	$(242.0)	$(341.1)	$808.3
Net income	-	-	27.6	-	27.6
Other comprehensive loss, net of tax	-	-	-	(17.7)	(17.7)
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.38 per share	-	-	(43.7)	-	(43.7)
Balance at June 30, 2024	$1.2	$1,390.3	$(258.1)	$(358.8)	$774.6

Balance at December 31, 2024	$1.2	$1,390.3	$(211.0)	$(363.5)	$817.0
Net income	-	-	8.9	-	8.9
Other comprehensive income, net of tax	-	-	-	32.3	32.3
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.10 per share	-	-	(11.5)	-	(11.5)
Balance at June 30, 2025	$1.2	$1,390.4	$(213.6)	$(331.2)	$846.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$27.6	$8.9
Depreciation	29.3	29.0
Amortization of operating lease right-of-use assets	2.1	2.0
Deferred income taxes	(2.0)	-
Benefit plan expense less than cash funding	(4.6)	(4.5)
Marketable equity securities	(.4)	1.0
Distributions from TiO2 manufacturing joint venture, net	9.8	-
Other, net	3.5	(2.8)
Change in assets and liabilities:
Accounts and other receivables, net	(81.6)	(21.5)
Inventories, net	100.2	20.5
Prepaid expenses	8.1	16.3
Accounts payable and accrued liabilities	(92.6)	(83.4)
Income taxes	(4.4)	(15.6)
Accounts with affiliates	(.2)	(32.9)
Other, net	.1	1.3

Net cash used in operating activities	(5.1)	(81.7)

Cash flows from investing activities - capital expenditures	(8.1)	(23.2)

Cash flows from financing activities:
Revolving credit facility:
Borrowings	-	306.3
Payments	-	(280.9)
Loan from Contran	53.7	-
Payments on long-term debt	(52.6)	-
Deferred financing fees	(5.8)	-
Dividends paid	(43.7)	(11.5)

Net cash provided by (used in) financing activities	(48.4)	13.9

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	$(61.6)	$(91.0)
Effect of currency exchange rate changes on cash	(.2)	4.0
Balance at beginning of period	202.1	114.7

Balance at end of period	$140.3	$27.7

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$7.4	$22.4
Income taxes	32.4	50.1
Accrual for capital expenditures	.5	3.4

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2025 Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025 (“2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, we held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between us and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of ours. For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2025, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statements of Operations and Cash Flows beginning as of the Acquisition Date. See Note 16 to our Condensed Consolidated Financial Statements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - TiO2 segment information:

Our chief operating decision maker (“CODM”) evaluates the TiO2 segment’s operating performance based on net income (loss) and segment profit (a non-GAAP measure), which we define as net income (loss) before income tax expense and certain general corporate items. These general corporate items include corporate expense and the components of other income (expense) except for trade interest income. Differences between segment profit and the amounts included in consolidated net income (loss) are shown in the table below. Trade interest income included in the calculation of segment profit is not significant for the three and six months ended June 30, 2024 or 2025. Depreciation amounts included in the calculation of segment profit are $15.1 million and $29.0 million for the three and six months ended June 30, 2025, respectively, as compared to $18.4 million and $29.3 million for the same periods in 2024, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Net sales	$500.5	$494.4	$979.3	$984.2

Segment profit	$41.1	$10.9	$64.5	$52.5
Corporate expenses	(3.7)	(3.3)	(7.2)	(6.3)
Corporate interest and dividend income	.6	.1	1.5	.3
Marketable equity securities	.1	-	.4	(1.0)
Other components of net periodic pension and OPEB cost	(.3)	(.6)	(.6)	(1.1)
Interest expense	(9.8)	(12.8)	(19.0)	(24.4)
Income tax expense	(8.5)	(3.5)	(12.0)	(11.1)
Net income (loss)	$19.5	$(9.2)	$27.6	$8.9

Included in segment profit for the three and six month periods ended June 30, 2024 is a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our sulfate process line in Canada in the second quarter of 2024. See the Condensed Consolidated Financial Statements for additional financial information regarding our operating segment.

Note 3 - Accounts and other receivables, net:

	December 31,	June 30,
	2024	2025

	(In millions)
Trade receivables	$269.2	$320.9
Recoverable VAT and other receivables	24.3	23.2
Receivables from affiliates:
Income taxes receivable from Valhi	-	5.6
Other	.6	.2
Refundable income taxes	1.3	1.5
Allowance for doubtful accounts	(3.8)	(4.3)
Total	$291.6	$347.1

Note 4 - Inventories, net:

	December 31,	June 30,
	2024	2025

	(In millions)
Raw materials	$176.9	$142.8
Work in process	52.5	49.2
Finished products	307.5	359.0
Supplies	119.8	132.5
Total	$656.7	$683.5

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

June 30, 2025:
Valhi common stock	1	$2.4	$3.2	$(.8)

At December 31, 2024 and June 30, 2025, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2024 and June 30, 2025, the per share quoted market price of Valhi’s common stock was $23.39 and $16.16, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 6 - Long-term debt:

	December 31,	June 30,
	2024	2025

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$365.4	$410.7
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	78.3	87.9
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	10.0	37.0
Total debt	507.4	589.3
Less current maturities	78.3	87.9
Total long-term debt	$429.1	$501.4

9.50% Senior Secured Notes due 2029 - At June 30, 2025, the carrying value of the 9.50% Senior Secured Notes due 2029 (€351.174 million aggregate principal amount outstanding) is $410.7 million and is stated net of $5.2 million of unamortized premium and $6.2 million of unamortized debt issuance costs. In the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of deferred financing costs.

3.75% Senior Secured Notes due 2025 - At June 30, 2025, the carrying value of the 3.75% Senior Secured Notes due 2025 (€75 million aggregate principal amount outstanding) is $87.9 million.

Revolving credit facility (the “Global Revolver”) - Effective July 17, 2025, we completed an amendment to our Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029. After taking into consideration the effects of the Fourth Amendment, our total availability for borrowing has increased by approximately $50 million. During the first six months of 2025, we borrowed $314.1 million and repaid $287.1 million under this facility. The average interest rate on outstanding borrowings under this facility for the six months ended June 30, 2025 was 5.9%. At June 30, 2025, $37.0 million was outstanding under the Global Revolver and the average interest rate was 5.8%. As defined in the agreement and as calculated for the period ended June 30, 2025, the borrowing base exceeded $350 million. At June 30, 2025, we had total availability for borrowing of approximately $300 million less any amounts outstanding under this facility.

Other - We are in compliance with all of our debt covenants at June 30, 2025.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2024	2025

	(In millions)
Accounts payable	$232.4	$187.0
Accrued sales discounts and rebates	27.6	17.0
Employee benefits	27.6	25.9
Payables to affiliates:
Income taxes payable to Valhi	17.9	-
Contran	.1	1.3
Operating lease liabilities	3.5	4.2
Other	67.2	57.5
Total	$376.3	$292.9

Note 8 - Other noncurrent liabilities:

	December 31,	June 30,
	2024	2025

	(In millions)
Asset retirement obligations	$14.3	$16.2
Accrued postretirement benefits	5.9	6.2
Employee benefits	4.5	5.0
Earn-out liability	4.3	4.6
Other	2.7	2.8
Total	$31.7	$34.8

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Net sales - point of origin:
United States	$279.7	$275.7	$520.6	$598.1
Germany	216.2	214.5	428.4	431.3
Canada	97.6	55.7	186.9	166.5
Norway	77.7	72.8	148.7	143.3
Belgium	61.0	65.6	130.6	131.3
Eliminations	(231.7)	(189.9)	(435.9)	(486.3)
Total	$500.5	$494.4	$979.3	$984.2

Net sales - point of destination:
Europe	$222.6	$226.8	$437.5	$455.3
North America	182.5	188.2	348.5	378.4
Other	95.4	79.4	193.3	150.5
Total	$500.5	$494.4	$979.3	$984.2

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Net periodic pension cost (income):
Service cost	$1.6	$1.5	$3.3	$2.9
Interest cost	4.9	5.4	9.9	10.6
Expected return on plan assets	(5.2)	(5.6)	(10.5)	(10.8)
Recognized actuarial losses	.6	.6	1.2	1.0
Total	$1.9	$1.9	$3.9	$3.7

We expect our 2025 contributions for our pension plans to be approximately $16 million.

We participate in a U.S. pension plan administered by NL which has been closed to new participants since 1996. In accordance with applicable U.S. pension regulations, effective June 30, 2025, NL began the process of terminating the pension plan, which includes the purchase of annuity contracts from a third-party insurance company for the purpose of distributing benefits to plan participants. The termination process involves several steps and is expected to take between six and 12 months to complete. Following the purchase of the annuity contracts for plan participants, we will remove pension plan assets and liabilities from our Condensed Consolidated Financial Statements and a plan settlement gain or loss (which we are currently unable to estimate) will be included in our net periodic pension cost. The plan termination is expected to be completed with existing plan funds. At December 31, 2024, the U.S. pension plan had a benefit obligation of $38.6 million and plan assets of $48.9 million, resulting in a net pension plan asset of $10.3 million.

Note 11 - Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$5.9	$(1.2)	$8.3	$4.2
Non-U.S. tax rates	.1	(.3)	.1	.3
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. companies	(2.1)	(.8)	(2.7)	(1.3)
Valuation allowance, net	2.6	5.0	3.6	5.7
Global intangible low-taxed income, net	1.3	1.1	1.6	1.8
Adjustment to the reserve for uncertain tax positions, net	.2	(.1)	.3	(.1)
State income tax expense (benefit), net	.2	(.3)	.2	(.3)
Nondeductible expenses	.5	.7	.7	1.3
Other, net	(.2)	(.6)	(.1)	(.5)
Income tax expense	$8.5	$3.5	$12.0	$11.1

Comprehensive provision for income taxes allocable to:
Net income	$8.5	$3.5	$12.0	$11.1
Other comprehensive income - pension plans	.1	.1	.3	.2
Total	$8.6	$3.6	$12.3	$11.3

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA, among other provisions, provides for bonus depreciation of qualified property, permanently modifies the interest expense deduction to use an adjusted taxable income based on a calculation similar to EBITDA and other computational changes, and makes changes to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are in the process of evaluating the impact of the provisions of the OBBBA on our consolidated financial statements.

On July 18, 2025, Germany enacted legislation which includes, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point in each of five years until the tax rate reaches 10% in 2032. We have significant German corporate net operating loss carryforwards and we expect to record deferred income tax expense of between $20 million and $23 million in the third quarter of 2025 to reduce our net deferred tax assets as a result of the reduction of the German corporate tax rate.

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 10 for discussion of our defined benefit pension plans.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(286.1)	$(282.7)	$(265.5)	$(300.0)
Other comprehensive income (loss)	1.9	14.2	(18.7)	31.5
Balance at end of period	$(284.2)	$(268.5)	$(284.2)	$(268.5)

Defined benefit pension plans:
Balance at beginning of period	$(75.5)	$(63.4)	$(76.0)	$(63.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.5	.4	1.0	.8
Balance at end of period	$(75.0)	$(63.0)	$(75.0)	$(63.0)

OPEB plans:
Balance at beginning and end of period	$.4	$.3	$.4	$.3

Total accumulated other comprehensive loss:
Balance at beginning of period	$(361.2)	$(345.8)	$(341.1)	$(363.5)
Other comprehensive income (loss)	2.4	14.6	(17.7)	32.3
Balance at end of period	$(358.8)	$(331.2)	$(358.8)	$(331.2)

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2024 and June 30, 2025:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2024
Noncurrent marketable securities (See Note 5)	$3.4	$3.4	$-	$-
Earn-out liability (See Note 16)	(4.3)	-	-	(4.3)
June 30, 2025
Noncurrent marketable securities (See Note 5)	$2.4	$2.4	$-	$-
Currency forward contract	3.2	3.2	-	-
Earn-out liability (See Note 16)	(4.6)	-	-	(4.6)

Currency forward contract - In order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025 we entered into a euro currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. The fair value of the currency forward contract is determined using Level 1 inputs based on the currency forward rates quoted by banks or currency dealers. The estimated fair value of the currency forward contract at June 30, 2025 was $3.2 million, which is recognized in accounts and other receivables, net in our Condensed Consolidated Balance Sheet with corresponding $2.3 million and $3.2 million currency transaction gains recognized in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, respectively.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		June 30, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$114.7	$114.7	$27.7	$27.7
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	365.4	403.4	410.7	444.3
Fixed rate 3.75% Senior Secured Notes due 2025	78.3	77.9	87.9	87.8
Revolving credit facility	10.0	10.0	37.0	37.0

At June 30, 2025, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €1,079 per €1,000 principal amount, and the estimated market price of our 3.75% Senior Secured Notes due 2025 was €999 per €1,000 principal amount. The fair values of our Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. Due to the variable interest rate, the carrying amount of our revolving credit facility is deemed to approximate fair value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

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

Note 16 - Acquisition of Remaining Joint Venture Interest in LPC:

Effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in LPC previously held by Venator. Prior to the acquisition, we held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between us and Venator. We acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment and an additional earn-out payment of up to $15 million. We accounted for the acquisition of the interest in LPC as a business combination and, as a result of obtaining full control, LPC became a wholly-owned subsidiary of ours. The acquisition was financed through a borrowing of $132.1 million under our Global Revolver and the remainder paid with cash on hand.

For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2025 and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statements of Operations and Cash Flows in 2025.

We remeasured our existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because we previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024. See Note 5 of our Consolidated Financial Statements included in our 2024 Annual Report for additional information. The estimated fair value of the earn-out as of December 31, 2024 and June 30, 2025 is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets and is the line item captioned earn-out liability in Note 8. Accretion of the earn-out liability was not material in the three or six month periods ended June 30, 2025. There has been no other activity subsequent to the Acquisition Date impacting the fair value of the acquisition earn-out liability.

The following table summarizes the aggregate fair value of the consideration transferred to gain control of LPC, the current estimate for the fair value of our existing ownership interest in LPC, and the amounts assigned to the identifiable assets acquired and liabilities assumed at the Acquisition Date. Our final purchase price allocation indicated below was based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using independent third-party appraiser valuation techniques including income, cost and market approaches. The total consideration was allocated to the assets acquired and liabilities assumed, with the excess of the consideration over the estimated fair value of the net assets acquired recorded as goodwill. Such final purchase price allocation did not change from our previously-reported preliminary purchase price allocation.

Based on our analysis of the transaction at Acquisition Date, we recognized the following:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the six months ended June 30, 2025, approximately 45% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $9.2 million, or $.08 per share, in the second quarter of 2025 compared to net income of $19.5 million, or $.17 per share, in the second quarter of 2024. For the first six months of 2025, we reported net income of $8.9 million or $.08 per share, compared to net income of $27.6 million, or $.24 per share, in the first six months of 2024. Net income decreased in the second quarter of 2025 as compared to the second quarter of 2024 primarily due to lower production volumes resulting in lower absorption of our fixed production costs. Net income for the first six months of 2025 was lower than net income for the first six months of 2024 primarily due to higher unabsorbed fixed costs as a result of operating our production facilities at reduced rates and higher distribution and warehousing costs due to an increase in finished goods inventory. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

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

Our net income in the first six months of 2024 includes an aggregate charge of $1.5 million ($1.1 million, or $.01 per share, net of income tax benefit) related to a write-off of deferred financing costs. See Note 6 to our Condensed Consolidated Financial Statements.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions, including LPC, into our operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our business;
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion;
●	Changes in raw material and other operating costs (such as energy and ore costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for our TiO2 products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks, software implementation, upgrades or improvements, technology processing failures, or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. federal government on imports from Canada and/or Europe, where we have manufacturing facilities);

●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to comply with covenants contained in our revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities);
●	Government laws and regulations and possible changes therein including new environmental, sustainability, health and safety, or other regulations (such as those seeking to limit or classify TiO2 or its use); and
●	Pending or possible future litigation or other actions.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

Results of operations

Current industry conditions

The first six months of 2025 have seen unprecedented global uncertainty related to U.S. trade policies and geopolitical tensions. Our customers have been hesitant to build inventories, given these uncertainties, which has prolonged the market downturn and which has impacted our sales volumes and pricing momentum. We started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but our average TiO2 selling prices declined 4% during the first six months of 2025. Our average TiO2 selling prices in the first six months of 2025 were comparable to the average selling prices during the first six months of 2024. We had higher overall sales volumes in our European and North American markets somewhat offset by lower sales volumes in our export markets in the first six months of 2025 compared to the first six months of 2024.

We operated our production facilities at 93% of practical capacity utilization in the first half of 2024. In the first half of 2025, our practical capacity utilization was 87% as we reduced operating rates at certain of our manufacturing facilities.

The following table shows our capacity utilization rates during 2024 and 2025.

	Production Capacity Utilization Rates
	2024	2025
First Quarter	87%	93%
Second Quarter	99%	81%

Excluding the effect of changes in currency exchange rates, our cost of sales per metric ton of TiO2 sold in the second quarter and the first half of 2025 was higher as compared to the comparable periods in 2024 due to increases in per metric ton production costs (primarily unabsorbed fixed costs due to reduced operating rates in 2025).

Quarter ended June 30, 2025 compared to the quarter ended June 30, 2024

	Three months ended June 30,
	2024		2025

	(Dollars in millions)
Net sales	$500.5	100%	$494.4	100%
Cost of sales	400.3	80	431.6	87
Gross margin	100.2	20	62.8	13
Selling, general and administrative expense	57.9	12	62.1	13
Other operating income (expense):
Currency transactions, net	(3.8)	(1)	9.4	2
Other operating expense, net	(2.6)	-	(2.7)	(1)
Income from operations	35.9	7	7.4	1
Corporate expense and trade interest income, net	5.2	1	3.5	1
Segment profit (1)	$41.1	8%	$10.9	2%

				% Change
TiO2 operating statistics:
Sales volumes*	134		132	(1)%
Production volumes*	137		125	(9)%
Percentage change in net sales:
TiO2 sales volumes				(1)%
TiO2 product pricing				(1)
TiO2 product mix/other				(1)
Changes in currency exchange rates				2
Total				(1)%
*	Thousands of metric tons

(1) We use segment profit to assess the performance of our TiO2 operations. Segment profit is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income.

Net sales - Net sales in the second quarter of 2025 decreased 1%, or $6.1 million, compared to the second quarter of 2024 primarily due to the effects of a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $7 million), changes in product mix (which decreased net sales by approximately $4 million) and a 1% decrease in sales volumes (which decreased net sales by approximately $3 million). In addition, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $8 million in the second quarter of 2025 as compared to the second quarter of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 1% in the second quarter of 2025 as compared to the second quarter of 2024 primarily due to lower sales volumes in our export markets somewhat offset by higher sales volumes in our North American market.

Cost of sales and gross margin - Cost of sales increased by $31.3 million, or 8%, in the second quarter of 2025 compared to the second quarter of 2024 due to the net effects of unfavorable fixed cost absorption due to reduced operating rates at certain of our manufacturing facilities, higher cost inventory produced in the first quarter and included in cost of sales in the second quarter and currency fluctuations (primarily the euro). Our unabsorbed fixed production costs related to decreased production volumes in the second quarter of 2025 were approximately $20 million. Cost of sales in the second quarter of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our sulfate process line in Canada.

Our cost of sales as a percentage of net sales increased to 87% in the second quarter of 2025 compared to 80% in the same period of 2024 primarily due to the unfavorable fixed cost absorption, higher production costs and currency fluctuations, as discussed above.

Gross margin as a percentage of net sales decreased to 13% in the second quarter of 2025 compared to 20% in the second quarter of 2024. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to lower production volumes resulting in unfavorable fixed cost absorption.

Selling, general and administrative expense - Selling, general and administrative expense increased $4.2 million, or 7%, in the second quarter of 2025 compared to the second quarter of 2024 primarily due to higher distribution and warehousing costs as a result of increased finished goods inventory levels. Selling, general and administrative expense as a percentage of net sales increased to 13% in the second quarter of 2025 compared to 12% in the second quarter of 2024 as a result of the higher distribution and warehousing costs as described above.

Segment profit - Segment profit decreased by $30.2 million to $10.9 million in the second quarter of 2025 compared to segment profit of $41.1 million in the second quarter of 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates increased our segment profit by approximately $14 million in the second quarter of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the second quarter of 2025 increased $3.0 million compared to interest expense in the second quarter of 2024 primarily due to higher overall debt levels. See Note 6 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the second quarter of 2025 increased $.3 million compared to the second quarter of 2024 primarily due to a lower expected return on plan assets.

Income tax expense - We recognized income tax expense of $3.5 million in the second quarter of 2025 compared to income tax expense of $8.5 million in the second quarter of 2024. The difference is primarily due to lower earnings in the second quarter of 2025 and the jurisdictional mix of such earnings, partially offset by the second quarter increase to the valuation allowance against our Belgian net deferred tax asset. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 11 to our Condensed Consolidated Financial Statements.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six months ended June 30,
	2024		2025

	(Dollars in millions)
Net sales	$979.3	100%	$984.2	100%
Cost of sales	807.6	82	814.5	83
Gross margin	171.7	18	169.7	17
Selling, general and administrative expense	112.1	11	123.7	13
Other operating income (expense):
Currency transactions, net	2.0	-	5.0	1
Other operating expense, net	(6.2)	(1)	(5.2)	(1)
Income from operations	$55.4	6%	$45.8	4%
Corporate expense and trade interest income, net	9.1	1	6.7	1
Segment profit (1)	$64.5	7%	$52.5	5%

				% Change
TiO2 operating statistics:
Sales volumes*	264		268	2%
Production volumes*	258		268	4%
Percentage change in net sales:
TiO2 sales volumes				2%
TiO2 product pricing				-
TiO2 product mix/other				(1)
Changes in currency exchange rates				-
Total				1%

*Thousands of metric tons

(1) We use segment profit to assess the performance of our TiO2 operations. Segment profit is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income.

Net sales - Net sales in the first six months of 2025 increased 1%, or $4.9 million, compared to the first six months of 2024 primarily due to the net effects of a 2% increase in sales volumes (which increased net sales by approximately $21 million), and changes in product mix (which decreased net sales by approximately $14 million). In addition, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $3 million in the first six months of 2025 as compared to the first six months of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 2% in the first six months of 2025 as compared to the same period in 2024 due to higher overall sales volumes in our North American and European markets somewhat offset by lower sales volumes in our export markets.

Cost of sales and gross margin - Cost of sales increased by $6.9 million, or 1%, in the first six months of 2025 compared to the first six months of 2024 due to the effects of approximately $18 million in additional unabsorbed fixed production costs recognized as a result of operating our production facilities at reduced rates and a 2% increase in TiO2 sales volumes somewhat offset by lower production costs (primarily raw materials). Cost of sales in the first six months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our sulfate process line in Canada.

Our cost of sales as a percentage of net sales increased to 83% in the first six months of 2025 compared to 82% in the same period of 2024 primarily due to the unfavorable fixed cost absorption somewhat offset by lower production costs noted above.

Gross margin as a percentage of net sales decreased to 17% in the first six months of 2025 compared to 18% in the first six months of 2024. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the unfavorable effects of lower fixed cost absorption.

Selling, general and administrative expense - Selling, general and administrative expense increased $11.6 million, or 10%, in the first six months of 2025 compared to the first six months of 2024 primarily due to higher distribution costs related to higher sales volumes and additional warehousing costs incurred during the first quarter of 2025 to position finished products inventory in the U.S. in response to anticipated U.S. federal government tariff announcements and an increase of finished goods inventory during the second quarter of 2025. Selling, general and administrative expense as a percentage of net sales increased 2% in the first six months of 2025 compared to the same period of 2024 as a result of the factors described above.

Segment profit - Segment profit decreased by $12.0 million to $52.5 million in the first six months of 2025 compared to segment profit of $64.5 million in the first six months of 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates increased our segment profit by approximately $9 million in the first half of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the first six months of 2025 increased $5.4 million compared to interest expense in the first six months of 2024 primarily due to higher overall debt levels and higher average interest rates as the result of debt transactions entered into in 2024. Interest expense for the first six months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. See Note 6 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the first six months of 2025 increased $.5 million compared to the first six months of 2024 primarily due to a lower expected return on plan assets. We recognized an unrealized loss of $1.0 million in the first six months of 2025 compared to an unrealized gain of $.4 million in the first six months of 2024 related to the change in market price of our marketable equity securities. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $11.1 million in the first six months of 2025 compared to income tax expense of $12.0 million in the first six months of 2024. The difference is primarily due to lower earnings in the first six months of 2025 and the jurisdictional mix of such earnings, partially offset by the year-to-date increase to the valuation allowance against our Belgian net deferred tax asset. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. However, in the first six months of 2024, our consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserves for uncertain tax positions, was lower than the U.S federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions. See Note 11 to our Condensed Consolidated Financial Statements.

Effects of currency exchange rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. We periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would recognize from the first two items described above.

Fluctuations in currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended June 30, 2025 vs June 30, 2024
				Translation	Total
				gains -	currency
	Transaction gains (losses) recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$-	$-	$-	$8	$8
Income from operations	(4)	9	13	1	14

The $8 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $14 million increase in income from operations was comprised of the following:

●	Lower net currency transaction losses of approximately $13 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. As discussed in Note 14 to our Condensed Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. We recognized a $2.3 million currency transaction gain in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2025, and
●	There was minimal impact from the effect of the rate changes on translation gains and losses.

Impact of changes in currency exchange rates
Six months ended June 30, 2025 vs June 30, 2024
				Translation	Total
				gains/(losses) -	currency
	Transaction gains recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(3)	$(3)
Income from operations	2	5	3	6	9

The $3 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2025 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $9 million increase in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $3 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. As discussed in Note 14 to our

Condensed Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. We recognized a $3.2 million currency transaction gain in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2025, and
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

Outlook

Overall customer demand decreased in the second quarter of 2025 in all major markets. The momentum we saw at the beginning of the year began to slow toward the second half of the first quarter of 2025 and persisted through the second quarter 2025 as customers continue to be cautious as a result of high interest rates and continued inflation concerns largely driven by ongoing global tariff and trade tensions. We expect demand to remain challenging until the uncertainty around tariffs is resolved and it remains unclear how much impact the economic uncertainty caused by global tariff and trade tensions will have on demand for the remainder of 2025. We believe customer inventory levels remain low; however, customers continue to be hesitant to build inventory and we continue to receive orders on shorter notice than previously experienced. As previously disclosed, in the first quarter of 2025 we implemented tariff mitigation strategies, including building and prepositioning inventory from our Canadian facility in the U.S. which resulted in increased shipping and warehousing costs and increased finished goods inventory in the U.S. As a result of weaker than expected demand in the second quarter of 2025, U.S. inventory balances remain elevated. We reduced our facility operating rates in the second quarter in response to the lower demand levels and we plan to operate our facilities in line with the current demand environment over the remainder of the year as we sell down elevated inventory balances.

Our TiO2 selling prices have remained relatively stable throughout the first half of 2025; however, lower demand, favorable TiO2 availability and minimal order lead times in the marketplace have pressured prices downward. We remain focused on cost reduction initiatives designed to improve our long-term cost structure including ongoing process improvement initiatives. Our raw material, energy, and other input costs continue to trend lower, and we expect this moderation to continue in the second half of 2025. We expect these cost improvements to be reflected in operating results in the third and fourth quarters of 2025 as the lower cost inventory produced works its way through cost of sales. However, due to the weaker than expected demand, increasing pricing pressures, and lower fixed cost absorption as a result of reduced operating rates, we expect to report lower operating results for the full year of 2025 as compared to 2024.

As noted above, we acquired full control of LPC in July 2024. We believe this acquisition adds value to our customers and enables us to better serve the North American marketplace by expanding our product offerings and increasing sales to new and existing customers while realizing significant synergies, including commercial, overhead, and supply chain optimization. We are in the process of fully integrating the additional LPC production capacity and expect the acquisition to positively impact our earnings. However, soft demand, competitive pressures and additional debt service costs from increased borrowings will limit this impact in the near term. We are investing in technological and manufacturing improvements to the LPC facility which are expected to improve the flexibility, quality and cost effectiveness of the facility over the long term.

In July 2025, we increased the maximum borrowings under our credit facility from $300 million to $350 million to provide additional liquidity for general corporate purposes and to support near-term debt maturities, including the €75 million 3.75% Senior Secured Notes due in September 2025. We expect our cash on hand to improve as we reduce inventory levels over the next several quarters. With increased borrowing availability under our revolving credit facility and cash on hand, we believe we are well-positioned to finance our working capital needs and to fully integrate the acquired LPC production capacity.

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

Cash used for operating activities was $81.7 million in the first six months of 2025 compared to cash used of $5.1 million in the first six months of 2024. This $76.6 million increase in the amount of cash used for operating activities was primarily due to the net effect of the following:

●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2025 of $31.1 million,
●	higher cash paid for taxes in 2025 of $17.7 million primarily due to the relative timing of payments.
●	higher cash paid for interest in 2025 of $15.0 million primarily due to increased debt levels and higher average interest rates relative to the comparable period in 2024 and the timing of interest payments,
●	lower net distributions from our TiO2 manufacturing joint venture in 2025 of $9.8 million as the result of obtaining control of LPC in July 2024, and
●	lower income from operations in 2025 of $9.6 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, remained the same from December 31, 2024 to June 30, 2025 primarily due to the consistency in the timing of collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2024 to June 30, 2025 primarily due to higher cost of sales, including higher unabsorbed fixed costs, despite an increase in finished goods quantities.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2023	June 30, 2024	December 31, 2024	June 30, 2025
DSO	66 days	66 days	62 days	62 days
DSI	65 days	47 days	82 days	75 days

Investing activities

Our capital expenditures of $23.2 million and $8.1 million in the first six months of 2025 and 2024, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the first six months of 2025, we paid quarterly dividends of $.05 per share to stockholders aggregating $11.5 million and during the first six months of 2024 we paid quarterly dividends of $.19 per share aggregating $43.7 million.

During the first six months of 2025, we had net borrowings of $25.4 million on our revolving credit facility.

During the first three months of 2024, in connection with the exchange of €325 million of our existing Kronos International, Inc. (“KII”) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for our newly issued €276.174 million KII 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, we paid cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. See Note 8 to our Consolidated Financial Statements included in our 2024 Annual Report.

Outstanding debt obligations

At June 30, 2025, our consolidated debt comprised:

●	€351.174 million aggregate outstanding on our 9.50% Senior Secured Notes due March 2029 ($410.7 million carrying amount, net of unamortized premium and unamortized debt issuance costs),
●	€75 million aggregate outstanding on our 3.75% Senior Secured Notes due September 2025 ($87.9 million carrying amount),
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”), and
●	$37.0 million outstanding on our revolving credit facility (the “Global Revolver”).

Effective July 17, 2025, we completed an amendment to our Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029.

Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2024 Annual Report. We are in compliance with all of our debt covenants at June 30, 2025. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

At June 30, 2025, we had aggregate cash, cash equivalents and restricted cash on hand of $27.7 million, of which $23.4 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2026) and our long-term obligations (defined as the five-year period ending June 30, 2030, our time period for long-term budgeting). Our Global Revolver matures in July 2029, and at June 30, 2025, we had total availability for borrowing of approximately $300 million less any amounts outstanding under this facility. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 6 to our Condensed Consolidated Financial Statements. Effective July 17, 2025, we increased the maximum borrowings under the Global Revolver from $300 million to $350 million to provide additional liquidity for general corporate purposes and to support our near-term debt maturities, including the €75 million 3.75% Senior Secured Notes due September 2025. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to invest approximately $45 million in capital expenditures primarily to maintain and improve our existing facilities during 2025, including $23.2 million in expenditures through June 30, 2025. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand and the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At June 30, 2025, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 11, 13 and 16 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2025.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our Chief Executive Officer and Tim C. Hafer, our Executive Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

Item 6.Exhibits

10.1

Fourth Amendment to Credit Agreement dated July 17, 2025 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on July 17, 2025.

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

Kronos Worldwide, Inc.
(Registrant)

Date: August 6, 2025	/s/ Tim C. Hafer
Tim C. Hafer
Executive Vice President and Chief Financial Officer (duly authorized officer)

Date: August 6, 2025	/s/ Bryan S. Bell
Bryan S. Bell Vice President and Controller, Global Finance (duly authorized officer)