Form 10-Q
period 2025-09-30
KRONOS WORLDWIDE INC
filed 2025-11-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on November 3, 2025:  115,053,116

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2024	2025
		(unaudited)
Current assets:
Cash and cash equivalents	$106.7	$27.7
Restricted cash	3.3	3.3
Accounts and other receivables, net	291.6	334.3
Inventories, net	656.7	659.1
Prepaid expenses and other	47.0	46.0

Total current assets	1,105.3	1,070.4

Other assets:
Restricted cash	4.7	5.4
Marketable securities	3.4	2.3
Operating lease right-of-use assets	20.6	21.0
Deferred income taxes	55.1	50.8
Goodwill	2.6	2.6
Other	27.7	31.5

Total other assets	114.1	113.6

Property and equipment:
Land	74.2	79.2
Buildings	253.9	278.1
Equipment	1,306.5	1,445.7
Mining properties	115.8	135.0
Construction in progress	41.1	44.5
	1,791.5	1,982.5
Less accumulated depreciation and amortization	1,097.4	1,256.8

Net property and equipment	694.1	725.7

Total assets	$1,913.5	$1,909.7

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	September 30,
	2024	2025
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$78.3	$-
Accounts payable and accrued liabilities	376.3	274.0
Income taxes	22.0	5.2

Total current liabilities	476.6	279.2

Noncurrent liabilities:
Long-term debt	429.1	626.2
Accrued pension costs	117.5	125.2
Operating lease liabilities	17.1	16.5
Deferred income taxes	24.5	27.5
Other	31.7	30.4

Total noncurrent liabilities	619.9	825.8

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.3	1,390.4
Retained deficit	(211.0)	(256.4)
Accumulated other comprehensive loss	(363.5)	(330.5)

Total stockholders’ equity	817.0	804.7

Total liabilities and stockholders’ equity	$1,913.5	$1,909.7

Commitments and contingencies (Notes 11, 13 and 16)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(unaudited)
Net sales	$484.7	$456.9	$1,464.0	$1,441.1
Cost of sales	383.5	409.9	1,191.1	1,224.5

Gross margin	101.2	47.0	272.9	216.6

Selling, general and administrative expense	62.3	61.6	174.4	185.3
Other operating income (expense):
Currency transactions, net	2.9	(1.9)	4.9	3.2
Other operating expense, net	(2.9)	(2.7)	(9.1)	(7.9)

Income (loss) from operations	38.9	(19.2)	94.3	26.6

Other income (expense):
Gain on remeasurement of investment in TiO2 manufacturing joint venture	64.5	-	64.5	-
Gain on remeasurement of earn-out liability	-	4.6	-	4.6
Interest and dividend income	1.1	.2	4.5	.9
Marketable equity securities	2.2	(.1)	2.6	(1.1)
Other components of net periodic pension and OPEB cost	(.4)	(.5)	(1.0)	(1.6)
Interest expense	(11.8)	(14.1)	(30.8)	(38.5)

Income (loss) before income taxes	94.5	(29.1)	134.1	(9.1)

Income tax expense	22.7	7.9	34.7	19.0

Net income (loss)	$71.8	$(37.0)	$99.4	$(28.1)

Net income (loss) per basic and diluted share	$.62	$(.32)	$.86	$(.24)

Weighted average shares used in the calculation of net income (loss) per share	115.0	115.0	115.0	115.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(unaudited)
Net income (loss)	$71.8	$(37.0)	$99.4	$(28.1)

Other comprehensive income (loss), net of tax:
Currency translation	6.3	.2	(12.4)	31.7
Defined benefit pension plans	.5	.4	1.5	1.2
Other postretirement benefit plans	-	.1	-	.1

Total other comprehensive income (loss), net	6.8	.7	(10.9)	33.0

Comprehensive income (loss)	$78.6	$(36.3)	$88.5	$4.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended September 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at June 30, 2024	$1.2	$1,390.3	$(258.1)	$(358.8)	$774.6
Net income	-	-	71.8	-	71.8
Other comprehensive income, net of tax	-	-	-	6.8	6.8
Dividends paid - $.05 per share	-	-	(5.8)	-	(5.8)
Balance at September 30, 2024	$1.2	$1,390.3	$(192.1)	$(352.0)	$847.4

Balance at June 30, 2025	$1.2	$1,390.4	$(213.6)	$(331.2)	$846.8
Net loss	-	-	(37.0)	-	(37.0)
Other comprehensive income, net of tax	-	-	-	.7	.7
Dividends paid - $.05 per share	-	-	(5.8)	-	(5.8)
Balance at September 30, 2025	$1.2	$1,390.4	$(256.4)	$(330.5)	$804.7

	Nine months ended September 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at December 31, 2023	$1.2	$1,390.2	$(242.0)	$(341.1)	$808.3
Net income	-	-	99.4	-	99.4
Other comprehensive loss, net of tax	-	-	-	(10.9)	(10.9)
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.43 per share	-	-	(49.5)	-	(49.5)
Balance at September 30, 2024	$1.2	$1,390.3	$(192.1)	$(352.0)	$847.4

Balance at December 31, 2024	$1.2	$1,390.3	$(211.0)	$(363.5)	$817.0
Net loss	-	-	(28.1)	-	(28.1)
Other comprehensive income, net of tax	-	-	-	33.0	33.0
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.15 per share	-	-	(17.3)	-	(17.3)
Balance at September 30, 2025	$1.2	$1,390.4	$(256.4)	$(330.5)	$804.7

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$99.4	$(28.1)
Depreciation	46.3	44.6
Amortization of operating lease right-of-use assets	3.0	3.2
Gain on remeasurement of investment in TiO2 manufacturing joint venture	(64.5)	-
Gain on remeasurement of earn-out liability	-	(4.6)
Premium on issuance of senior secured notes	6.0	4.4
Deferred income taxes	12.1	13.2
Benefit plan expense less than cash funding	(6.7)	(6.2)
Marketable equity securities	(2.6)	1.1
Contributions to TiO2 manufacturing joint venture, net	(2.7)	-
Other, net	3.4	.3
Change in assets and liabilities:
Accounts and other receivables, net	(68.0)	(15.6)
Inventories, net	93.9	44.7
Prepaid expenses	(10.3)	5.0
Accounts payable and accrued liabilities	(68.1)	(101.5)
Income taxes	2.7	(19.0)
Accounts with affiliates	(21.1)	(28.1)
Other, net	.4	(3.0)

Net cash provided by (used in) operating activities	23.2	(89.6)

Cash flows from investing activities:		-
Capital expenditures	(17.2)	(32.7)
Acquisition of remaining TiO2 manufacturing joint venture interest, net of cash acquired	(156.8)	-

Net cash used in investing activities	(174.0)	(32.7)

Cash flows from financing activities:
Revolving credit facility:
Borrowings	148.6	484.4
Payments	(123.9)	(425.7)
Loan from Contran	53.7	-
Payments on long-term debt	(52.6)	(88.0)
Proceeds from issuance of senior secured notes	80.2	88.0
Deferred financing fees	(9.3)	(1.5)
Dividends paid	(49.5)	(17.3)

Net cash provided by financing activities	47.2	39.9

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(103.6)	(82.4)
Effect of currency exchange rate changes on cash	4.4	4.1
Balance at beginning of period	202.1	114.7

Balance at end of period	$102.9	$36.4

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Nine months ended
	September 30,
	2024	2025

	(unaudited)
Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$31.8	$44.6
Income taxes	36.4	45.3
Accrual for capital expenditures	1.4	4.2

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2025 Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025 (“2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, we held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between us and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of ours. For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2025, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statements of Operations and Cash Flows beginning as of the Acquisition Date. See Note 16 to our Condensed Consolidated Financial Statements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - TiO2 segment information:

Our chief operating decision maker (“CODM”) evaluates the TiO2 segment’s operating performance based on net income (loss) and segment profit (loss) (a non-GAAP measure), which we define as net income (loss) before income tax expense and certain general corporate items. These general corporate items include corporate expense and the components of other income (expense) except for trade interest income. Differences between segment profit (loss) and the amounts included in consolidated net income (loss) are shown in the table below. Trade interest income included in the calculation of segment profit (loss) is not significant for the three and nine months ended September 30, 2024 or 2025. Substantially all depreciation expense is included in the calculation of segment profit (loss) for the three and nine months ended September 30, 2025.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In millions)
Net sales	$484.7	$456.9	$1,464.0	$1,441.1

Segment profit (loss)	$43.4	$(15.3)	$107.9	$37.2
Corporate expenses	(3.7)	(3.7)	(10.9)	(10.0)
Corporate interest and dividend income	.3	-	1.8	.3
Marketable equity securities	2.2	(.1)	2.6	(1.1)
Other components of net periodic pension and OPEB cost	(.4)	(.5)	(1.0)	(1.6)
Interest expense	(11.8)	(14.1)	(30.8)	(38.5)
Income tax expense	(22.7)	(7.9)	(34.7)	(19.0)
Gain on remeasurement of investment in TiO2 manufacturing joint venture	64.5	-	64.5	-
Gain on remeasurement of earn-out liability (See Note 16)	-	4.6	-	4.6
Net income (loss)	$71.8	$(37.0)	$99.4	$(28.1)

Included in segment profit for the three and nine month periods ended September 30, 2024 is approximately $4 million and $14 million, respectively, in non-cash charges primarily related to accelerated depreciation in connection with the closure of our sulfate process line in Canada. Segment profit for the nine months ended September 30, 2024 includes $2.2 million of transaction costs incurred in connection with the LPC acquisition and an approximate $2 million charge related to workforce reductions. See the Condensed Consolidated Financial Statements for additional financial information regarding our operating segment.

Note 3 - Accounts and other receivables, net:

	December 31,	September 30,
	2024	2025

	(In millions)
Trade receivables	$269.2	$319.4
Recoverable VAT and other receivables	24.3	15.5
Receivables from affiliates:
Income taxes receivable from Valhi	-	2.7
Other	.6	.7
Refundable income taxes	1.3	.6
Allowance for doubtful accounts	(3.8)	(4.6)
Total	$291.6	$334.3

Note 4 - Inventories, net:

	December 31,	September 30,
	2024	2025

	(In millions)
Raw materials	$176.9	$114.0
Work in process	52.5	50.6
Finished products	307.5	359.4
Supplies	119.8	135.1
Total	$656.7	$659.1

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	gain (loss)

		(In millions)
December 31, 2024:
Valhi common stock	1	$3.4	$3.2	$.2

September 30, 2025:
Valhi common stock	1	$2.3	$3.2	$(.9)

At December 31, 2024 and September 30, 2025, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2024 and September 30, 2025, the per share quoted market price of Valhi’s common stock was $23.39 and $15.78, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 6 - Long-term debt:

	December 31,	September 30,
	2024	2025

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$365.4	$502.3
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	78.3	-
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	10.0	70.2
Total debt	507.4	626.2
Less current maturities	78.3	-
Total long-term debt	$429.1	$626.2

9.50% Senior Secured Notes due 2029 - On September 15, 2025, Kronos International, Inc. (“KII”) issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional Notes”), the proceeds of which were used to refinance the 3.75% Senior Secured Notes (€75 million aggregate principal amount) that matured in September 2025. The Additional Notes were issued as additional notes to the existing €351.174 million aggregate principal amount of 9.50% Senior Secured Notes due 2029 issued on February 12, 2024 and July 30, 2024 (the “Existing Notes”). The Additional Notes were issued at a premium of 105.0% of their principal amount, resulting in net proceeds of approximately $90 million after fees and estimated expenses. In connection with the Additional Notes offering, we incurred approximately $1.7 million of debt issuance costs. The Additional Notes are fungible with the Existing Notes, are treated as a single series and have the same terms as the Existing Notes, other than their date of issuance and issue price.

At September 30, 2025, the carrying value of the 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) is $502.3 million and is stated net of $9.3 million of unamortized premium and $7.4 million of unamortized debt issuance costs. In the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of deferred financing costs.

3.75% Senior Secured Notes due 2025 - The 3.75% Senior Secured Notes due 2025 (€75 million aggregate principal amount) were repaid in September 2025 with proceeds from the Additional Notes offering, as described above.

Revolving credit facility (the “Global Revolver”) - Effective July 17, 2025, we completed an amendment to our Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July

2029. During the first nine months of 2025, we borrowed $492.8 million and repaid $432.6 million under this facility. The average interest rate on outstanding borrowings under this facility for the nine months ended September 30, 2025 was 6.4%. At September 30, 2025, $70.2 million was outstanding under the Global Revolver and the average interest rate was 5.7%. At September 30, 2025, we had total availability for borrowing of approximately $342 million less any amounts outstanding under this facility.

Other - We are in compliance with all of our debt covenants at September 30, 2025.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2024	2025

	(In millions)
Accounts payable	$232.4	$161.0
Accrued sales discounts and rebates	27.6	20.7
Employee benefits	27.6	31.6
Payables to affiliates:
Income taxes payable to Valhi	17.9	-
Contran	.1	2.2
Operating lease liabilities	3.5	4.4
Other	67.2	54.1
Total	$376.3	$274.0

Note 8 - Other noncurrent liabilities:

	December 31,	September 30,
	2024	2025

	(In millions)
Asset retirement obligations	$14.3	$16.7
Accrued postretirement benefits	5.9	6.1
Employee benefits	4.5	4.8
Earn-out liability	4.3	-
Other	2.7	2.8
Total	$31.7	$30.4

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In millions)
Net sales - point of origin:
United States	$290.0	$288.7	$810.6	$886.8
Germany	217.4	208.5	645.8	639.8
Canada	90.9	64.3	277.8	230.8
Norway	66.3	54.2	215.0	197.5
Belgium	64.6	54.6	195.2	185.9
Eliminations	(244.5)	(213.4)	(680.4)	(699.7)
Total	$484.7	$456.9	$1,464.0	$1,441.1

Net sales - point of destination:
Europe	$228.1	$204.7	$665.6	$660.0
North America	179.8	179.9	528.3	558.3
Other	76.8	72.3	270.1	222.8
Total	$484.7	$456.9	$1,464.0	$1,441.1

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In millions)
Net periodic pension cost (income):
Service cost	$1.6	$1.5	$4.9	$4.4
Interest cost	4.9	5.6	14.8	16.2
Expected return on plan assets	(5.2)	(5.7)	(15.7)	(16.5)
Recognized actuarial losses	.7	.5	1.9	1.5
Total	$2.0	$1.9	$5.9	$5.6

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

Note 11 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$19.9	$(6.1)	$28.2	$(1.9)
Non-U.S. tax rates	.2	(1.2)	.3	(.9)
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. companies	(2.6)	2.5	(5.3)	1.2
Valuation allowance, net	2.8	(3.7)	6.4	2.0
Global intangible low-taxed income, net	1.2	(1.7)	2.8	.1
U.S. state income tax expense, net	1.0	.6	1.2	.3
Nondeductible expenses	.3	(1.7)	1.0	(.4)
Impact of tax rate change	-	19.3	-	19.3
Other, net	(.1)	(.1)	.1	(.7)
Income tax expense	$22.7	$7.9	$34.7	$19.0

Comprehensive provision for income taxes allocable to:
Net income	$22.7	$7.9	$34.7	$19.0
Other comprehensive income - pension plans	.1	.1	.4	.3
Total	$22.8	$8.0	$35.1	$19.3

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA, among other provisions, provides for bonus depreciation of qualified property, permanently modifies the interest expense deduction to use an adjusted taxable income based on a calculation similar to EBITDA and other computational changes, and makes changes to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our 2025 consolidated financial statements, and we are in the process of evaluating the impact to future years as additional provisions take effect.

On July 18, 2025, Germany enacted legislation which includes, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point annually for five years reaching 10% in 2032. We recorded a non-cash deferred income tax expense of $19.3 million in the third quarter to reduce our net German deferred tax asset as a result of the reduction of the German corporate tax rate.

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 10 for discussion of our defined benefit pension plans.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(284.2)	$(268.5)	$(265.5)	$(300.0)
Other comprehensive income (loss)	6.3	.2	(12.4)	31.7
Balance at end of period	$(277.9)	$(268.3)	$(277.9)	$(268.3)

Defined benefit pension plans:
Balance at beginning of period	$(75.0)	$(63.0)	$(76.0)	$(63.8)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.5	.4	1.5	1.2
Balance at end of period	$(74.5)	$(62.6)	$(74.5)	$(62.6)

OPEB plans:
Balance at beginning of period	$.4	$.3	$.4	$.3
Other comprehensive income - amortization of prior service credit and net losses included in net periodic OPEB cost	-	.1	-	.1
Balance at beginning and end of period	$.4	$.4	$.4	$.4

Total accumulated other comprehensive loss:
Balance at beginning of period	$(358.8)	$(331.2)	$(341.1)	$(363.5)
Other comprehensive income (loss)	6.8	.7	(10.9)	33.0
Balance at end of period	$(352.0)	$(330.5)	$(352.0)	$(330.5)

Note 13 - Commitments and contingencies:

We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote. We have not accrued any amounts for litigation matters because it is not reasonably possible, we have incurred a loss that would be material to our consolidated financial statements, results of operations or liquidity.

Note 14 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2024 and September 30, 2025:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2024
Noncurrent marketable securities	$3.4	$3.4	$-	$-
Earn-out liability	(4.3)	-	-	(4.3)
September 30, 2025
Noncurrent marketable securities	$2.3	$2.3	$-	$-
Earn-out liability	-	-	-	-

See Note 5 for amounts related to our marketable securities. See Note 16 for additional details related to the acquisition earn-out liability.

Currency forward contract - In order to manage currency exchange rate risk associated with our €75 million 3.75% Senior Secured Notes that matured in September 2025, in the first quarter of 2025 we entered into a euro currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025 resulting in cash proceeds of $2.8 million. We recognized a currency transaction loss of $.4 million and a currency transaction gain of $2.8 million in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively, associated with this contract. At September 30, 2025, we had no currency forward contracts outstanding.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		September 30, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$114.7	$114.7	$36.4	$36.4
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	365.4	403.4	502.3	528.7
Fixed rate 3.75% Senior Secured Notes due 2025	78.3	77.9	-	-
Revolving credit facility	10.0	10.0	70.2	70.2

At September 30, 2025, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €1,057 per €1,000 principal amount. The fair value of our Senior Secured Notes due 2029 was based on quoted market prices; however, these prices represented Level 2 inputs because the market in which the notes trade was not active. Due to the variable interest rate, the carrying amount of our revolving credit facility is deemed to approximate fair value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

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

For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2025 and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statements of Operations and Cash Flows since the Acquisition Date.

We remeasured our existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because we previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024. See Note 5 of our Consolidated Financial Statements included in our 2024 Annual Report for additional information. The estimated fair value of the earn-out as of December 31, 2024 is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets and is the line item captioned earn-out liability in Note 8. The earn-out liability is remeasured at fair value at each reporting date. During the third quarter of 2025, management determined that it is no longer probable the thresholds required to trigger payment of the earn-out will be achieved. As a result, the fair value of the earn-out liability was reduced to zero, resulting in the recognition of a non-cash gain of $4.6 million, which is disclosed as “Gain on remeasurement of earn-out liability” in our Condensed Consolidated Statements of Operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the nine months ended September 30, 2025, approximately 40% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $37.0 million, or $.32 per share, in the third quarter of 2025 compared to net income of $71.8 million, or $.62 per share, in the third quarter of 2024. For the first nine months of 2025, we reported a net loss of $28.1 million or $.24 per share, compared to net income of $99.4 million, or $.86 per share, in the first nine months of 2024. Our net income for the three and nine months ended September 30, 2024 includes a non-cash, pre-tax gain of $64.5 million ($50.9 million or $.44 per share, net of income tax expense) resulting from the measurement of our investment in our joint venture, as discussed below. Income from operations decreased in the third quarter of 2025 as compared to the third quarter of 2024 primarily due to lower production volumes resulting in lower absorption of our fixed production costs and lower average TiO2 selling prices. Income from operations for the first nine months of 2025 was lower than income from operations for the first nine months of 2024 primarily due to lower production volumes resulting in lower absorption of our fixed production costs, lower average TiO2 selling prices and higher distribution and warehousing costs incurred primarily in the first quarter of 2025 to position finished goods products inventory in the U.S. in response to anticipated U.S federal government tariff announcements and an overall increase in finished goods inventory in 2025 compared to 2024. Our results of operations in the first nine months of 2025 were significantly impacted by softening customer demand that began in early 2025 resulting in our decision to reduce our operating rates at our production facilities. Net income for the nine months ended September 30, 2024 includes an aggregate charge of $1.5 million ($1.1 million, or $.01 per share, net of income tax benefit) related to a write-off of deferred financing costs. Comparability of our results was also impacted by the effects of changes in currency exchange rates. See Note 6 to our Condensed Consolidated Financial Statements.

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

Our net loss for the three and nine months ended September 30, 2025 includes a non-cash deferred income tax expense of $19.3 million ($.17 per share) to reduce our net German deferred tax asset as a result of the rate reduction and a non-cash, pre-tax gain of $4.6 million ($3.6 million or $.03 per share, net of income tax expense) resulting from the remeasurement of our earn-out liability. See Note 11 and 16 to our Condensed Consolidated Financial Statements.

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

Results of operations

Current industry conditions

The first nine months of 2025 have seen unprecedented global uncertainty related to U.S. trade policies and geopolitical tensions. Our customers have been hesitant to build inventories, given these uncertainties, which has prolonged the market downturn and impacted our sales volumes and pricing momentum. We started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but our average TiO2 selling prices declined 6% during the first nine months of 2025. Our average TiO2 selling prices in the first nine months of 2025 were 2% lower than average prices during the first nine months of 2024. Overall, our sales volumes have been comparable in the first nine months of 2025 and 2024 with higher overall sales volumes in both the European and North American markets offset by lower sales volumes in our export market.

We operated our production facilities at 93% of practical capacity utilization in the first nine months of 2024. In the first nine months of 2025, our practical capacity utilization was 85% as we reduced operating rates at certain of our manufacturing facilities in response to lower demand.

The following table shows our capacity utilization rates during 2024 and 2025.

	Production Capacity Utilization Rates
	2024	2025
First Quarter	87%	93%
Second Quarter	99%	81%
Third Quarter	92%	80%

Excluding the effect of changes in currency exchange rates and unabsorbed fixed costs, our cost of sales per metric ton of TiO2 sold in the third quarter and the first nine months of 2025 was lower as compared to the same periods in 2024 due to decreases in per metric ton production costs.

Quarter ended September 30, 2025 compared to the quarter ended September 30, 2024

	Three months ended September 30,
	2024		2025

	(Dollars in millions)
Net sales	$484.7	100%	$456.9	100%
Cost of sales	383.5	79	409.9	90
Gross margin	101.2	21	47.0	10
Selling, general and administrative expense	62.3	13	61.6	13
Other operating income (expense):
Currency transactions, net	2.9	-	(1.9)	-
Other operating expense, net	(2.9)	-	(2.7)	(1)
Income (loss) from operations	38.9	8	(19.2)	(4)
Corporate expense and trade interest income, net	4.5	1	3.9	1
Segment profit (loss) (1)	$43.4	9%	$(15.3)	(3)%

				% Change
TiO2 operating statistics:
Sales volumes*	130		126	(3)%
Production volumes*	141		126	(11)%
Percentage change in net sales:
TiO2 sales volumes				(3)%
TiO2 product pricing				(7)
TiO2 product mix/other				1
Changes in currency exchange rates				3
Total				(6)%
*	Thousands of metric tons

(1) We use segment profit (loss) to assess the performance of our TiO2 operations. Segment profit (loss) is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income.

Net sales - Net sales in the third quarter of 2025 decreased 6%, or $27.8 million, compared to the third quarter of 2024 primarily due to the net effects of a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $33 million), a 3% decrease in sales volumes (which decreased net sales by approximately $13 million) and changes in product mix (which increased net sales by approximately $4 million). In addition, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $14 million in the third quarter of 2025 as compared to the third quarter of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 3% in the third quarter of 2025 as compared to the third quarter of 2024 primarily due to lower sales volumes in our European and export markets somewhat offset by higher sales volumes in our North American market.

Cost of sales and gross margin - Cost of sales increased by $26.4 million, or 7%, in the third quarter of 2025 compared to the third quarter of 2024 due to the net effects of unfavorable fixed cost absorption due to reduced operating rates at certain of our manufacturing facilities, higher cost inventory produced in the second quarter relative to the same quarter of 2024 and included in cost of sales in the third quarter and currency fluctuations (primarily the euro). Our unabsorbed fixed production costs related to decreased production volumes in the third quarter of 2025 were approximately $27 million. Cost of sales in the third quarter of 2024 includes a charge of approximately $4 million in non-cash charges related to accelerated depreciation in connection with the closure of our sulfate process line in Canada.

Our cost of sales as a percentage of net sales increased to 90% in the third quarter of 2025 compared to 79% in the same period of 2024 primarily due to the unfavorable fixed cost absorption and currency fluctuations, as discussed above.

Gross margin as a percentage of net sales decreased to 10% in the third quarter of 2025 compared to 21% in the third quarter of 2024. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to lower average TiO2 selling prices and lower production volumes resulting in unfavorable fixed cost absorption.

Selling, general and administrative expense - Selling, general and administrative expense in the third quarter of 2025 was comparable to the third quarter of 2024. Our selling, general and administrative expense in the third quarter of 2024 also includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Selling, general and administrative expense as a percentage of net sales remained consistent at 13% in the third quarters of 2025 and 2024.

Segment profit (loss) - Segment profit decreased by $58.7 million to a segment loss of $15.3 million in the third quarter of 2025 compared to segment profit of $43.4 million in the third quarter of 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates increased our segment loss by approximately $4 million in the third quarter of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the third quarter of 2025 increased $2.3 million compared to interest expense in the third quarter of 2024 primarily due to higher average debt balances and higher interest rates. See Note 6 to our Condensed Consolidated Financial Statements. We recognized an unrealized loss of $.1 million in the third quarter of 2025 related to the change in marketable equity securities compared to an unrealized gain of $2.2 million in the same period of 2024. In the third quarter of 2025, we recognized a non-cash gain of $4.6 million due to the remeasurement of our earn-out liability. We recognized a gain on the remeasurement of our investment in LPC of $64.5 million in the third quarter of 2024 as a result of the acquisition. See Note 16 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $7.9 million in the third quarter of 2025 compared to income tax expense of $22.7 million in the third quarter of 2024. The difference is primarily due to lower earnings in the third quarter of 2025 and the jurisdictional mix of such earnings, partially offset by the impact of the German tax rate change on our German net deferred tax asset. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance, changes in our reserve for uncertain tax positions, or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 11 to our Condensed Consolidated Financial Statements.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine months ended September 30,
	2024		2025

	(Dollars in millions)
Net sales	$1,464.0	100%	$1,441.1	100%
Cost of sales	1,191.1	81	1,224.5	85
Gross margin	272.9	19	216.6	15
Selling, general and administrative expense	174.4	12	185.3	13
Other operating income (expense):
Currency transactions, net	4.9	-	3.2	-
Other operating expense, net	(9.1)	(1)	(7.9)	-
Income from operations	94.3	6	26.6	2
Corporate expense and trade interest income, net	13.6	1	10.6	1
Segment profit (1)	$107.9	7%	$37.2	3%

				% Change
TiO2 operating statistics:
Sales volumes*	394		394	-%
Production volumes*	399		394	(1)%
Percentage change in net sales:
TiO2 sales volumes				-%
TiO2 product pricing				(2)
TiO2 product mix/other				(1)
Changes in currency exchange rates				1
Total				(2)%

*Thousands of metric tons

(1) We use segment profit to assess the performance of our TiO2 operations. Segment profit is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income.

Net sales - Net sales in the first nine months of 2025 decreased 2%, or $22.9 million, compared to the first nine months of 2024 primarily due to the effects of a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $32 million) and changes in product mix (which decreased net sales by approximately $2 million). In addition, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $11 million in the first nine months of 2025 as compared to the first nine months of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes in the first nine months of 2025 were comparable to the same period in 2024 with higher overall sales volumes in our North American and European markets offset by lower sales volumes in our export market.

Cost of sales and gross margin - Cost of sales increased by $33.4 million, or 3%, in the first nine months of 2025 compared to the first nine months of 2024 due to the effects of approximately $45 million in additional unabsorbed fixed production costs recognized as a result of reduced operating rates at our production facilities somewhat offset by lower production costs of approximately $11 million (primarily raw materials) and favorable currency fluctuations (primarily the euro). Cost of sales in the first nine months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our sulfate process line in Canada.

Our cost of sales as a percentage of net sales increased to 85% in the first nine months of 2025 compared to 81% in the same period of 2024 primarily due to unfavorable fixed cost absorption somewhat offset by lower production costs and currency fluctuations noted above.

Gross margin as a percentage of net sales decreased to 15% in the first nine months of 2025 compared to 19% in the first nine months of 2024. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the unfavorable effects of lower fixed cost absorption and lower average selling prices.

Selling, general and administrative expense - Selling, general and administrative expense increased $10.9 million, or 6%, in the first nine months of 2025 compared to the first nine months of 2024 primarily due to an increase in warehousing costs related to carrying a higher level of overall finished goods inventory volumes in 2025 compared to 2024 in addition to incremental warehousing costs incurred during the first quarter of 2025 to position finished products inventory in the U.S. in response to anticipated U.S. federal government tariff announcements. Our selling, general and administrative expense in the first nine months of 2024 also includes $2.2 million of transactions costs incurred in connection with the LPC acquisition. Selling, general and administrative expense as a percentage of net sales increased 1% in the first nine months of 2025 compared to the same period of 2024 as a result of the factors described above.

Segment profit - Segment profit decreased by $70.7 million to $37.2 million in the first nine months of 2025 compared to segment profit of $107.9 million in the first nine months of 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates increased our segment profit by approximately $5 million in the first nine months of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - We recognized a non-cash gain of $4.6 million in the first nine months of 2025 due to the remeasurement of our earn-out liability in the third quarter of 2025. In the first nine months of 2024, we recognized a gain on the remeasurement of our investment in LPC of $64.5 million as a result of the acquisition. See Note 16 to our Condensed Consolidated Financial Statements. Interest expense in the first nine months of 2025 increased $7.7 million compared to interest expense in the first nine months of 2024 primarily due to higher overall debt levels and higher average interest rates as the result of debt transactions entered into in 2024. Interest expense for the first nine months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. See Note 6 to our Condensed Consolidated Financial Statements. We recognized an unrealized loss of $1.1 million in the first nine months of 2025 compared to an unrealized gain of $2.6 million in the first nine months of 2024 related to the change in market price of our marketable equity securities. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $19.0 million in the first nine months of 2025 compared to income tax expense of $34.7 million in the first nine months of 2024. The difference is primarily due to lower earnings in the first nine months of 2025 and the jurisdictional mix of such earnings, partially offset by the impact of the German tax rate change on our German net deferred tax asset. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance, changes in our reserve for uncertain tax positions or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. However, in the first nine months of 2024, our consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserves for uncertain tax positions, was lower than the U.S federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions. See Note 11 to our Condensed Consolidated Financial Statements.

At December 31, 2024, we had significant German corporate and trade net operating loss (NOL) carryforwards of $449.3 million (deferred tax asset “DTA” of $71.1 million) and $41.8 million (DTA of $4.5 million), respectively. Prior to December 31, 2024, and using all available evidence, we had concluded that no deferred income tax asset valuation allowance was required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. At September 30, 2025, we continue to conclude no valuation allowance is required to be recognized for our German DTAs although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Fluctuations in currency exchange rates had the following effects on our sales and income (loss) from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended September 30, 2025 vs September 30, 2024
				Translation	Total
				gains -	currency
	Transaction gains (losses) recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$-	$-	$-	$14	$14
Income (loss) from operations	3	(2)	(5)	1	(4)

The $14 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $4 million increase in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $5 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. As discussed in Note 14 to our Condensed Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in an overall transaction gain of $2.8 million. Of this amount, a $.4 million currency transaction loss was included in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2025, and
●	There was minimal impact from the effect of the rate changes on translation gains and losses.

Impact of changes in currency exchange rates
Nine months ended September 30, 2025 vs September 30, 2024
				Translation	Total
				gains -	currency
	Transaction gains recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$-	$-	$-	$11	$11
Income from operations	5	3	(2)	7	5

The $11 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million increase in income from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $2 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. As discussed in Note 14 to our Condensed Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in a $2.8 million currency transaction gain in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025, and
●	Approximately $7 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024. The effect of the weakening of the U.S. dollar relative to the euro and Norwegian krone had a minimal effect in 2025 as compared to 2024.

Outlook

Overall, customer demand remained weak in the third quarter of 2025, continuing the softening trend that began earlier in the year. High interest rates and sustained economic uncertainty, driven by global tariff and trade tensions, continue to contribute to cautious customer spending. We do not expect sales volumes to improve meaningfully in the near-term and, although we believe customer inventory levels remain low, we are taking additional actions in the fourth quarter of 2025 to reduce our inventory levels by further lowering our operating rates to better align with current demand levels. Given the current depressed demand environment and margins, we believe it is prudent to reduce our operating rates in the fourth quarter to reduce inventory and position our plants to improve operating costs at lower utilization rates. These measures are expected to improve operating cash flows as we focus on maximizing liquidity to manage through the current challenging demand market and to be positioned to respond when market dynamics improve.

In 2025, the TiO2 market has experienced significant capacity reductions, including previously announced shutdowns or curtailments by multiple producers, such as recently announced facility closures in China and certain European jurisdictions in the third quarter of 2025. We believe we may gain market share from these developments both from current and potential customers primarily in Europe. Although we believe customer inventories are low, our customers’ near-term outlook remains uncertain. Certain customers have notified us that they intend to curtail production in the fourth quarter due to expected low downstream demand. In North America, downstream demand remains below historical norms across all end-use customers driven by low consumer confidence and lack of housing market mobility driven by high mortgage rates and home prices, which continue to delay the housing market recovery.

Given the challenging market environment discussed above, we remain committed to implementing additional cost reduction initiatives to improve our long-term cost structure, to ensure we remain competitive, and to capitalize on potential market share opportunities. We are currently implementing targeted workforce reductions across our operating locations impacting both manufacturing and selling, general and administrative costs. These reductions include union supported employees, which take longer to negotiate, and we cannot yet quantify the impact of such initiatives. However, we expect these workforce reductions will have a more significant financial impact than our 2023 and 2024 reductions. Beyond headcount cost savings, we are reviewing costs with all our partners, suppliers, and vendors which we expect to result in cost reductions that will contribute to our cost savings.

Pressure from lower demand and favorable TiO2 availability has caused our selling prices to decrease since the beginning of 2025. Raw material, energy, and other input costs continue to trend lower, and we expect this moderation to continue through the remainder of 2025 as lower cost inventory works its way through cost of sales. However, we expect fourth quarter operating results to be lower than the third quarter and to report lower operating results for the full year of 2025 as compared to 2024 due to weaker than expected demand, continued pricing pressure, and lower fixed cost absorption as a result of reduced operating rates. The capacity reductions noted above and the implementation of anti-dumping duties in various jurisdictions, among other factors, should lead to pricing upside in 2026. Current profit margins are unsustainable, and we will need to achieve price increases, targeted market share gain opportunities, and successfully execute on our cost reduction efforts noted above to achieve reasonable profit margins.

We acquired full control of LPC in July 2024. We believe this acquisition adds value to our customers and enables us to better serve the North American marketplace by expanding our product offerings and increasing sales to new and existing customers while realizing significant synergies, including commercial, overhead, and supply chain optimization. We are in the process of fully integrating the additional LPC production capacity and expect the acquisition to positively impact our earnings. However, soft demand, competitive pressures and additional debt service costs from increased borrowings will limit this impact in the near term. During our planned fourth quarter curtailment, we are investing in technological and manufacturing improvements to the LPC facility which are expected to improve the flexibility, quality, and cost effectiveness of the facility over the long term.

In July 2025, we increased the maximum borrowings under our credit facility from $300 million to $350 million to provide additional liquidity for general corporate purposes. In September 2025, we successfully refinanced our €75 million 3.75% Senior Secured Notes due in September 2025 by issuing €75 million in additional 9.50% Senior Secured Notes due 2029 at an effective rate of 7.8%. We expect our cash on hand to improve as we reduce inventory levels over the next several quarters. With no near-term debt maturities, significant borrowing availability under our revolving credit facility, and cash on hand, we believe we are well-positioned to finance our working capital and capital expenditure needs.

Our expectations for the TiO2 industry and our operations are based on certain factors beyond our control. Our operations are affected by global and regional economic, political, and regulatory factors, and we have experienced global market disruptions. Future impacts on our operations will depend on, among other things, future energy costs, the effects of newly enacted tariffs in jurisdictions where we or our customers and suppliers operate, our success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on our operations or those of our customers and suppliers, all of which remain uncertain and cannot be predicted.

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

Cash used for operating activities was $89.6 million in the first nine months of 2025 compared to cash provided of $23.2 million in the first nine months of 2024. This $112.8 million increase in the amount of cash used for operating activities was primarily due to the net effect of the following:

●	lower income from operations in 2025 of $67.7 million,
●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2025 of $23.9 million,
●	higher cash paid for interest in 2025 of $12.8 million primarily due to increased debt levels and higher average interest rates relative to the comparable period in 2024 and the timing of interest payments,
●	higher cash paid for taxes in 2025 of $8.9 million primarily due to the relative timing of payments,
●	cash premium of $4.4 million on the issuance of senior notes, and
●	lower net contributions to our TiO2 manufacturing joint venture in 2025 of $2.7 million as the result of obtaining control of LPC in July 2024.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, increased from December 31, 2024 to September 30, 2025 primarily due to the relative changes in the timing of collections, and

●	Our average days sales in inventory, or DSI, decreased from December 31, 2024 to September 30, 2025 primarily due to higher cost of sales, including higher unabsorbed fixed costs, despite an increase in finished goods volumes.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2023	September 30, 2024	December 31, 2024	September 30, 2025
DSO	66 days	68 days	62 days	65 days
DSI	65 days	60 days	82 days	79 days

Investing activities

Our capital expenditures of $32.7 million and $17.2 million in the first nine months of 2025 and 2024, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the first nine months of 2025, we paid dividends of $.05 per share each quarter to stockholders aggregating $17.3 million and during the first nine months of 2024 we paid quarterly dividends of $.43 per share aggregating $49.5 million ($.19 in each of the first two quarters and $.05 per share in the third quarter of 2024).

During the first nine months of 2025 and 2024, we had net borrowings of $58.7 million and $24.7 million, respectively, on our revolving credit facility.

In September 2025, Kronos International, Inc. (“KII”) issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional Notes”), the proceeds of which were used to refinance the 3.750% Senior Secured Notes that matured in September 2025. During the first three months of 2024, in connection with the exchange of €325 million of our KII 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for our newly issued €276.174 million KII 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, we paid cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. In the third quarter of 2024, we issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029. See Note 8 to our Consolidated Financial Statements included in our 2024 Annual Report.

Outstanding debt obligations

At September 30, 2025, our consolidated debt comprised:

●	€426.174 million aggregate outstanding on our 9.50% Senior Secured Notes due March 2029 ($502.3 million carrying amount, net of unamortized premium and unamortized debt issuance costs),
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”), and
●	$70.2 million outstanding on our revolving credit facility (the “Global Revolver”).

Effective July 17, 2025, we completed an amendment to our Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029. On September 15, 2025, KII issued Additional Notes, the proceeds of which were used to refinance the 3.75% Senior Secured Notes (€75 million aggregate principal amount) that matured in September 2025. The Additional Notes were issued as additional notes to the existing €351.174 million aggregate principal amount of 9.50% Senior Secured Notes due 2029 issued on February 12, 2024 and July 30, 2024 (the “Existing Notes”). The Additional Notes were issued at a premium of 105.0% of their principal amount, resulting in net proceeds of approximately $90 million after fees and estimated expenses. The Additional Notes are fungible with the Existing Notes, are treated as a single series and have the same terms as the Existing Notes, other than their date of issuance and issue price. See Note 6 to our Condensed Consolidated Financial Statements.

Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2024 Annual Report. We are in compliance with all of our debt covenants at September 30, 2025. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

At September 30, 2025, we had aggregate cash, cash equivalents and restricted cash on hand of $36.4 million, of which $34.6 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2026) and our long-term obligations (defined as the five-year period ending September 30, 2030, our time period for long-term budgeting). Our Global Revolver matures in July 2029, and at September 30, 2025, we had total availability for borrowing of approximately $342 million less any amounts outstanding under this facility. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 6 to our Condensed Consolidated Financial Statements.

Capital expenditures

We intend to invest approximately $45 million in capital expenditures primarily to maintain and improve our existing facilities during 2025, including $32.7 million in expenditures through September 30, 2025. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand and the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At September 30, 2025, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 11, 13 and 16 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies, certain legal proceedings and other commitments.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2025.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of James M. Buch, our Chief Executive Officer and Bradley E. Troutman, our Senior Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

Item 6.Exhibits

10.1

Third Supplemental Indenture dated as of September 15, 2025, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 15, 2025.

10.2

Additional Notes Priority Joinder Agreement dated September 15, 2025, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on September 15, 2025.

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

Kronos Worldwide, Inc.
(Registrant)

Date: November 6, 2025	/s/ Bradley E. Troutman
Bradley E. Troutman
Senior Vice President and Chief Financial Officer (duly authorized officer)

Date: November 6, 2025	/s/ Bryan S. Bell
Bryan S. Bell Vice President and Controller, Global Finance (duly authorized officer)