Form 10-K
period 2025-12-31
KRONOS WORLDWIDE INC
filed 2026-03-09
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the 21.7 million shares of voting stock held by nonaffiliates of Kronos Worldwide, Inc. as of June 30, 2025 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $134.6 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on February 27, 2026:   115,053,116.

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

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions into our operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our business;
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion;
●	Changes in raw material and other operating costs (such as energy and ore costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for our titanium dioxide pigments (“TiO2”) products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;

●	Competitive technology positions;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to comply with covenants contained in our revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities);
●	Government laws and regulations and possible changes therein including new environmental, sustainability, health and safety, or other regulations (such as those seeking to limit or classify TiO2 or its use); and
●	Pending or possible future litigation or other actions.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

PART I

ITEM 1.BUSINESS

General

Kronos Worldwide, Inc. (NYSE: KRO) (“Kronos”), incorporated in Delaware in 1989, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. We, along with our distributors and agents, sell and provide technical services for our products to approximately 3,000 customers in 100 countries with the majority of our sales in Europe, North America and the Asia Pacific region. We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets. Effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) held by Venator Investments, Ltd. (“Venator”) for consideration of $185 million less a working capital adjustment. Prior to the acquisition, we held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between us and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of ours. In 2025, we merged LPC into our wholly-owned subsidiary Kronos Louisiana, Inc. (the combined company is referred to as “Kronos Louisiana”). See Note 5 to our Consolidated Financial Statements.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive index, giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2-3% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. We believe Western Europe and North America account for approximately 14% and 15% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and we believe these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

At December 31, 2025, approximately 50% of our common stock was owned by Valhi, Inc. (NYSE: VHI) and approximately 31% was owned by a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL). Valhi also owns approximately 83% of NL Industries’ outstanding common stock. A wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Products and end-use markets

Including our predecessors, we have produced and marketed TiO2 in North America and Europe, our primary markets, for over 100 years. We believe we are the largest TiO2 producer and chloride process TiO2 producer in Europe with 45% of our 2025 sales volumes attributable to markets in Europe. The table below shows our estimated market share for our significant markets, Europe and North America, for the last three years.

	2023	2024	2025
Europe	12%	14%	15%
North America	16%	17%	19%

We believe we are the leading seller of TiO2 in several countries, including Germany. Overall, we are one of the top four producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 30 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of our core TiO2 pigments represented approximately 90% of our net sales in 2025. We and our agents and distributors primarily sell our products in three major end-use markets: coatings, plastics and paper as well as into the market for white packaging inks.

The following tables show our approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2025:

Sales volume percentages		Sales volume percentages
by geographic region		by end-use
Europe	45%	Coatings	59%
North America	40%	Plastics	30%
Asia Pacific	8%	Paper	8%
Rest of World	7%	Other	3%

Some of the principal applications for our products include the following:

TiO2 for coatings – Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. In general, the higher the opacity requirement and the quality of the coating, the greater the TiO2 content.

TiO2 for plastics – We produce TiO2 pigments that improve the optical and physical properties of plastics, including whiteness and opacity. TiO2 is used to provide opacity to items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding. TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages. TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color. TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market. In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films. Our TiO2 is also included in engineering materials like polycarbonate or acrylonitrile butadiene styrene (“ABS”) which is used in the automotive industry and for appliances, consumer electronics and other applications.

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

We market high-purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste. In pharmaceuticals, our TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance. KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP (United States Pharmacopoeia), BP (British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our net sales in 2025:

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

Manufacturing, operations and properties

Manufacturing – We produce TiO2 in a rutile crystalline form. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2025, chloride process production facilities represented approximately 39% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The substantial majority of our production capacity is manufactured using a chloride process which is a continuous process that uses chlorine to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled, and it utilizes ore containing a higher TiO2 content. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force and uninterrupted power. The chloride process produces an intermediate base pigment with a wide range of properties. The chloride process produces a product with a blueish undertone and is the preferred form to produce TiO2 pigments for use in coatings and plastics, the two largest end-use markets.
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

Joint Venture – Prior to July 16, 2024, one of our subsidiaries and Venator each owned a 50% interest in LPC, which was operated as a manufacturing joint venture. LPC owned and operated a chloride-process TiO2 plant located near Lake Charles, Louisiana. On July 16, 2024, we acquired the 50% interest in LPC held by Venator for consideration of $185 million less a working capital adjustment. In 2025, we merged LPC into our wholly-owned subsidiary Kronos Louisiana, Inc.

Prior to the acquisition, we accounted for our interest in the joint venture by the equity method. The joint venture operated on a break-even basis, and therefore we did not have any equity in earnings of the joint venture. We were required to purchase one-half of the TiO2 produced by the joint venture. All costs and capital expenditures were shared equally with Venator, with the exception of feedstock (purchased natural rutile ore or chlorine slag) and packaging costs for the pigment grades produced. Our share of net costs was reported as cost of sales as the TiO2 was sold. See Note 5 to our Consolidated Financial Statements.

As a result of the acquisition, for financial reporting purposes the assets acquired and liabilities assumed of LPC are included in our Consolidated Balance Sheets as of December 31, 2024 and December 31, 2025, and the results of operations and cash flows of LPC are included in our Consolidated Statements of Operations and Cash Flows beginning as of the Acquisition Date. See Note 5 to our Consolidated Financial Statements.

Operations – We produced 401,000, 535,000 and 480,000 metric tons of TiO2 in 2023, 2024 and 2025, respectively. Our production volumes for 2023 and 2024 through the Acquisition Date include our share of the output produced by our TiO2 manufacturing joint venture. Subsequent to the Acquisition Date, our 2024 and 2025 production volumes include 100% of the production volumes from the Kronos Louisiana facility.

Our average production capacity utilization rates were approximately 72% in 2023, 96% in 2024 and 77% in 2025. Our production levels during 2023 and the second half of 2025 were reduced to align with lower customer demand resulting from challenging economic conditions and geopolitical uncertainties. In 2024, we increased production to meet higher overall customer demand.

Properties – We operate facilities throughout North America and Europe. We have four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, we have a TiO2 plant in Varennes, Quebec, Canada and a TiO2 plant near Lake Charles, Louisiana.

The following table presents the division of our expected 2026 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2
		manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	28%	-%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	15	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	6
Varennes, Canada (3)	TiO2 production, chloride process, slurry facility, titanium chemicals products	16	-
Lake Charles, LA, US	TiO2 production, chloride process, slurry facility	24	-
Total		83%	17%
(1)	The Leverkusen facility is located within a more extensive manufacturing complex. We own our Leverkusen facility, which represents approximately 28% of our current TiO2 production capacity, but we lease the land under the facility under a long-term agreement which expires in 2050. Lease payments are periodically negotiated for periods of at least two years at a time. A third-party operator of the manufacturing complex provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	In the third quarter of 2024, we closed our sulfate process line at our plant in Varennes, Canada. See Note 17 to our Consolidated Financial Statements.

We own the land underlying all of our principal production facilities unless otherwise indicated in the table above.

We also operate an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. In addition, we have corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium and France.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore, chlorine slag, or other high-grade feedstocks), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Africa, the Middle East, Norway, Canada and India. We purchase feedstock for our chloride process TiO2 from the following primary suppliers for volumes for delivery extending, in some cases, through 2028:

Supplier	Product	Renewal Terms
Rio Tinto Iron and Titanium Ltd.	Chloride process grade slag	Auto-renews every two years
Rio Tinto Iron and Titanium Ltd.	Upgraded slag	Auto-renews every two years
Iluka Resources Limited	Rutile ore	Renewal terms upon negotiation

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, Africa, India and South Africa. As one of the few vertically integrated producers of sulfate process TiO2, we operate a rock ilmenite mine in Norway, which provided all of the feedstock for our sulfate process TiO2 plants in 2025. We expect ilmenite production from our mine to meet our sulfate process feedstock requirements for the foreseeable future. We expect the raw materials purchased under these contracts, and other contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes our raw materials purchased or mined in 2025.

Raw materials
Production process/raw material	procured or mined
(In thousands
of metric tons)
Chloride process plants -
Purchased slag or rutile ore	458
Sulfate process plants:
Ilmenite ore mined and used internally	229

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

We also work directly with our customers to monitor the performance of our products in their end-use applications, evaluate the need for improvements in our product and process technology and identify opportunities to develop new product solutions for our customers. Our marketing staff closely coordinates with our sales force and technical specialists to ensure the needs of our customers are met, and to help develop and commercialize new grades where appropriate.

We sell a majority of our products through our direct sales force operating in Europe, North America and other markets. We also utilize sales agents and distributors who are authorized to sell our products in specific geographic areas. In Europe, our sales efforts are conducted primarily through our direct sales force and our sales agents. Our agents do not sell any TiO2 products other than KRONOS® branded products. In North America, our sales are made primarily through our direct sales force and supported by a network of distributors. We have increased our marketing efforts over the last several years in export markets and our sales are now made through our direct sales force, sales agents and distributors. In addition to our direct sales force and sales agents, many of our sales agents also act as distributors to service our customers in all regions. We offer customer and technical service to customers who purchase our products through distributors as well as to our larger customers serviced by our direct sales force.

We sell to a diverse customer base with no single customer representing 10% or more of our net sales in 2025. Our largest ten customers accounted for approximately 35% of net sales in 2025.

Neither our business as a whole nor any of our principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring in the northern hemisphere to meet demand during the spring and summer painting seasons. We generally build inventories to meet expected customer demand.

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service, long-term stability and the availability of high-performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of our product grades. Increasingly, we are focused on providing pigments that are differentiated to meet specific customer requirements and specialty grades that are differentiated from our competitors’ products. During 2025, we had an estimated 7% share of worldwide TiO2 sales volume, and based on sales volume, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are The Chemours Company, Tronox Holdings PLC and LB Group Co. Ltd. The top four TiO2 producers (i.e., we and our three principal competitors) account for approximately 42% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2025:

Worldwide production capacity - 2025
LB Group	14%
Chemours	11%
Tronox	11%
Kronos	6%
Other	58%

Chemours has approximately one-half of total North American TiO2 production capacity and is our principal North American competitor. LB Group previously announced it plans to add an additional 200,000 tons of chloride process capacity, which we expect may be added incrementally over the next several years. However, due to the current extended downturn in the industry as a whole, several of our competitors have recently closed facilities or announced plans to reduce capacity, including Chemours, which closed its Taiwan facility with an estimated 160,000 tons of chloride process capacity in 2023, and Tronox, which closed its 90,000 ton chloride capacity facility in the Netherlands in 2025 and announced its plans to permanently close its 46,000 ton sulfate facility in China in January 2026. In 2025 Venator’s U.K. parent company entered bankruptcy and its facilities were idled and marketed for sale, with a total production capacity of approximately 400,000 tons at least temporarily off the market. In addition, in 2024 we closed our sulfate production line in Varennes, Canada.

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

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving our chloride and sulfate production processes, reducing production costs, improving product quality and strengthening our competitive position by developing new products and applications. Our expenditures for these activities were approximately $18 million in 2023, $14 million in 2024 and $16 million in 2025. We expect to spend approximately $13 million on research and development in 2026.

We continually seek to improve the quality of our grades and have been successful in developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since the beginning of 2020, we have added eight new grades for pigments and other applications.

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

Regulatory and environmental matters

Our operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use, disposition and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air, or water; and the health and safety of our employees. Certain of our operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to comply with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our operations, including production, handling, use, storage, transportation, sale or disposition of hazardous or toxic substances or require us to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity.

We have a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through our KRONOS ecochem® products. We have a published Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all our employees and shared publicly via our website. We have implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, we are focused on energy efficiency at all production locations. Five of our six TiO2 production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated Greenhouse Gas (“GHG”) emissions or enhance efficiency. When possible, we look for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions. We also actively manage potential water-related risks, including flooding and water shortages. Our manufacturing facilities are strategically located adjacent to sources of water, which we use for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union, or the EU. Germany and Belgium are members of the EU and follow its initiatives. Norway is not a member but generally adopts laws and patterns its environmental regulatory actions after those of the EU.

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

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Our dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the General Court of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety, and in August 2025, the Court of Justice of the European Union upheld this decision on appeal.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $26 million in 2025 and are currently expected to be approximately $30 million in 2026.

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

Governmental agencies of countries in which we operate have adopted or are contemplating regulatory changes relating to certain ESG topics, such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022 (“EU CSRD”). We are evaluating and will continue to evaluate the applicability of the EU CSRD as amendments are adopted and regulatory guidance is issued and as the European countries in which we operate adopt implementing legislation, and we will establish a compliance program to address any applicable requirements.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors. In addition, we have an insider trading policy that applies to both employees and non-employee directors.

We have taken steps to integrate ESG considerations into operating decisions along with other critical business factors. We periodically publish an ESG Report, which is available on our public website. The primary purpose of our ESG Report is to describe our policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG. We voluntarily developed these internal metrics and benchmarks, which we use to identify progress and opportunities for improvement. These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance, as the standards, methodologies and assumptions used to determine these metrics vary by subsidiary and jurisdiction.

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

As of December 31, 2025, we employed the following number of people (an approximate 10.5% decrease from 2024):

Europe	1,650
Canada	302
United States	311
Total	2,263

Certain employees at each of our production facilities are organized by labor unions. We strive to maintain good relationships with all our employees, including the unions and workers’ councils representing those employees. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2025, approximately 76% of our worldwide workforce is organized under collective bargaining agreements. We did not experience any work stoppages during 2025, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position, or liquidity.

Health and safety – Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. We are conducting our businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with applicable local regulations and company policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. With this data we calculate incident frequency rates to assess the quality of our safety performance. At the global level we also track overall safety performance. Each of our operating locations is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, we collect the location specific information and apply a U.S.-based injury rate calculation method to arrive at a global total frequency rate, which is expressed as the number of incidents at our operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Our global total frequency rate aggregating information about employees and contractors was 0.95 in 2023 (0.74 of the aggregate represents employees only), 0.70 in 2024 (0.80 of the aggregate represents employees only) and 0.57 in 2025 (0.64 of the aggregate represents employees only).

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

Our sales and profitability are largely dependent on the TiO2 industry. In 2025, approximately 90% of our sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which we operate our business is concentrated, with the top four TiO2 producers accounting for approximately 42% of the world’s production capacity, and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. We face significant competition from international and regional competitors, including increasing competition from TiO2 producers in China, who have significant sulfate production process capacity. Chinese producers have also continued to develop chloride process technology, and the risk of substitution of our products with products made by Chinese producers could increase if Chinese producers increase the use of chloride process technology and improve the quality of their sulfate and chloride products. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs, including our competitors with vertically integrated sources of raw materials for the chloride process who may have a competitive advantage during periods of high or rising raw material costs or who operate in regions with less stringent regulatory requirements. For example, Chinese competition generally has lower operating costs due to less stringent regulatory and environmental compliance requirements and less expensive energy prices. China has dumped lower cost sulfate process TiO2 into markets we serve. In some cases, Western TiO2 producers have been successful in obtaining anti-dumping duties on Chinese imports such as the duties recently enacted in the European Union, Brazil, Saudi Arabia, and other jurisdictions. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand extended periods of reduced demand or other changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which our facilities are located. Titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which we purchase or mine our raw material supplies could adversely affect raw material availability. If we or our worldwide vendors are unable to meet our planned or contractual obligations and we are unable to obtain necessary raw materials, we could incur higher costs for raw materials or we may be required to reduce production levels. For example, we experienced increases in feedstock costs in 2023 and 2024, which negatively affected our margins. We have also experienced higher operating costs such as energy costs. Future variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect our operating results and decrease liquidity as we may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels.

We have supply contracts that provide for our TiO2 feedstock requirements. While we believe we will be able to renew these contracts, as necessary, we do not know if we will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our current agreements have minimum purchase requirements, targeted purchases or require us to purchase certain minimum percentage-based quantities of feedstock based upon our annual purchasing requirements. We estimate aggregate purchases under these feedstock agreements will be between approximately $375 and $450 million in 2026. In addition, we have other long-term supply and service contracts that provide for various raw materials and services, which may require us to purchase certain minimum quantities. Our obligations under these contracts could adversely affect our financial results if we significantly reduce our production and we are unable to modify the contractual commitments.

Our acquisition of the remaining 50% interest in LPC may not generate benefits we anticipate and may otherwise affect our business and prospects.

In July 2024 we completed the LPC acquisition in which we purchased the 50% ownership interest in LPC we did not previously own and we subsequently merged LPC into our wholly-owned subsidiary, Kronos Louisiana. If we experience unforeseen technological, operational or other difficulties in integrating the Kronos Louisiana facility into our operations as our wholly-owned subsidiary, we may not be able to implement the process innovations at the facility that we expect. In addition, we may not be able to achieve the anticipated synergies or improvements in efficiency and product quality that we expect. With or without such difficulties, the integration of the Kronos Louisiana facility into our operations may divert significant management time and attention from our other operations. If we fail to successfully integrate the Kronos Louisiana facility into our operations, if the acquisition does not provide expected synergies or sales increases, or if Kronos Louisiana has unexpected legal, regulatory, or financial liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

Financial Risk Factors

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We have a significant amount of debt, primarily related to our 9.50% Senior Secured Notes due 2029, our term loan from Contran, and borrowings on our global revolving credit facility (the “Global Revolver”). As of December 31, 2025, our total consolidated debt was approximately $557.4 million. Our level of debt could have important consequences to our stockholders and creditors, including:

●	making it more difficult for us to satisfy our obligations with respect to our liabilities;
●	increasing our vulnerability to adverse general economic and industry conditions;
●	requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;

●	limiting the ability of our subsidiaries to pay dividends to us or limiting our ability to pay dividends to our shareholders;
●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	placing us at a competitive disadvantage relative to other less leveraged competitors.

Indebtedness outstanding under our Global Revolver accrues interest at variable rates. To the extent market interest rates rise, the cost of our debt could increase, even if the amount borrowed remains the same, adversely affecting our financial condition, results of operations and cash flows.

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts with minimum commitments and other long-term supply and service contracts, as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $193 million in 2026. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our Global Revolver in the future, in some instances, will depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the credit agreement governing the Global Revolver.

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

We operate our businesses in several different countries and sell our products worldwide. For example, during 2024 and 2025, approximately 44% and 45% of our sales volumes, respectively, were sold into European markets. The majority (but not all) of our sales from our operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

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

We operate production facilities in several countries and many of our facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. Governmental agencies of countries in which we operate have determined, or may determine in the future, the consumption of energy derived from fossil fuels is a major contributor to climate change and have adopted or are contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations requiring enhanced reporting (such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022) as well as legislation regulating carbon and other GHG emissions and the use of renewable energy. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms. To date, the existing GHG laws and regulations in effect in the various countries in which we operate have not had a material adverse effect on our financial results. Until the timing, scope and extent of any new or future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition. However, if further GHG laws and regulations were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future laws and regulations focused on climate change and/or GHG emissions could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such laws and regulations.

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political and regulatory environments.

We manufacture and distribute our products globally. Revenue from non-U.S. markets accounted for approximately 66%, 66% and 64% of our revenue for the years ended December 31, 2023, 2024 and 2025, respectively. We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including:

●	global or regional economic downturn;
●	changes in tariffs, trade barriers, and regulatory requirements, such as the enactment of tariffs on goods imported into the U.S. including, but not limited to, tariffs enacted on goods imported from Canada where we manufacture a significant portion of the TiO2 we sell in North America. Tariffs could make our products more expensive which would reduce demand or require us to absorb the increased costs reducing our operating margins;
●	protectionist laws, policies, and business practices and nationalistic campaigns such as economic sanctions and exchange controls;
●	U.S. relations with the governments of the other countries in which we operate;
●	terrorism, armed conflict (such as the current conflicts between Russia and Ukraine);
●	natural disasters, pandemics or other health crises, climate change and other events beyond our control;
●	difficulties enforcing agreements or other legal rights; and
●	our effective tax rate may fluctuate based on the variability of geographic earnings and statutory rates.

TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

The U.S. federal government has recently implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. As we currently manufacture a significant portion of our North American TiO2 in Canada, if sustained for an extended period of time, a tariff on our imports into the U.S. from Canada would make our products manufactured in Canada and sold into the U.S. more expensive. As a result, demand for these products could be reduced, or we could be required to absorb the increased costs or increase prices of such products. Tariff mitigation strategies, such as those we undertook in the first quarter of 2025 which included building and positioning inventory from our Canadian facility into the U.S., may result in increased shipping and warehousing costs. Future mitigation strategies may offer only temporary relief from the effect of these tariffs. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. government that restrict trade, such as additional tariffs, trade barriers and other protectionist or retaliatory measures taken in response, could adversely impact our ability to sell our products in the U.S. or reduce our revenues and gross margins. These measures may also increase our costs of Canadian feedstock imported into the U.S. and could adversely impact our gross margins or require us to raise prices thereby making our products less competitive. Additional tariffs imposed by the U.S or any retaliatory or reciprocal tariffs imposed by other countries could also increase the cost of feedstock and other raw materials that go into making TiO2, the extent of which is unknown. The ultimate impact of any tariffs will depend on various factors, including the length of time tariffs are ultimately implemented and the amount, scope and nature of the tariffs.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 1C.CYBERSECURITY

We recognize the importance of proactively assessing, identifying and managing material risks associated with cybersecurity threats. These risks include, among other things: operational disruptions, intellectual property theft, fraud, extortion, harm to employees or customers and violations of data privacy or security laws. Our cybersecurity program is built on both operational and compliance foundations. The operational component focuses on continuous monitoring, detection, prevention, measurement, analysis and response to cybersecurity threats and incidents, including emerging risks. The compliance component provides oversight through risk-based controls designed to protect the confidentiality, integrity and availability of company data stored, processed or transmitted. Our cybersecurity program is fully integrated into our enterprise-wide risk management framework.

Our cybersecurity program is led by our chief information officer (“CIO”), who is ultimately responsible for developing and executing our overall information security strategy, policies, security engineering, operations and cyber threat detection and response. Our CIO has extensive information technology (“IT”) and program management experience and leads a team with significant tenure and familiarity with our organization. Our cybersecurity risks are also reviewed and tested annually through third party assessments and internal and external information technology audits. Our information technology team reviews cybersecurity risks at least annually, integrating findings into strategic risk assessments and applicable corrective action plans. Our CIO reports to our chief executive officer.

We continually enhance our cyber defense strategy with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously bolstering our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity posture. We engage reputable third-party security firms to provide guidance on industry best practices and regulatory standards, to support proactive and reactive cybersecurity efforts, and to conduct periodic evaluations of our cybersecurity posture, including red team testing and security audits; these evaluations include testing both the design and operational effectiveness of our security controls. All company employees are required to complete cybersecurity training at least twice a year, have access to on-demand cybersecurity training through a web-based tool, and receive additional informational updates as necessary. Employees in certain roles also receive additional role-based, specialized cybersecurity training.

We have a Cybersecurity Incident Disclosure and Controls Committee (“CIDAC”) which is central to our response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our CIO and other senior executives including our chief financial officer, chief operating officer and general counsel. Information security events and incidents are evaluated, ranked by severity and prioritized for response and remediation. Our IT team is responsible for categorizing cybersecurity incidents, and those deemed high-risk or critical are escalated to the CIDAC for strategic review and response coordination. Incidents are evaluated to determine regulatory requirements, materiality, and potential operational, financial and reputational impact. Our CIDAC performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. As needed, we collaborate with external cybersecurity experts and legal advisors to help ensure a robust response strategy.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our CIO, provides regular updates to the board of directors on our cybersecurity posture, emerging threats and our risk mitigation efforts. Our board of directors is apprised of cybersecurity incidents deemed to have significant business impact, even if they are not material to us. The board has delegated some of its primary risk oversight to board committees, including that our audit committee facilitates the board’s process of oversight of our overall risk management approach. Our full board retains oversight of cybersecurity because of its importance to us and visibility with our customers.

We also maintain a documented incident response plan. In the event of an incident, we follow a structured incident response playbook, which outlines clear and defined steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (such as legal and human resources), senior leadership and the board, as appropriate. We also conduct post-incident reviews to identify lessons learned and implement continuous improvements.

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

Our common stock is listed and traded on the New York Stock Exchange (symbol: KRO). As of February 27, 2026, there were approximately 1,400 holders of record of our common stock.

In December 2010, our board of directors authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We have 1,017,518 shares available for repurchase under the stock repurchase program at December 31, 2025 after repurchasing 313,814 shares in 2023 and none in both 2024 and 2025. See Note 13 to our Consolidated Financial Statements.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Index and an index of a self-selected peer group of companies. The peer group index is comprised of The Chemours Company and Tronox Holdings PLC. The graph shows the value at December 31 of each year, assuming an original investment of $100 at December 31, 2020 and reinvestment of cash dividends and other distributions to stockholders.

	2020	2021	2022	2023	2024	2025
Kronos Common Stock	$100	$106	$70	$81	$83	$39
S&P 500 Composite Stock Index	100	129	105	133	166	196
Peer Group	100	149	119	127	78	48

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
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

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2025, 71,000 shares are available for awards under this plan. See Note 13 to our Consolidated Financial Statements.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2. TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. During 2025, 45% of our sales volumes were sold into European markets. We believe we are the largest producer of TiO2 in Europe with an estimated 15% share of European TiO2 sales volumes in 2025. In addition, we estimate we have a 19% share of North American TiO2 sales volumes in 2025. Our production facilities are located in Europe and North America.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe our customers’ inventory levels are influenced in part by their expectation for future changes in TiO2 selling prices as well as their expectation for future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered differentiated commodity pigment products with price and availability being the most significant competitive factors along with product quality and customer and technical support services.

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

Executive summary

We reported a net loss of $110.9 million, or $.96 per share, in 2025 compared to net income of $86.2 million, or $.75 per share, in 2024. The decline in results was primarily driven by lower income from operations. In 2025, we experienced an increase in unabsorbed fixed production costs due to production curtailments, lower average TiO2 selling prices, and higher distribution and warehousing costs. Distribution and warehousing costs were elevated mainly in the first quarter of 2025 as we repositioned finished goods inventory in the U.S. ahead of anticipated U.S. federal government tariff announcements. We also incurred higher carrying costs associated with increased finished goods inventory volumes in 2025 compared to 2024. To manage inventory levels and preserve liquidity, we implemented production curtailments in 2025, most significantly during the fourth quarter. Additionally, in the fourth quarter of 2025, we implemented cost reduction initiatives, including workforce reductions and other measures, to improve our long-term cost structure and reduce overall production costs. Comparability of our results are also impacted by the effects of changes in currency exchange rates.

As previously reported, effective July 16, 2024 (the “Acquisition Date”), we acquired the 50% joint venture interest in LPC previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, we held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between us and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of ours. In 2025, we merged LPC into our wholly-owned subsidiary Kronos Louisiana, Inc. (the combined company is referred to as “Kronos Louisiana”). We accounted for the acquisition as a business combination. The results of operations of LPC are included in our Consolidated Statements of Operations beginning as of the Acquisition Date. See Note 5 to our Consolidated Financial Statements.

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

Our net loss in 2025 includes:

●	a non-cash deferred income tax expense of $19.3 million ($.17 per share) to reduce our net German deferred tax asset as a result of the rate reduction recognized in the third quarter,
●	recognition in the fourth quarter, of $10.3 million ($7.6 million, or $.06 per share, net of income tax expense) related to restructuring costs associated with workforce reductions,
●	recognition in the fourth quarter of $9.0 million ($7.1 million, or $.06 per share, net of income tax expense) settlement loss related to the termination and buy-out of our pension plan in the United States,
●	a non-cash deferred income tax expense of $8.5 million ($.07 per share) related to the recognition of a valuation allowance on our German interest deduction limitation deferred tax asset recognized in the fourth quarter, and
●	a non-cash, pre-tax gain of $4.6 million ($3.6 million, or $.03 per share, net of income tax expense) resulting from the remeasurement of our earn-out liability recognized in the third quarter,

Our net income in 2024 includes:

●	a non-cash, pre-tax gain of $64.5 million ($50.9 million, or $.44 per share, net of income tax expense) resulting from the remeasurement of our investment in LPC recognized in the third quarter,
●	a non-cash deferred income tax expense of $16.5 million ($.14 per share) related to final tax regulations on the treatment of certain currency translation gains and losses recognized in the fourth quarter,
●	a non-cash deferred income tax expense of $8.2 million ($.07 per share) related to the recognition of a deferred income tax asset valuation allowance related to our Belgian net deferred tax assets recognized in the fourth quarter, and
●	an aggregate charge of $1.5 million ($1.1 million, or $.01 per share, net of income tax benefit) related to a write-off of deferred financing costs.

Our net loss in 2023 includes:

●	an aggregate $2.5 million ($2.0 million, or $.02 per share, net of income tax expense) pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020, recognized in the first, second and third quarters,
●	recognition in the second quarter of a $1.3 million ($.9 million, or $.01 per share, net of income tax expense) settlement loss related to the termination and buy-out of our pension plan in the United Kingdom,

●	recognition in the fourth quarter of a $3.8 million ($2.8 million, or $.02 per share, net of income tax expense) fixed asset impairment related to the write-off of certain costs resulting from a capital project termination, and
●	recognition, primarily in the fourth quarter, of $5.8 million ($4.3 million, or $.04 per share, net of income tax expense) of restructuring costs related to workforce reductions.

Comparison of 2025 to 2024 Results of Operations

	Years ended December 31,
	2024		2025

	(Dollars in millions)
Net sales	$1,887.1	100%	$1,859.4	100%
Cost of sales	1,527.8	81	1,646.4	89
Gross margin	359.3	19	213.0	11
Selling, general and administrative expense	225.6	12	245.2	13
Other operating income (expense):
Currency transactions, net	1.6	-	5.4	-
Other operating expense, net	(12.4)	-	(9.7)	-
Income (loss) from operations	122.9	7	(36.5)	(2)
Corporate expense and trade interest income, net	18.1	1	14.3	1
Segment profit (loss) (1)	$141.0	8%	$(22.2)	(1)%

				% Change
TiO2 operating statistics:
Sales volumes*	504		512	2%
Production volumes*	535		480	(10)%
Percentage change in net sales:
TiO2 sales volumes				2%
TiO2 product pricing				(4)
TiO2 product mix/other				-
Changes in currency exchange rates				1
Total				(1)%

* Thousands of metric tons

(1) We use segment profit (loss) to assess the performance of our TiO2 operations. Segment profit (loss) is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income.

Industry conditions and 2025 overview – Throughout 2025, the market faced significant global uncertainty driven by evolving U.S. trade policies and sustained geopolitical tensions. These factors, combined with continued market weakness compared to historical periods, contributed to additional global capacity reductions by TiO2 producers in 2025, including both announced plant closures and lower operating rates. While we have seen some incremental benefit as a result of certain plant closures, primarily in Europe and particularly in the fourth quarter of 2025, the prolonged market downturn has negatively impacted our sales volume and led to pricing degradation as the year progressed. We started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but ended 2025 with average TiO2 selling prices 10% lower. Overall, our sales volumes have increased slightly in 2025 as compared to 2024 with higher overall sales volumes in both the European and North American markets offset by lower sales volumes to the export market.

We operated our production facilities at 96% of practical capacity utilization in 2024 and continued operating at similar rates in early 2025. When the demand outlook began to soften, we adjusted our production operating rates downward in the second and third quarters of 2025, and we implemented a more significant production curtailment in the fourth quarter of 2025 to reduce finished goods inventory levels and preserve liquidity. The following table shows our capacity utilization rates during 2024 and 2025.

	Production Capacity Utilization Rates
	2024	2025
First Quarter	87%	93%
Second Quarter	99%	81%
Third Quarter	92%	80%
Fourth Quarter	97%	55%
Overall	96%	77%

Excluding the effect of changes in currency exchange rates and unabsorbed fixed costs, our cost of sales per metric ton of TiO2 sold in 2025 was lower as compared to 2024 primarily due to decreases in per metric ton production costs (primarily raw materials).

In response to the extended period of reduced demand in 2025, discussed above, we have taken measures to further reduce our operating costs and improve our long-term cost structure. In the fourth quarter of 2025, we implemented certain voluntary and involuntary workforce reductions across our operating locations impacting both manufacturing and selling, general and administrative costs. We recognized a total of approximately $10 million in restructuring charges in the fourth quarter of 2025 related to workforce reductions impacting approximately 226 positions. See Note 17 to our Consolidated Financial Statements.

Net sales – Our net sales in 2025 decreased 1%, or $27.7 million, compared to 2024 primarily due to a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $75 million) somewhat offset by a 2% increase in sales volumes (which increased net sales by approximately $38 million). Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $24 million in 2025 as compared to 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 2% as compared to 2024 primarily due to market share gains in our European, North American and Latin American markets related to our 2024 acquisition of LPC. Our sales volumes were 7% higher in the fourth quarter of 2025 as compared to the fourth quarter of 2024 primarily due to incremental market share increases in the European market as a result of competitor plant closures in Europe.

Cost of sales and gross margin – Cost of sales increased $118.6 million, or 8%, in 2025 compared to 2024 due to the net effects of approximately $111 million in unabsorbed fixed production costs (including $54 million in the fourth quarter) recognized as a result of reduced operating rates at our production facilities, lower production costs of approximately $14 million (primarily raw materials) and favorable currency fluctuations (primarily the euro). Our unabsorbed fixed production costs in 2024 were $12 million. Cost of sales in 2025 includes a charge in the fourth quarter of 2025 of approximately $4 million related to workforce reductions noted above. Our cost of sales in 2024 include a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges related to the closure of our sulfate process line in Canada.

Our cost of sales as a percentage of net sales increased to 89% in 2025 compared to 81% in 2024 primarily due to the unfavorable fixed cost absorption and currency fluctuations, as discussed above.

Gross margin as a percentage of net sales decreased to 11% in 2025 compared to 19% in 2024. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to lower average TiO2 selling prices and lower production volumes resulting in unfavorable fixed cost absorption.

Selling, general and administrative expense – Selling, general and administrative expense increased $19.6 million, or 9%, in 2025 compared to 2024 primarily due to an increase in warehousing costs related to carrying higher overall levels of finished goods inventory volumes in 2025 compared to 2024 as well as incremental warehousing costs incurred during the first quarter of 2025 to position inventory produced in Canada into the U.S. in response to anticipated U.S federal government tariff announcements. Our selling, general and administrative expense in 2025 includes approximately $6 million related to workforce reductions recognized in the fourth quarter as noted above. Our selling, general and administrative expense in 2024 includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Selling, general and administrative expense as a percentage of net sales increased 1% in 2025 as compared to 2024 as a result of the factors described above.

Segment profit (loss) – Segment profit decreased by $163.2 million to a segment loss of $22.2 million in 2025 compared to segment profit of $141 million in 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased our segment loss by approximately $8 million in 2025 as compared to 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) – Interest expense in 2025 increased $10.1 million compared to 2024 primarily due to higher average debt balances and higher average interest rates. We recognized a loss of $1.6 million on the change in value of our marketable equity securities in 2025 compared to a gain of $1.2 million in 2024. See Note 6 to our Consolidated Financial Statements. In 2025, we recognized a non-cash gain of $4.6 million due to the remeasurement of our earn-out liability. In 2024, we recognized a gain on the remeasurement of our investment in LPC of $64.5 million as a result of the acquisition. See Note 5 to our Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in 2025 increased $10.5 million compared to 2024 primarily due to a $9 million settlement loss incurred in the fourth quarter of 2025 related to the termination of our U.S. pension plan. See Note 10 to our Consolidated Financial Statements.

Income tax expense – We recognized income tax expense of $13.5 million in 2025 compared to income tax expense of $63.4 million in 2024. The difference is primarily due to lower earnings in 2025 and the jurisdictional mix of such earnings, partially offset by the following:

●	a non-cash deferred income tax expense of $19.3 million in the third quarter of 2025 to reduce our net German deferred tax asset as a result of the reduction of the German corporate tax rate,
●	a non-cash deferred income tax expense of $9.2 million in 2025 ($5.7 million in 2024) related to the valuation allowance recorded against the portion of our U.S. federal carryforwards of the nondeductible portion of our interest expense,
●	a non-cash deferred income tax expense of $8.5 million in 2025 with respect to the valuation allowance recorded against our German corporate and trade tax carryforwards of the nondeductible portion of our German interest expense,
●	a non-cash deferred income tax expense of $8.6 million in 2025 ($8.2 million in 2024) related to the recognition of a deferred income tax asset valuation allowance related to our Belgian net deferred tax assets, and
●	a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter of 2024 related to the pretransition gain computed on currency translation related to the operations, assets and liabilities of our non-U.S. qualified business units.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

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

Cost of sales and gross margin – Cost of sales increased $26.2 million, or 2%, in 2024 compared to 2023 due to the net effects of a 20% increase in sales volumes, a 33% increase in production rates resulting in reduced unabsorbed fixed production costs, and lower production costs of approximately $115 million (primarily energy and raw materials). Our unabsorbed fixed production costs in 2024 were $12 million (incurred in the first quarter) compared to $96 million in 2023 related to curtailments that began in 2022 and continued into the first quarter of 2024, as discussed above. Our cost of sales in 2024 include a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges related to the closure of our sulfate process line in Canada. Sales and production volumes resulting from the LPC acquisition did not materially impact comparisons to the prior year.

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

Income tax expense (benefit) –We recognized income tax expense of $63.4 million in 2024 compared to an income tax benefit of $23.8 million in 2023. The difference is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.

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

Effects of currency exchange rates

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars) and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. We periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would recognize from the first two items described above.

Fluctuations in currency exchange rates had the following effects on our sales and income (loss) from operations for the periods indicated.

Impact of changes in currency exchange rates - 2025 vs. 2024
				Translation
				gains	Total currency
	Transaction gains recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs. 2024

	(In millions)
Impact on:
Net sales	$-	$-	$-	$24	$24
Income (loss) from operations	2	5	3	5	8

The $24 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $8 million decrease in loss from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $3 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. As discussed in Note 16 to our Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025 we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in an overall transaction gain of $2.8 million included in our Consolidated Statement of Operations for the year ended 2025, and
●	Approximately $5 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024. The effect of the weakening of the U.S. dollar relative to the Norwegian krone caused net translation losses as local currency-denominated costs were translated into more U.S. dollars in 2025 as compared to 2024. Additionally, the effect of the weakening of the U.S. dollar relative to the euro caused further net translation losses, as the positive effects of the weaker U.S. dollar on euro-denominated sales was more than offset by the unfavorable effects on euro-denominated operating costs being translated into more U.S. dollars in 2025 as compared to 2024.

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

Outlook

Overall customer demand remained weaker than expected throughout 2025, driven by ongoing economic uncertainty related to tariffs and global trade tensions, as well as persistently high interest rates and elevated home prices which are impacting housing mobility. Customers were reluctant to build inventories, resulting in shorter order lead times and greater demand forecasting challenges. In the fourth quarter of 2025, we further reduced operating rates to align production with demand and to reduce our inventory levels to support cash generation. In 2025, the TiO2 industry experienced significant capacity reductions including curtailments and previously announced plant closures by multiple producers, primarily in China and Europe. In combination with ongoing tariff and anti-dumping measures, these factors created targeted opportunities for improved sales volumes and mix in select markets, most notably in Europe during the fourth quarter of 2025.

Entering 2026, we expect demand improvement from 2025 levels, supported by low customer inventories and seasonal restocking, particularly in North America. The pace and sustainability of recovery remain uncertain and will be influenced by macroeconomic factors, including interest rates, inflation, and consumer confidence. Demand in Europe continues to lag historical levels; however, we expect European volumes to increase from 2025 levels, supported by industry capacity reductions, including the Venator bankruptcy and associated plant closures. To improve operating margins, we will need to realize price increases and execute on our operating cost structural realignment.

We remain focused on permanently realigning our operating costs, improving capital efficiency, and preserving liquidity. Following the workforce reductions implemented in late 2025, we are pursuing additional cost savings through restructuring supplier agreements, improving asset utilization and enhancing processes to support a leaner organization capable of operating efficiently during extended periods of lower production rates.

Liquidity and capital resources remain sufficient to support our operations and planned investments. In 2025, we increased the maximum availability under our revolving credit facility from $300 million to $350 million and refinanced our €75 million 3.75% Senior Secured Notes due September 2025 with €75 million of additional 9.50% Senior Secured Notes due 2029 (effective rate 7.8% at issuance), resulting in no near-term debt maturities. We expect cash on hand to improve over the next several quarters, and we will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. We believe our revolver availability, combined with having no near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

We are pursuing targeted market share opportunities in regions where competitors have announced permanent or temporary shutdowns or curtailments and in markets where tariffs or duties have reduced the impact of low-cost imports. Overall, while we expect operating results in 2026 to improve relative to 2025, our results will remain sensitive to demand variability, pricing competition, and the successful execution of our cost, capital and liquidity initiatives.

Our expectations for the TiO2 industry and our operations are based on a number of factors outside our control. Our operations are affected by global and regional economic, political and regulatory factors, and we have experienced global market disruptions. Future impacts on our operations will depend on, among other things, future energy costs, the effect newly enacted tariffs in jurisdictions where we or our customers and suppliers operate, our success in implementing mitigation strategies, and the impact economic conditions, consumer confidence, and geopolitical events on our operations or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Operations outside the United States

As discussed above, we have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2025, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

●	Long-lived assets – The net book value of our property and equipment totaled $724.3 million at December 31, 2025. We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable. Such determination is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2025 because no such impairment indicators were present.
●	Defined benefit pension plans – We participate in or maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 10 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $12.0 million in 2023, $8.0 million in 2024 and $17.7 million in 2025. The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to our plans which aggregated $16.1 million in 2023, $15.4 million in 2024 and $15.9 million in 2025. In accordance with applicable U.S. pension regulations, effective June 30, 2025, NL began the process of terminating the U.S. pension plan, which includes the purchase of annuity contracts from third-party insurance companies for the purpose of paying benefits to plan participants. The annuity contracts were purchased on December 16, 2025 from “A” rated third-party insurance companies in settlement of all remaining obligations to the pension plan participants. The annuity purchase was funded with existing plan assets. In connection with the settlement, we recognized a non-cash settlement charge of approximately $9 million, which is included in our other components of net periodic pension and OPEB cost on our Consolidated Statements of Operations for the year ended December 31, 2025. This charge represents the previously unrecognized actuarial losses and prior service costs that were accumulated in other comprehensive loss. Following the settlement, surplus U.S. pension assets will be used, as permitted by the applicable regulations, to fund obligations associated with our U.S. defined contribution profit sharing plan. Such surplus assets are included in Other Noncurrent Assets on our Consolidated Balance Sheet.

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

At December 31, 2025, approximately 72%, 15% and 8% of the projected benefit obligations related to our plans in Germany, Canada and Norway, respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain or participate in defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations	Obligations	Obligations
	at December 31, 2023	at December 31, 2024	at December 31, 2025
	and expense in 2024	and expense in 2025	and expense in 2026
Germany	3.2%	3.4%	4.2%
Canada	4.6%	4.6%	4.7%
Norway	3.6%	4.3%	4.4%
U.S.	5.0%	5.5%	-

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

At December 31, 2025, approximately 65%, 18% and 11% of the plan assets related to our plans in Germany, Canada and Norway, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. We regularly review our actual asset allocation for each of our non-U.S. plans and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2023, 2024 and 2025 were as follows:

	2023	2024	2025
Germany	4.8%	5.0%	4.8%
Canada	4.4%	4.9%	3.7%
Norway	4.8%	4.8%	5.3%
U.S.	5.0%	5.0%	5.0%

Our long-term rate of return on plan asset assumptions in 2026 used for purposes of determining our 2026 defined benefit pension plan expense for Germany, Canada and Norway are 4.8%, 3.7% and 5.6%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2026, we expect our defined benefit pension expense will approximate $8 million in 2026. In comparison, we expect to be required to contribute approximately $17 million to such plans during 2026. See Note 10 to our Consolidated Financial Statements for additional discussion of actuarial assumptions used in determining defined benefit pension assets, liabilities and expenses.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2025, our aggregate projected benefit obligations would have increased by approximately $17.0 million at that date and our defined benefit pension expense would be expected to decrease by approximately $.1 million during 2026. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1.1 million during 2026.

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

We periodically review our deferred tax assets (“DTA”) to determine if a valuation allowance is required. For example, at December 31, 2025, we have significant German corporate and trade net operating loss (“NOL”) carryforwards of $510.8 million (DTA of $57.2 million) and $46.3 million (DTA of $5.0 million). We also have U.S. federal NOL carryforwards of $38.0 million (DTA of $8.0 million). At December 31, 2025, we have concluded no valuation allowance is required to be recognized for our German and U.S. DTAs principally because such carryforwards have an indefinite carryforward period and we currently expect to utilize the remainder of such carryforwards over the long term. Although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or U.S. operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our non-U.S. subsidiaries. For example, during 2025, relative changes in currency exchange rates resulted in a $4.5 million increase in the reported amount of our cash, cash equivalents and restricted cash compared to a $.1 million decrease in 2024 and a $1.0 million increase in 2023.

Cash provided by operating activities was $2.5 million in 2025 compared to $72.5 million in 2024. This $70.0 million decrease in the amount of cash provided was primarily due to the net effect of the following:

●	lower income from operations in 2025 of $159.4 million,

●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2025 of $119.7 million,
●	higher cash paid for taxes in 2025 of $10.4 million primarily due to timing of tax payments,
●	higher cash paid for interest in 2025 of $9.2 million, and
●	lower net contributions of $2.7 million to our TiO2 manufacturing joint venture in 2025 as a result of obtaining control of LPC in July 2024.

Cash provided by operating activities was $72.5 million in 2024 compared to $5.5 million in 2023. This $67.0 million increase in the amount of cash provided was primarily due to the net effect of the following:

●	higher income from operations in 2024 of $178.9 million,
●	higher amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2024 of $83.3 million,
●	higher cash paid for interest in 2024 of $22.4 million,
●	higher cash paid for taxes in 2024 of $17.2 million primarily due to higher earnings,
●	cash premium of $6.0 million on the issuance of senior notes, and
●	higher net contributions of $5.8 million to our TiO2 manufacturing joint venture in 2024 prior to the LPC acquisition.

Changes in working capital are affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, at December 31, 2025 is comparable to December 31, 2024, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2024 to December 31, 2025, primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the fourth quarter of 2025 compared to the fourth quarter of 2024 where our production volumes exceeded our sales volumes.

For comparative purposes, we have provided current and prior year numbers below.

	December 31, 2023	December 31, 2024	December 31, 2025
DSO	66 days	62 days	61 days
DSI	65 days	82 days	57 days

Investing activities

Our capital expenditures were $42.9 million in 2025 compared to $29.5 million in 2024 and $47.4 million in 2023. Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities. Our capital expenditures during the past three years include an aggregate of $54.2 million (including $26.0 million in 2025) for our ongoing environmental protection and compliance programs.

We paid $156.8 million, net of cash acquired, in 2024 for the remaining TiO2 manufacturing joint venture interest in LPC. See Note 5 to our Consolidated Financial Statements.

Financing activities

During 2025, we:

●	paid dividends of $.05 per share each quarter to stockholders aggregating $23.0 million,
●	had net repayments of $11.3 million on our revolving credit facility, and

●	Kronos International, Inc. (KII) issued an additional €75 million principal of 9.50% Senior Secured Notes due 2029 (the “Additional Notes”), the proceeds of which were used to refinance the 3.750% Senior Secured Notes that matured in September 2025. See Note 8 to our Consolidated Financial Statements.

During 2024, we:

●	paid dividends of $.48 per share to stockholders aggregating $55.2 million ($.19 in each of the first two quarters, $.05 and $.05 per share in the last two quarters of 2024, respectively), and
●	exchanged €325 million of our KII 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for our newly issued €276.174 million 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. In the third quarter we issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029. See Note 8 to our Consolidated Financial Statements.

During 2023, we:

●	paid quarterly dividends of $.19 per share to stockholders aggregating $87.5 million, and
●	acquired 313,814 shares of our common stock in market transactions for an aggregate purchase price of $2.8 million.

In February 2026, our board of directors declared a first quarter 2026 regular quarterly dividend of $.05 per share, payable March 19, 2026 to stockholders of record as of March 10, 2026.

Outstanding debt obligations and borrowing availability

At December 31, 2025, our consolidated debt comprised:

●	€426.174 million aggregate outstanding on our KII 9.5% Senior Secured Notes due 2029 ($503.7 million carrying amount, net of unamortized premium and unamortized debt issuance costs),
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”).

Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated as of December 31, 2025 was approximately $251 million. Effective July 17, 2025, we completed an amendment to our Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029. On September 15, 2025, KII issued the Additional Notes, the proceeds of which were used to refinance the 3.75% Senior Secured Notes (€75 million aggregate principal amount) that matured in September 2025. The Additional Notes were issued as additional notes to the existing €351.174 million aggregate principal amount of 9.50% Senior Secured Notes due 2029 issued on February 12, 2024 and July 30, 2024 (the “Existing Notes”). The Additional Notes were issued at a premium of 105.0% of their principal amount, resulting in net proceeds of approximately $90 million after fees and estimated expenses. The Additional Notes are fungible with the Existing Notes, are treated as a single series and have the same terms as the Existing Notes, other than their date of issuance and issue price. See Note 8 to our Consolidated Financial Statements.

The Contran Term Loan is subordinated in right of payment to our Senior Secured Notes and our Global Revolver. Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements. We are in compliance with all of our debt covenants at December 31, 2025. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2026) and our long-term obligations (defined as the five-year period ending December 31, 2030, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected. Our Global Revolver matures in July 2029, and at December 31, 2025, we had total availability for borrowing of approximately $251 million under this facility. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 8 to our Consolidated Financial Statements.

Cash, cash equivalents, restricted cash and marketable securities

At December 31, 2025 we had:

	Held by
	U.S.	Non-U.S.
	entities	entities	Total

	(In millions)
Cash and cash equivalents	$1.0	$32.2	$33.2
Current restricted cash	1.4	2.4	3.8
Noncurrent restricted cash	-	5.5	5.5
Noncurrent marketable securities	1.8	-	1.8

Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Stock repurchase program

At December 31, 2025, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 13 to our Consolidated Financial Statements.

Capital expenditures

We intend to spend approximately $60 million on capital expenditures during 2026 (including approximately $11 million contractually committed at December 31, 2025), primarily to maintain and improve our existing facilities. We estimate approximately $30 million of our 2026 capital expenditures will be in environmental compliance, protection and improvement programs which are primarily focused on increasing operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants. Capital spending for 2026 is expected to be funded through cash on hand or borrowing under our existing credit facility. It is possible we will delay planned capital projects based on market conditions.

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

Recent accounting pronouncements

See Note 18 to our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates, equity security and raw material prices.

Interest rates

At December 31, 2025, our aggregate indebtedness was comprised primarily of our fixed-rate, euro-denominated KII 9.5% Senior Secured Notes due 2029. The fixed-rate debt instruments minimize earnings volatility that would result from changes in interest rates. Our Global Revolver is a variable-rate instrument and we had no borrowings outstanding at December 31, 2025. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2025. Information shown below for our euro-denominated 9.50% Senior Secured Notes due 2029, is presented in its U.S. dollar equivalent at December 31, 2025 (net of unamortized debt issuance costs of $6.9 million, in addition to an unamortized bond premium of $9.0 million) using an exchange rate of U.S. $1.177 per euro. In addition, at December 31, 2025, we have a $53.7 million subordinated, unsecured term loan payable to a related party, Contran, due September 2029. See Notes 8 and 14 to our Consolidated Financial Statements.

	Indebtedness amount		Year-end
	Carrying	Fair	interest	Maturity
	amount	value	rate	date

(In millions)
Fixed-rate indebtedness:
Kronos International, Inc. 9.50% Senior Secured	$503.7	$469.9	9.50%	2029

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

The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all our production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars) and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time.

We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past. However, we may enter into such contracts in the future to manage our currency exchange rate risk. In the first quarter of 2025, we entered into a currency forward contract in order to manage currency exchange rate risk associated with the maturity in September 2025 of our €75 million 3.75% Senior Secured Notes due 2025. The contract was settled in August 2025, resulting in an overall transaction gain of $2.8 million. See Note 16 to our Consolidated Financial Statements. At December 31, 2025, we had no currency forward contracts outstanding.

Also, we are subject to currency exchange rate risk associated with our Senior Secured Notes due 2029, as such indebtedness is denominated in euros. At December 31, 2025, we had the equivalent of $503.7 million outstanding under our euro-denominated KII 9.5% Senior Secured Notes due 2029 (exclusive of unamortized bond premium and debt issuance costs). The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at December 31, 2025 would be approximately $50 million.

Raw materials

We are exposed to market risk from changes in commodity prices relating to our raw materials. As discussed in Item 1 we generally enter into long-term supply agreements for certain of our raw material requirements. Some of our raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers. For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Brian W. Christian, our President and Chief Executive Officer and Bradley E. Troutman, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our Consolidated Financial Statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which is included in this Annual Report on Form 10-K.

Other

As permitted by the SEC, our assessment of internal control over financial reporting excludes internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X.

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2025, our chief executive officer filed such annual certification with the NYSE. The 2025 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2025 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2026 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2026 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2026 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2026 proxy statement. See also Note 14 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2026 proxy statement.

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

Included as exhibits are the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2025 will be furnished to the Commission upon request.

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

10.9.1

First Supplemental Indenture dated as of July 30, 2024, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 30, 2024.

10.9.2

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

10.9.3

Third Supplemental Indenture dated as of September 15, 2025, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 15, 2025.

10.10.1

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on From 8-K dated September 13, 2027, and filed by the Registrant on September 13, 2017.

10.10.2

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

10.10.3

Additional Notes Priority Joinder Agreement dated July 30, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 30, 2024.

10.10.4

Pledge Amendment dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, executed by Kronos Louisiana, Inc. and Kronos LPC, LLC regarding additional pledged securities – incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended September 30, 2024.

10.10.5

Additional Notes Priority Joinder Agreement dated September 15, 2025, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 15, 2025.

10.11

Credit Agreement dated as of April 20, 2021, by and among the Company, Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.11.1

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

10.11.2

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

10.11.3

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

10.11.4

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

10.11.5**

Fifth Amendment to Credit Agreement dated December 2, 2025 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto.

10.12

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

10.12.2

Joinder No. 1 dated as of August 7, 2024, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Guaranty and Security Agreement dated as of April 20, 2021, as amended – incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.13

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

Item No.	Exhibit Index
10.13.1

First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, executed by Kronos Worldwide, Inc. and Contran Corporation as of August 7, 2024 – incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.14

Purchase and Sale Agreement dated July 16, 2024 by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd. and Venator Materials PLC – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 17, 2024.

10.14.1

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

19.1	Kronos Worldwide, Inc. Insider Trading Policy – incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 6, 2025.
21.1**	Subsidiaries.
23.1**	Consent of PricewaterhouseCoopers LLP.
31.1**	Certification.
31.2**	Certification.
32.1**	Certification.
97*	Policy of the Recovery of Erroneously Awarded Compensation incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.
101.INS**	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kronos Worldwide, Inc.
(Registrant)

By:	/s/ Brian W. Christian
Brian W. Christian, March 9, 2026
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 9, 2026	John E. Harper, March 9, 2026
(Chair of the Board (non-executive))	(Director)

/s/ Michael S. Simmons	/s/ Kevin B. Kramer
Michael S. Simmons, March 9, 2026	Kevin B. Kramer, March 9, 2026
(Vice Chairman of the Board)	(Director)

/s/ Brian W. Christian	/s/ Meredith W. Mendes
Brian W. Christian, March 9, 2026	Meredith W. Mendes, March 9, 2026
(President and Chief Executive Officer)	(Director)

/s/ Bradley E. Troutman	/s/ Cecil H. Moore, Jr.
Bradley E. Troutman, March 9, 2026	Cecil H. Moore, Jr., March 9, 2026
(Senior Vice President and Chief Financial Officer,	(Director)
Principal Financial Officer)

/s/ Bryan S. Bell	/s/ R. Gerald Turner
Bryan S. Bell, March 9, 2026	R. Gerald Turner, March 9, 2026
(Vice President and Controller, Global Finance)	(Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kronos Worldwide, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kronos Worldwide, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s net sales were $1,859.4 million for the year ended December 31, 2025. The Company’s sales involve single performance obligations to ship products pursuant to customer purchase orders. The Company records revenue when performance obligations are satisfied by transferring control of products to its customers, which generally occurs at point of shipment or upon delivery. Sales arrangements with consignment customers occur when product is shipped to a consignment customer location but the Company maintains control until the product is used in the customer’s manufacturing process. In these instances, the Company recognizes revenue when the consignment customer uses its product. Revenue is recorded in an amount that reflects the net consideration the Company expects to receive in exchange for its products.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, or where applicable, evidence of consignment usage, and cash receipts; and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, or where applicable, evidence of consignment usage, and subsequent cash receipts.

 /s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 9, 2026

We have served as the Company’s auditor since 1997.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

ASSETS	December 31,
	2024	2025
Current assets:
Cash and cash equivalents	$106.7	$33.2
Restricted cash	3.3	3.8
Accounts and other receivables, net	291.0	284.4
Receivables from affiliates	.6	3.4
Inventories, net	656.7	628.6
Prepaid expenses and other	47.0	41.1

Total current assets	1,105.3	994.5

Other assets:
Restricted cash	4.7	5.5
Marketable securities	3.4	1.8
Operating lease right-of-use assets	20.6	19.9
Deferred income taxes	55.1	35.8
Goodwill	2.6	2.6
Other	27.7	32.4

Total other assets	114.1	98.0

Property and equipment:
Land	74.2	79.3
Buildings	253.9	279.8
Equipment	1,306.5	1,459.1
Mining properties	115.8	134.2
Construction in progress	41.1	44.5
	1,791.5	1,996.9
Less accumulated depreciation and amortization	1,097.4	1,272.6

Net property and equipment	694.1	724.3

Total assets	$1,913.5	$1,816.8

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2024	2025
Current liabilities:
Current maturities of long-term debt	$78.3	$-
Accounts payable and accrued liabilities	358.3	353.1
Payables to affiliates	18.0	1.3
Income taxes	22.0	14.4

Total current liabilities	476.6	368.8

Noncurrent liabilities:
Long-term debt	429.1	557.4
Accrued pension costs	117.5	80.9
Operating lease liabilities	17.1	15.7
Deferred income taxes	24.5	15.2
Other	31.7	27.7

Total noncurrent liabilities	619.9	696.9

Stockholders’ equity:
Common stock, $.01 par value; 240.0 shares authorized; 115.0 shares issued and outstanding	1.2	1.2
Additional paid-in capital	1,390.3	1,390.4
Retained deficit	(211.0)	(344.9)
Accumulated other comprehensive loss	(363.5)	(295.6)

Total stockholders’ equity	817.0	751.1

Total liabilities and stockholders’ equity	$1,913.5	$1,816.8

Commitments and contingencies (Notes 5, 12 and 15)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2023	2024	2025
Net sales	$1,666.5	$1,887.1	$1,859.4
Cost of sales	1,501.6	1,527.8	1,646.4

Gross margin	164.9	359.3	213.0

Selling, general and administrative expense	211.2	225.6	245.2
Other operating income (expense):
Currency transactions, net	1.4	1.6	5.4
Other income, net	3.3	2.4	3.7
Corporate expense	(14.4)	(14.8)	(13.4)

Income (loss) from operations	(56.0)	122.9	(36.5)

Other income (expense):
Gain on remeasurement of investment in TiO2 manufacturing joint venture	-	64.5	-
Gain on remeasurement of earn-out liability	-	-	4.6
Interest and dividend income	6.9	5.5	1.2
Marketable equity securities	(1.0)	1.2	(1.6)
Other components of net periodic pension and OPEB cost	(5.7)	(1.6)	(12.1)
Interest expense	(17.1)	(42.9)	(53.0)

Income (loss) before income taxes	(72.9)	149.6	(97.4)

Income tax expense (benefit)	(23.8)	63.4	13.5

Net income (loss)	$(49.1)	$86.2	$(110.9)

Net income (loss) per basic and diluted share	$(.43)	$.75	$(.96)

Weighted average shares used in the calculation of net income (loss) per share	115.1	115.0	115.0

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2023	2024	2025
Net income (loss)	$(49.1)	$86.2	$(110.9)

Other comprehensive income (loss), net of tax:
Currency translation	3.7	(34.5)	32.7
Defined benefit pension plans	(12.9)	12.2	34.8
Other postretirement benefit plans	(.4)	(.1)	.4

Total other comprehensive income (loss), net	(9.6)	(22.4)	67.9

Comprehensive income (loss)	$(58.7)	$63.8	$(43.0)

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2023, 2024 and 2025

(In millions)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	deficit	loss	stock	Total
Balance at December 31, 2022	$1.2	$1,394.3	$(105.4)	$(331.5)	$(1.4)	$957.2

Net loss	-	-	(49.1)	-	-	(49.1)
Other comprehensive loss, net of tax	-	-	-	(9.6)	-	(9.6)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.76 per share	-	-	(87.5)	-	-	(87.5)
Treasury stock acquired	-	-	-	-	(2.8)	(2.8)
Treasury stock retired	-	(4.2)	-	-	4.2	-

Balance at December 31, 2023	1.2	1,390.2	(242.0)	(341.1)	-	808.3

Net income	-	-	86.2	-	-	86.2
Other comprehensive loss, net of tax	-	-	-	(22.4)	-	(22.4)
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.48 per share	-	-	(55.2)	-	-	(55.2)

Balance at December 31, 2024	1.2	1,390.3	(211.0)	(363.5)	-	817.0

Net loss	-	-	(110.9)	-	-	(110.9)
Other comprehensive income, net of tax	-	-	-	67.9	-	67.9
Issuance of common stock	-	.1	-	-	-	.1
Dividends paid - $.20 per share	-	-	(23.0)	-	-	(23.0)

Balance at December 31, 2025	$1.2	$1,390.4	$(344.9)	$(295.6)	$-	$751.1

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2023	2024	2025
Cash flows from operating activities:
Net income (loss)	$(49.1)	$86.2	$(110.9)
Depreciation	48.6	60.4	60.5
Amortization of operating lease right-of-use assets	4.5	4.0	4.3
Gain on remeasurement of investment in TiO2 manufacturing joint venture	-	(64.5)	-
Gain on remeasurement of earn-out liability	-	-	(4.6)
Premium on issuance of senior secured notes	-	6.0	4.4
Deferred income taxes	(39.3)	31.3	(.5)
Benefit plan expense greater (less) than cash funding	(5.1)	(8.3)	(7.4)
Loss on pension plan termination	-	-	9.0
Marketable equity securities	1.0	(1.2)	1.6
Distributions from (contributions to) TiO2 manufacturing joint venture, net	3.1	(2.7)	-
Fixed asset impairment	3.8	-	-
Other, net	1.8	3.6	(1.0)
Change in assets and liabilities:
Accounts and other receivables, net	(43.9)	(8.4)	31.7
Inventories, net	56.3	(43.1)	77.0
Prepaid expenses	6.3	(5.6)	9.9
Accounts payable and accrued liabilities	33.9	11.6	(25.6)
Income taxes	8.2	8.9	(10.6)
Accounts with affiliates	(26.0)	(6.7)	(31.1)
Other noncurrent assets	.8	(.2)	.4
Other noncurrent liabilities	.6	1.2	(4.6)

Net cash provided by operating activities	5.5	72.5	2.5

Cash flows from investing activities:
Capital expenditures	(47.4)	(29.5)	(42.9)
Acquisition of remaining TiO2 manufacturing joint venture interest, net of cash acquired	-	(156.8)	-

Net cash used in investing activities	(47.4)	(186.3)	(42.9)

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2023	2024	2025
Cash flows from financing activities:
Revolving credit facility:
Borrowings	$-	$158.6	$638.5
Payments	-	(148.9)	(649.8)
Payments on long-term debt	(1.1)	(52.6)	(88.0)
Proceeds from issuance of senior secured notes	-	80.2	88.0
Loan from Contran	-	53.7	-
Deferred financing fees	(.1)	(9.3)	(2.0)
Dividends paid	(87.5)	(55.2)	(23.0)
Treasury stock acquired	(2.9)	-	-

Net cash provided by (used in) financing activities	(91.6)	26.5	(36.3)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(133.5)	(87.3)	(76.7)
Effect of currency exchange rate changes on cash	1.0	(.1)	4.5

Net change for the year	(132.5)	(87.4)	(72.2)

Balance at beginning of year	334.6	202.1	114.7

Balance at end of year	$202.1	$114.7	$42.5

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$15.8	$38.2	$47.4
Income taxes	17.3	34.5	44.9
Change in accruals for capital expenditures	1.1	6.6	6.8

See accompanying Notes to Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 – Summary of significant accounting policies:

Organization and basis of presentation – At December 31, 2025, Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Investment in TiO2 manufacturing joint venture – We accounted for our investment in Louisiana Pigment Company, L.P. (“LPC”), a 50%-owned manufacturing joint venture, by the equity method before our acquisition of the remaining 50% joint venture interest in July 2024. Distributions received from and contributions to LPC, prior to the acquisition, are classified for statement of cash flow purposes using the “nature of distribution” approach under ASC Topic 320. See Note 5.

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

Property and equipment and depreciation – We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects. Capitalized interest costs were $1.5 million in 2023, $.6 in 2024 and $1.2 in 2025. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to fair value is required. During the fourth quarter of 2023, we recorded a fixed asset impairment of $3.8 million related to the write-off of certain costs resulting from a capital project termination. Excluding this project, we did not evaluate any long-lived assets for impairment during 2023, 2024 or 2025 because no such impairment indicators were present.

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

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 14. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Valhi in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net payments of income taxes to Valhi of $11.8 million, $17.8 million and $20.3 million in 2023, 2024 and 2025, respectively.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested. At December 31, 2025, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our investments in our non-U.S. subsidiaries, other than post-1986 undistributed earnings of our European subsidiaries and all undistributed earnings of our Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (“2017 Tax Act”), and the U.S. taxation of such investments in the states in which we operate. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

The 2017 Tax Act imposed a tax on global intangible low-taxed income (“GILTI”). We record GILTI tax as a current-period expense when incurred under the period cost method. While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e., other comprehensive income (loss)). Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax expense (benefit) remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income (loss). As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income. For accumulated other comprehensive income related to currency translation, this would occur only upon the sale or complete liquidation of one of our non-U.S. subsidiaries. For defined pension benefit plans and OPEB plans, this would occur whenever one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan (such as in 2025 when our U.S pension plan was terminated).

We record a reserve for uncertain tax positions (“UTPs”) for tax positions where we believe that it is more-likely-than-not our position will not prevail with the applicable tax authorities. The amount of the benefit associated with our UTPs that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%. We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes. We classify our reserves for UTPs in a separate current or noncurrent liability, depending on the nature of the tax position. See Note 12.

Net sales – Our sales involve single performance obligations to ship our products pursuant to customer purchase orders. In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with Revenues from Contracts with Customers, (ASC 606), we record revenue when we satisfy our performance obligation to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery. Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment. In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g., when control transfers prior to delivery) that are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized. Sales arrangements with consignment customers occur when our product is shipped to a consignment customer location but we maintain control until the product is used in the customer’s manufacturing process. In these instances, we recognize revenue when the consignment customer uses our product, as control of our product has not passed to the customer until that time and all other revenue recognition criteria have been satisfied.

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

Selling, general and administrative expense; distribution costs – Selling, general and administrative expense includes costs related to marketing, sales, distribution (shipping and handling), research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. We include distribution costs (shipping and handling) in selling, general and administrative expense and these costs were $101 million in 2023, $115 million in 2024 and $126 million in 2025. We expense research and development costs as incurred, and these costs were $18 million in 2023, $14 million in 2024 and $16 million 2025. We expense advertising costs as incurred and these costs were not material in any year presented.

Note 2 – TiO2 segment and geographic information:

We have one operating segment – the manufacture and sale of titanium dioxide pigments (“TiO2”) and related by-products. We are a leading global producer and marketer of TiO2 in North America and Europe and the leading seller of TiO2 in several countries, including Germany. TiO2 is a white inorganic pigment used in a wide range of products for its exceptional durability and its ability to impart whiteness, brightness and opacity. TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals. We are managed on a global basis by our Vice Chairman of the Board, who we have determined is our chief operating decision maker (“CODM”) and makes the key operating decisions, allocates resources and assesses our performance. Our CODM evaluates the segment’s operating performance based on net income (loss) and segment profit (loss) (a non-GAAP measure), which we define as net income (loss) before income tax expense (benefit) and certain general corporate items. These general corporate items include corporate expense and the components of other income (expense) except for trade interest income. The CODM considers current-period net income (loss) and segment profit (loss) compared to plan and prior-period on a monthly and/or quarterly basis for evaluating performance of the TiO2 segment and making decisions about allocating capital and other resources.

TiO2 segment accounting policies are the same as those described in Note 1. Differences between segment profit (loss) and the amounts included in consolidated net income (loss) are highlighted within the table below. Asset information, including investments in equity method investees and expenditures for additions of long-lived assets, is not regularly provided to the CODM and therefore is not considered to be used by the CODM in making key operating decisions, allocating resources or assessing TiO2 segment performance. Trade interest income included in the calculation of segment profit (loss) is not significant for any of the periods presented. Depreciation expense included in the calculation of segment profit (loss) is $48.6 million, $60.4 million and $60.5 million for the periods ended December 31, 2023, 2024 and 2025, respectively.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net sales	$1,666.5	$1,887.1	$1,859.4

Segment profit (loss)	$(39.8)	$141.0	$(22.2)
Gain on remeasurement of investment in TiO2 manufacturing joint venture	-	64.5	-
Gain on earn-out liability	-	-	4.6
Interest and dividend income - corporate	5.1	2.2	.3
Marketable equity securities gain (loss)	(1.0)	1.2	(1.6)
Other components of net periodic pension and OPEB cost	(5.7)	(1.6)	(12.1)
Corporate expense	(14.4)	(14.8)	(13.4)
Income tax (expense) benefit	23.8	(63.4)	(13.5)
Interest expense	(17.1)	(42.9)	(53.0)
Net income (loss)	$(49.1)	$86.2	$(110.9)

See the Consolidated Financial Statements for other financial information regarding the Company’s operating segment. Included in the determination of segment profit (loss) are restructuring costs of $5.8 million, $2.0 million and

$10.3 million in 2023, 2024 and 2025, respectively (see Note 17), and a fixed asset impairment related to the write-off of certain costs resulting from a capital project termination of $3.8 million recognized in 2023.

Geographic information. We attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net sales - point of origin:
United States	$1,029.2	$1,178.4	$1,172.9
Germany	726.4	826.6	839.1
Canada	351.0	351.5	289.3
Norway	252.1	278.6	250.3
Belgium	217.1	237.8	236.7
Eliminations	(909.3)	(985.8)	(928.9)
Total	$1,666.5	$1,887.1	$1,859.4

Net sales - point of destination:
Europe	$737.8	$841.5	$861.0
North America	618.1	698.3	713.3
Other	310.6	347.3	285.1
Total	$1,666.5	$1,887.1	$1,859.4

	December 31,
	2024	2025

	(In millions)
Identifiable assets - net property and equipment:
United States	$270.2	$261.5
Germany	187.4	206.1
Belgium	88.2	94.9
Norway	73.2	81.3
Canada	68.3	73.6
Other	6.8	6.9
Total	$694.1	$724.3

At December 31, 2024 and 2025, the United States net property and equipment includes the acquired assets of LPC.

At December 31, 2024 and 2025, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $286 million and $263 million, respectively.

Note 3 – Accounts and other receivables, net:

	December 31,
	2024	2025

	(In millions)
Trade receivables	$269.2	$270.7
Recoverable VAT and other receivables	24.3	16.4
Refundable income taxes	1.3	1.2
Allowance for doubtful accounts	(3.8)	(3.9)
Total	$291.0	$284.4

Note 4 – Inventories, net:

	December 31,
	2024	2025

	(In millions)
Raw materials	$176.9	$179.7
Work in process	52.5	47.3
Finished products	307.5	267.9
Supplies	119.8	133.7
Total	$656.7	$628.6

Note 5 – Acquisition of joint venture interest in LPC:

Effective July 16, 2024 (“Acquisition Date”), we acquired the 50% joint venture interest in LPC previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, we held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between us and Venator. We acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment and an additional earn-out payment of up to $15 million. The acquisition was financed through a borrowing of $132.1 million under our Global Revolver and the remainder paid with cash on hand. In 2025, we merged LPC into our wholly-owned subsidiary Kronos Louisiana, Inc. (the combined company is referred to as “Kronos Louisiana”).

For financial reporting purposes, the assets acquired and liabilities assumed of LPC are included in our Consolidated Balance Sheets as of December 31, 2024 and December 31, 2025, and the results of operations and cash flows of LPC have been included in our Consolidated Statements of Operations and Cash flows beginning as of the Acquisition Date.

We remeasured our existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because we previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of our existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date. Such pre-tax gain is disclosed as gain on remeasurement of investment in TiO2 manufacturing joint venture and is included in other income (expense) in our Consolidated Statement of Operations. The estimated fair value of the earn-out as of December 31, 2024 was $4.3 million and is included in noncurrent liabilities on the Consolidated Balance Sheet and is the line item captioned earn-out liability in Note 11. The earn-out liability is remeasured at fair value at each reporting date. During the third quarter of 2025, management determined that it was no longer probable the thresholds required to trigger payment of the earn-out would be achieved. As a result, the fair value of the earn-out liability was reduced to zero, resulting in the recognition of a non-cash gain of $4.6 million, which is disclosed as Gain on remeasurement of earn-out liability in our Consolidated Statement of Operations.

The following table summarizes the aggregate fair value of the consideration transferred to gain control of LPC, the current estimate for the fair value of our existing ownership interest in LPC, and the amounts assigned to the identifiable assets acquired and liabilities assumed at the Acquisition Date. Our final purchase price allocation indicated below was based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using independent third-

party appraiser valuation techniques including income, cost and market approaches. The total consideration was allocated to the assets acquired and liabilities assumed, with the excess of the consideration over the estimated fair value of the net assets acquired recorded as goodwill. Such final purchase price allocation did not change from our previously-reported preliminary purchase price allocation.

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

	Years ended December 31,
	2023	2024(1)	2025

	(In millions)
Distributions from LPC	$52.8	$31.2	$-
Contributions to LPC	(49.7)	(33.9)	-
Net distributions (contributions)	$3.1	$(2.7)	$-

(1)Reflects distributions and contributions from/to LPC prior to the Acquisition Date.

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	gain (loss)

		(In millions)
December 31, 2024:
Valhi common stock	1	$3.4	$3.2	$.2

December 31, 2025:
Valhi common stock	1	$1.8	$3.2	$(1.4)

At December 31, 2024 and 2025, we held approximately 144,000 shares of Valhi’s common stock. The per share quoted market price of Valhi’s common stock was $23.39 and $12.05 at December 31, 2024 and 2025, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7 – Leases:

We enter into various operating leases for manufacturing facilities, land and equipment. Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities on our Consolidated Balance Sheets. See Note 9. Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately 28% of our current TiO2 production capacity, is located within an extensive manufacturing complex.

During 2023, 2024 and 2025, our operating lease expense approximated $5.6 million, $5.2 million and $5.3 million, respectively (which approximates the amount of cash paid during each year for our operating leases included in the determination of our cash flows from operating activities). During 2023, 2024 and 2025, variable lease expense and short-term lease expense were not material. During 2023, 2024 and 2025, we entered into new operating leases which resulted in the recognition of $4.6 million, $2.8 million and $1.8 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheets. At December 31, 2024 and 2025, the weighted average remaining lease term of our operating leases was approximately 14 years and the weighted average discount rate associated with such leases was approximately 6.0% in each of 2024 and 2025. Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2025, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2026	$4.8
2027	3.1
2028	2.5
2029	2.1
2030	1.7
2031 and thereafter	14.6
Total remaining lease payments	28.8
Less imputed interest	8.9
Total lease obligations	19.9
Less current obligations	4.2
Long term lease obligations	$15.7

With respect to our land lease associated with our Leverkusen facility, we periodically establish the amount of rent for such land lease for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation. As such, we will account for any change in the rent associated with such lease as a lease modification. Of the $19.9 million total lease obligations at December 31, 2025, $7.6 million relates to our Leverkusen facility land lease.

At December 31, 2025, we have no significant lease commitments that have not yet commenced.

Note 8 – Long-term debt:

	December 31,
	2024	2025

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$365.4	$503.7
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	78.3	-
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	10.0	-
Total debt	507.4	557.4
Less current maturities	78.3	-
Total long-term debt	$429.1	$557.4

9.50% Senior Secured Notes due 2029 – On February 12, 2024, for certain eligible holders of existing 3.75% Senior Secured Notes due September 2025 (the “Old Notes”), Kronos International, Inc. (“KII”) executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration of €48.75 million

($52.6 million). KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange. We also entered into a $53.7 million unsecured term loan from Contran Corporation (described below) in connection with the exchange.

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

On September 15, 2025, KII issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional Notes”), the proceeds of which were used to refinance the 3.75% Senior Secured Notes (€75 million aggregate principal amount) that matured in September 2025. The Additional Notes were issued as additional notes to the existing €351.174 million aggregate principal amount of 9.50% Senior Secured Notes due 2029 issued on February 12, 2024 and July 30, 2024 (the “Existing Notes”). The Additional Notes were issued at a premium of 105.0% of their principal amount, resulting in net proceeds of approximately $90 million after fees and estimated expenses. In connection with the Additional Notes offering, we incurred approximately $1.7 million of debt issuance costs. The Additional Notes are fungible with the Existing Notes, are treated as a single series and have the same terms as the Existing Notes, other than their date of issuance and issue price.

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

At December 31, 2025, the carrying value of the 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) was $503.7 million and is stated net of $9.0 million of unamortized premium and $6.9 million of unamortized debt issuance costs. In the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs.

3.75% Senior Secured Notes due 2025 – The 3.75% Senior Secured Notes due 2025 (€75 million aggregate principal amount) were repaid in September 2025 with proceeds from the Additional Notes offering, as described above.

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

Revolving credit facility – Effective July 17, 2024, we completed an amendment to our Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the agreement to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. Effective July 17, 2025, we completed an amendment to our Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any borrowings outstanding and outstanding letters of credit issued under the Global Revolver. Borrowings by our Canadian, Belgian and German subsidiaries are limited to U.S. $35 million, €55 million and €85 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at our option, at the applicable non-base rate (SOFR, adjusted CORRA or EURIBOR, depending on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. U.S. Dollar or Canadian Dollar non-base rate loans, as well as euro non-base rate and euro base rate loans are subject to a 0.25% floor, plus the applicable margin. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0. During 2025, we borrowed $648.2 million and repaid $658.2 million under our Global Revolver. The average interest rate on outstanding borrowings for 2025 was 5.6%, The borrowing base calculated as of December 31, 2025 was approximately $251 million.

Aggregate maturities and other – Aggregate maturities of debt at December 31, 2025 are presented in the table below.

Years ending December 31,	Amount
(In millions)
2026	$-
2027	-
2028	-
2029	555.4
2030	-
2031 and thereafter	-
Gross maturities	555.4
Net amounts representing original issue premium and debt issuance costs	2.0
Total	$557.4

We are in compliance with all of our debt covenants at December 31, 2025.

Note 9 – Accounts payable and accrued liabilities:

	December 31,
	2024	2025

	(In millions)
Accounts payable	$232.4	$224.0
Accrued sales discounts and rebates	27.6	25.1
Employee benefits	26.7	26.0
Accrued severance costs	.9	8.8
Operating lease liabilities	3.5	4.2
Other	67.2	65.0
Total	$358.3	$353.1

See Note 17 for additional information related to the accrued severance costs.

Note 10 – Defined contribution and defined benefit retirement plans:

Defined contribution plans – We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense approximated $4.1 million in 2023, $4.0 million in 2024 and $4.2 million in 2025.

●	Defined benefit pension plans – We participate in or maintain various defined benefit pension plans. Certain non-U.S. employees are covered by plans in their respective countries. Our U.S. pension plan administered by NL has been closed to new participants since 1996 with existing participants no longer accruing any additional benefits after that date. In accordance with applicable U.S. pension regulations, effective June 30, 2025, NL began the process of terminating the pension plan, which includes the purchase of annuity contracts from third-party insurance companies for the purpose of paying benefits to plan participants. The annuity contracts were purchased on December 16, 2025, from “A” rated third-party insurance companies in settlement of all remaining obligations to the pension plan participants. The annuity purchase was funded with existing plan assets. In connection with the settlement, we recognized a non-cash settlement charge of approximately $9.0 million, which is included in other components of net periodic pension and OPEB cost in our Consolidated Statements of Operations for the year ended December 31, 2025. This charge represents the previously unrecognized actuarial losses and prior service costs that were accumulated in other comprehensive loss. As a result of the U.S. plan settlement, we are entitled to surplus U.S. pension assets totaling approximately $10 million. Approximately $8 million of the surplus will be transferred from the U.S. pension plan to our defined contribution profit sharing plan to be used, as permitted by the applicable regulations, to fund retirement obligations of ours under such plan. The remaining surplus, totaling approximately $2 million, will be paid to us directly by NL in the first half of 2026. Such surplus assets are included in Other Noncurrent Assets on our Consolidated Balance Sheet. See Note 14.

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

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2026. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2026	$26.1
2027	28.2
2028	32.1
2029	31.6
2030	31.5
Next 5 years	154.2

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2024	2025

	(In millions)
Change in projected benefit obligations ("PBO"):
Benefit obligations at beginning of the year	$563.7	$513.3
Service cost	6.6	6.0
Interest cost	18.9	19.9
Participant contributions	1.8	2.0
Actuarial gains	(16.2)	(47.7)
Settlements	(1.9)	(1.4)
Change in currency exchange rates	(36.8)	57.8
Benefits paid	(22.8)	(24.5)
Benefit obligations at end of the year	513.3	525.4

Change in plan assets:
Fair value of plan assets at beginning of the year	422.6	404.9
Actual return on plan assets	20.0	13.9
Employer contributions	14.9	15.9
Participant contributions	1.8	2.0
Settlements	(1.9)	(1.4)
Change in currency exchange rates	(29.7)	45.1
Benefits paid	(22.8)	(24.5)
Fair value of plan assets at end of year	404.9	455.9
Funded status	$(108.4)	$(69.5)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$9.1	$11.4
Noncurrent accrued pension costs	(117.5)	(80.9)
Total	$(108.4)	$(69.5)

Amounts recognized in accumulated other comprehensive loss:
Actuarial losses	$88.8	$44.9
Prior service cost	.3	.3
Total	$89.1	$45.2

Accumulated benefit obligations ("ABO")	$499.7	$514.1

The total net underfunded status of our non-U.S. defined benefit pension plans decreased from $108.4 million at December 31, 2024 to $69.5 million at December 31, 2025 due to the change in our plan assets during 2025 exceeding the change in our PBO during 2025. The increase in our plan assets in 2025 was primarily attributable to favorable currency fluctuations (primarily from the weakening of the U.S. dollar relative to the euro). The increase in our PBO in 2025 was primarily attributable to favorable currency fluctuations, primarily from the weakening of the U.S. dollar relative to the euro, somewhat offset by higher actuarial gains due primarily to the increase in discount rates for all of our non-U.S. plans from the end of 2024.

The components of our net periodic defined benefit pension cost for our non-U.S. defined benefit pension plans are presented in the table below. The amounts shown below for the amortization of prior service cost and recognized actuarial losses for 2023, 2024 and 2025 were recognized as components of our accumulated other comprehensive loss at December 31, 2022, 2023 and 2024, respectively, net of deferred income taxes.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net periodic pension cost (income):
Service cost	$6.3	$6.6	$6.0
Interest cost	19.7	18.9	19.9
Expected return on plan assets	(18.2)	(19.9)	(19.2)
Amortization of prior service cost	.1	.1	.1
Recognized actuarial losses	1.8	1.9	1.7
Settlements	1.6	.4	.3
Total	$11.3	$8.0	$8.8

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2024	2025

	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$397.1	$429.4
ABO	387.1	421.5
Fair value of plan assets	279.5	348.2

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations for our non-U.S. defined benefit pension plans as of December 31, 2024 and 2025 are presented in the table below.

	December 31,
Rate	2024	2025
Discount rate	3.6%	4.3%
Increase in future compensation levels	2.8%	2.8%

The weighted-average rate assumptions used in determining the net periodic pension cost for our non-U.S. defined benefit pension plans for 2023, 2024 and 2025 are presented in the table below.

	Years ended December 31,
Rate	2023	2024	2025
Discount rate	3.9%	3.4%	3.6%
Increase in future compensation levels	2.7%	2.7%	2.8%
Long-term return on plan assets	4.6%	4.9%	4.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our U.S. defined benefit pension plan, including the acquired LPC plan, is presented in the table below.

	December 31,
	2024	2025

	(In millions)
Change in PBO:
Benefit obligations at beginning of the year	$13.3	$38.6
Interest cost	1.3	2.0
Actuarial (gains) losses	(1.8)	.1
Benefits paid	(1.7)	(2.5)
Acquisition	27.5	-
Settlement	-	(38.2)
Benefit obligations at end of the year	38.6	-

Change in plan assets:
Fair value of plan assets at beginning of the year	12.5	48.9
Actual return on plan assets	(.5)	1.8
Employer contributions	.5	-
Benefits paid	(1.7)	(2.5)
Acquisition	38.1	-
Settlement	-	(38.2)
Fair value of plan assets at end of year	48.9	10.0
Funded status	$10.3	$10.0

Amounts recognized in the balance sheet:
Total - Noncurrent pension asset	$10.3	$10.0

Amounts recognized in accumulated other comprehensive loss - actuarial losses	$8.6	$-

ABO	$38.6	$-

The components of our net periodic defined benefit pension cost for our U.S. defined benefit pension plan is presented in the table below. The amounts shown below for recognized actuarial losses for 2023, 2024 and 2025 were recognized as components of our accumulated other comprehensive loss at December 31, 2022, 2023 and 2024 respectively, net of deferred income taxes.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net periodic pension cost (income):
Interest cost	$.7	$1.3	$2.0
Expected return on plan assets	(.6)	(1.8)	(2.4)
Recognized actuarial losses	.6	.5	.3
Settlement loss	-	-	9.0
Total	$.7	$-	$8.9

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2024 was 5.5%. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2023, 2024 and 2025 are presented in the table below. The impact of assumed increases in future compensation levels also does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

	Years ended December 31,
Rate	2023	2024	2025
Discount rate	5.3%	5.0%	5.5%
Long-term return on plan assets	5.0%	5.0%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the tables above for actuarial (gains) losses at December 31, 2024 and 2025 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years and are recognized, net of deferred income taxes, in our accumulated other comprehensive loss at December 31, 2024 and 2025, except for the U.S. plan which realized such amounts through the settlement loss in 2025.

The table below details the changes in our consolidated other comprehensive income (loss) during 2023, 2024 and 2025.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial (losses) gains	$(25.0)	$14.9	$41.1
Amortization of unrecognized:
Net actuarial losses	2.4	2.4	2.0
Prior service cost	.1	.1	.1
Settlement loss	1.6	.4	9.3
Total	$(20.9)	$17.8	$52.5

In determining the expected long-term rate of return on our U.S. and non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g., equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established by Bayer AG and maintained by a mutual insurance association in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund. These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment. We estimate the fair value of the plan assets based on periodic reports we receive from the managers of the mutual insurance association and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market. We periodically evaluate the results of our valuation model against actual returns from the investment fund and adjust the model as needed. The mutual insurance association periodic reports are subject to audit by the German pension regulator.
●	In Canada, we currently have a plan asset target allocation of up to 10% to equity securities and 90 - 100% to fixed income securities. We expect the long-term rate of return for such investments to approximate the applicable average equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.
●	In Norway, we currently have a plan asset target allocation of 18% to equity securities, 63% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 5%, 7% and 4%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however, approximately 14% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.
●	In the U.S., during 2025, we converted all of our U.S. plan assets to cash in anticipation of our U.S. plan termination, except for approximately 10% of our U.S. plan assets that remain, as of December 31, 2025, invested in funds that are valued at net asset value (“NAV”) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy.
●	We also have plan assets in Belgium. The Belgium plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

We regularly review our actual asset allocation for each plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2024 and 2025 is shown in the tables below.

	Fair Value Measurements at December 31, 2024
		Quoted	Significant
		prices	other	Significant
		in active	observable	unobservable	Assets
		markets	inputs	inputs	measured at
	Total	(Level 1)	(Level 2)	(Level 3)	NAV

	(In millions)
Germany	$264.6	$-	$-	$264.6	$-
Canada:
Local currency equities	2.8	2.8	-	-	-
Local currency fixed income	78.1	78.1	-	-	-
Cash and other	.5	.5	-	-	-
Norway:
Local currency equities	2.0	2.0	-	-	-
Non local currency equities	6.9	6.9	-	-	-
Local currency fixed income	21.1	3.7	17.4	-	-
Non local currency fixed income	4.2	4.2	-	-	-
Real estate	6.2	-	-	6.2	-
Cash and other	3.6	3.4	-	.2	-
U.S.:
Equities	2.1	-	-	-	2.1
Fixed income	9.7	-	-	-	9.7
Cash and other	37.1	36.7	-	-	.4
Other	14.9	-	-	14.9	-
Total	$453.8	$138.3	$17.4	$285.9	$12.2

	Fair Value Measurements at December 31, 2025
		Quoted	Significant
		prices	other	Significant
		in active	observable	unobservable	Assets
		markets	inputs	inputs	measured at
	Total	(Level 1)	(Level 2)	(Level 3)	NAV

	(In millions)
Germany	$304.9	$-	$-	$304.9	$-
Canada:
Local currency equities	2.5	2.5	-	-	-
Local currency fixed income	79.1	79.1	-	-	-
Cash and other	.1	.1	-	-	-
Norway:
Local currency equities	2.3	2.3	-	-	-
Non local currency equities	7.5	7.5	-	-	-
Local currency fixed income	25.7	4.7	21.0	-	-
Non local currency fixed income	4.8	4.8	-	-	-
Real estate	7.4	-	-	7.4	-
Cash and other	4.5	4.4	-	.1	-
U.S.:
Cash and other	10.0	9.0	-	-	1.0
Other	17.1	-	-	17.1	-
Total	$465.9	$114.4	$21.0	$329.5	$1.0

A rollforward of the change in fair value of Level 3 assets follows.

	December 31,
	2024	2025

	(In millions)
Fair value at beginning of year	$292.1	$285.9
Gain on assets held at end of year	12.7	13.8
Gain (loss) on assets sold during the year	(.7)	(6.6)
Assets purchased	1.5	1.6
Assets sold	(2.3)	(2.0)
Currency exchange rate fluctuations	(17.4)	36.8
Fair value at end of year	$285.9	$329.5

Note 11 – Other noncurrent liabilities:

	December 31,
	2024	2025

	(In millions)
Asset retirement obligation	$14.3	$14.7
Accrued postretirement benefits	5.9	5.7
Employee benefits	4.5	4.6
Earn-out liability	4.3	-
Other	2.7	2.7
Total	$31.7	$27.7

See Note 16 to our Consolidated Financial Statements for additional details related to the LPC acquisition earn-out liability.

Note 12 – Income taxes:

	Years ended December 31,
	2023	2024	2025

	(In millions)
Pre-tax income (loss):
U.S.	$(1.5)	$72.6	$(73.2)
Non-U.S.	(71.4)	77.0	(24.2)
Total	$(72.9)	$149.6	$(97.4)

	Years ended December 31,
	2023		2024		2025

	(In millions)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(15.3)	21.0%	$31.4	21.0%	$(20.5)	21.0%
State income taxes, net of federal income tax effect	.1	(.2)	1.8	1.2	(1.0)	1.0
Foreign tax effects:
Germany:
Statutory tax rate difference between Germany and U.S.	3.6	(4.9)	(.4)	(.3)	2.8	(2.9)
Subnational income taxes	(7.5)	10.3	.9	.6	(5.8)	6.0
Effect of changes in tax laws enacted in the current period	-	-	-	-	19.3	(19.9)
Changes in valuation allowance	-	-	-	-	8.5	(8.8)
Other	.5	(.6)	3.5	2.3	2.3	(2.2)
Belgium:
Statutory tax rate difference between Belgium and U.S.	(2.0)	2.7	(1.1)	(.7)	(1.4)	1.4
Changes in valuation allowance	-	-	8.2	5.5	8.6	(8.8)
Other	.2	(.2)	-	-	.1	-
Canada:
Statutory tax rate difference between Canada and U.S.	1.3	(1.7)	.7	.5	.2	(.2)
Subnational income taxes	(2.4)	3.3	(1.4)	(.9)	(.4)	.5
Other	(1.1)	1.4	(.4)	(.3)	(.4)	.4
Other foreign jurisdictions	.7	(1.0)	1.3	.9	.8	(.9)
Effect of cross-border tax laws:
Incremental tax expense (benefit) on earnings (losses) of subsidiary	(3.9)	5.3	9.3	6.2	(12.3)	12.6
Other	(.3)	.4	3.2	2.1	.4	(.4)
Changes in valuation allowances	2.6	(3.6)	5.7	3.8	13.9	(14.2)
Other adjustments	(.3)	.5	.7	.5	(1.6)	1.6
Income tax expense (benefit)	$(23.8)	32.7%	$63.4	42.4%	$13.5	(13.8)%

	Years ended December 31,
	2023	2024	2025

	(In millions)
Components of income tax expense (benefit):
Current tax expense (benefit)
U.S. federal	$1.8	$6.2	$(.3)
State	.2	.8	(.1)
Non-U.S.	13.5	25.2	14.4
	15.5	32.2	14.0
Deferred income taxes (benefit)
U.S. federal	(3.7)	26.9	(14.4)
State	-	1.5	(1.1)
Non-U.S.	(35.6)	2.8	15.0
	(39.3)	31.2	(.5)

Income tax expense (benefit)	$(23.8)	$63.4	$13.5

Comprehensive income tax expense (benefit) allocable to:
Net income (loss)	$(23.8)	$63.4	$13.5
Other comprehensive income (loss):
Defined benefit pension plans	(6.7)	5.6	18.0
Other postretirement benefits plans	(.2)	-	.1
Comprehensive income tax expense (benefit)	$(30.7)	$69.0	$31.6

The amount shown in the preceding table of our income tax rate reconciliation for incremental tax expense (benefit) on earnings (losses) of  subsidiary represents current and deferred U.S. income taxes (or income tax benefits) attributable to one of our non-U.S. subsidiaries which is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

The components of our net deferred income taxes at December 31, 2024 and 2025 are summarized in the following table.

	December 31,
	2024		2025
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Property and equipment	$-	(66.8)	$-	$(64.8)
Lease assets (liabilities)	5.2	(5.3)	5.0	(5.1)
Accrued pension costs	14.7	-	.9	-
Capitalized research and development costs	6.3	-	8.5	-
Other accrued liabilities and deductible differences	15.4	-	17.6	-
Other taxable differences	-	(9.2)	-	(8.6)
Unrecognized currency gain	-	(16.8)	-	(11.1)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(8.8)	-	(7.6)
Tax loss and tax credit carryforwards	116.0	-	138.3	-
Valuation allowance	(20.1)	-	(52.5)	-
Adjusted gross deferred tax assets (liabilities)	137.5	(106.9)	117.8	(97.2)
Netting by tax jurisdiction	(82.4)	82.4	(82.0)	82.0
Net noncurrent deferred tax asset (liability)	$55.1	$(24.5)	$35.8	$(15.2)

We periodically review our deferred tax assets (“DTA”) to determine if a valuation allowance is required. At December 31, 2025, we have German corporate and trade net operating loss (“NOL”) carryforwards of $510.8 million (DTA of $57.2 million) and $46.3 million (DTA of $5.0 million), respectively; Belgian corporate NOL carryforwards of $109.0 million (DTA of $27.2 million); U.S. federal NOL carryforwards of $38.0 million (DTA of $8.0 million); and Canadian corporate and provincial NOL carryforwards of $30.9 million (DTA of $4.6 million) and $33.5 million (DTA of $3.8 million), respectively. With regards to our Belgian DTA, we did not have sufficient positive evidence to overcome the significant negative evidence of having twelve quarters of cumulative losses. Accordingly, at December 31, 2024, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance of $8.2 million under the more-likely-than-not recognition criteria with respect to our Belgian DTA. During 2025, we recognized an aggregate $8.6 million non-cash tax expense as the result of a net increase in such deferred income tax asset valuation allowance with respect to the additional losses recognized by our Belgian operations during 2025. At December 31, 2025, we have concluded no valuation allowance is required to be recognized for our German, U.S., and Canadian DTAs principally because such carryforwards have lengthy carryforward periods (the German and U.S. carryforwards may be carried forward indefinitely) and we currently expect to utilize the remainder of such carryforwards over the long term.  Although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German, U.S., or Canadian operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The 2017 Tax Act limited our business interest expense to the sum of our business interest income and 30% of our adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. At December 31, 2024 and December 31, 2025, we recorded a DTA of $13.3 million and $21.4 million, respectively, for the carryforwards associated with the nondeductible portion of our interest expense and have concluded we are required to recognize a valuation allowance for such DTA under the more-likely-than-not recognition criteria. During 2025, we recognized a non-cash deferred income tax expense of $9.2 million with respect to the valuation allowance recorded on our additional interest expense carryforwards.

For German tax purposes, our deductible interest expense is similarly limited. Our net business interest expense is limited to 30% of German taxable EBITDA and any business interest expense disallowed as a result of the limitation may be carried forward indefinitely. Prior to 2025 our interest deductions were not limited under this measure, however, at December 31, 2025, we recorded DTAs of $4.3 million and $4.4 million for the carryforwards associated with the nondeductible portion of our interest expense for German federal and trade tax purposes, respectively. We have concluded we are required to recognize a valuation allowance for such DTAs under the more-likely-than-not recognition criteria.  During 2025 we recognized a non-cash deferred income tax expense of $8.5 million with respect to the valuation allowance recorded against such carryforwards.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). Pursuant to the repatriation tax provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized current income tax expense of $74.5 million and elected to pay such tax in annual installments over an eight-year period. We made our final installment payment of $18.6 million in 2025.

On December 10, 2024, the Department of the Treasury and the Internal Revenue Service released final currency regulations under §987 and related rules (the “2024 Final Regulations”). The 2024 Final Regulations generally apply to tax years beginning after December 31, 2024, and include transition rules that require us to compute a pretransition gain or loss for currency translation related to the operations, assets and liabilities of our non-U.S. qualified business units. Pursuant to the 2024 Final Regulations, we recorded a pretransition gain of $77.1 million and, accordingly, our income tax expense in 2024 includes a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter. We have elected to amortize such gain into taxable income over a ten-year period beginning in 2025, and accordingly, in 2025 we recorded a current tax expense of $1.6 million as a result of such amortization.

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

On July 18, 2025, Germany enacted legislation which includes, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point in each of five years until the tax rate reaches 10% in 2032. We recorded a non-cash deferred tax expense of $19.3 million in the third quarter to reduce our net German deferred tax asset as a result of the reduction of the German corporate tax rate.

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

We accrue interest and penalties on our UTPs as a component of our provision for income taxes. Interest and penalties accrued during 2023, 2024 and 2025 were not material.

The following table shows the changes in the amount of our UTPs (exclusive of the effect of interest and penalties discussed above) during 2023, 2024 and 2025:

	Years ended December 31,
	2023	2024	2025

	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$3.2	$2.8	$3.2
Tax positions taken in current period	.5	.5	.6
Lapse due to applicable statute of limitations	(1.0)	-	(.6)
Change in currency exchange rates	.1	(.1)	.3
Unrecognized tax benefits at end of year	$2.8	$3.2	$3.5

At December 31, 2025, all of our uncertain tax benefits are classified as a component of our noncurrent deferred tax asset. If our UTP at December 31, 2025 was recognized, there would be no net impact to our effective income tax rate.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2022 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2021 for Germany and Belgium and 2020 for Canada and Norway although certain periods may be extended if currently under examination or for the review of cross-border transactions.

The following table shows our net tax payments (refunds) disaggregated by taxing jurisdiction made in 2023, 2024, and 2025.

	Years ended December 31,
	2023	2024	2025

	(In millions)
U.S. federal	$11.1	$17.8	$20.1
State	.6	.5	.3
Non-U.S.
Norway	11.6	14.7	23.3
Germany	(5.5)	.2	(1.1)
Canada	(1.2)	-	-
France	1.1	.7	1.4
Other	(.4)	.6	.9
	$17.3	$34.5	$44.9

Note 13 – Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2020, our board of directors adopted a plan that provides for the award of stock to our board of directors, up to a maximum of 200,000 shares. We awarded 14,700 shares in 2023, 9,300 shares in 2024 and 16,800 shares in 2025 under this plan. At December 31, 2025, 71,000 shares are available for awards.

Stock repurchase program – Our board of directors has previously authorized the repurchase of up to 2.0 million shares of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We use cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to our treasury and subsequently cancelled upon approval of the board of directors. In 2023, we acquired 313,814 shares of our common stock in market transactions for an aggregate purchase price of $2.8 million and subsequently cancelled all such shares. We made no treasury purchases in 2024 and 2025. At December 31, 2025, 1,017,518 shares are available for repurchase under this stock repurchase program.

Accumulated other comprehensive loss – Changes in accumulated other comprehensive loss for 2023, 2024 and 2025 are presented in the table below.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(269.2)	$(265.5)	$(300.0)
Other comprehensive income (loss)	3.7	(34.5)	32.7
Balance at end of period	$(265.5)	$(300.0)	$(267.3)

Defined benefit pension plans:
Balance at beginning of period	$(63.1)	$(76.0)	$(63.8)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	2.0	1.9	1.7
Net actuarial gain (loss) arising during year	(16.0)	10.0	26.0
Plan settlement	1.1	.3	7.1
Balance at end of period	$(76.0)	$(63.8)	$(29.0)

OPEB plans:
Balance at beginning of period	$.8	$.4	$.3
Other comprehensive income (loss) - amortization of prior service credit and net losses included in net periodic OPEB cost	(.2)	(.1)	.1
Net actuarial gain (loss) arising during year	(.2)	-	.3
Balance at end of period	$.4	$.3	$.7

Total accumulated other comprehensive loss:
Balance at beginning of period	$(331.5)	$(341.1)	$(363.5)
Other comprehensive income (loss)	(9.6)	(22.4)	67.9
Balance at end of period	$(341.1)	$(363.5)	$(295.6)

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

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2024	2025

	(In millions)
Current receivables from affiliates:
Income taxes receivable from Valhi (See Note 12)	$-	$2.7
Other	.6	.7
	$.6	$3.4

Current payables to affiliates:
Income taxes payable to Valhi (See Note 12)	$17.9	$-
Other	.1	1.3
	$18.0	$1.3

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

Interest income (including unused commitment fees) on our loan to Valhi was $.1 million in 2023, and nominal in 2024. Interest expense on our loan from Contran was $5.1 million in each of 2024 and 2025.

Under the terms of various intercorporate services agreements (“ISAs”) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such fees are based upon the compensation of individual Contran employees providing services for us and/or estimates of the time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate fees annually and agreements renew quarterly. The net ISA fee charged to us by Contran is included in selling, general and administrative expense and corporate expense on our Consolidated Statements of Operations and was $22.6 million in 2023, $23.7 million in 2024 and $25.8 million in 2025.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company (Tall Pines), a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A. M. Best or another internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. During 2023, 2024 and 2025 we and LPC paid $24.8 million, $25.6 million and $20.2 million, respectively, under the group insurance program, which amounts principally represent insurance premiums, including $19.6 million, $20.3 million and $13.7 million, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2026.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount we paid Contran for such services was $.4 million in each of 2023 and 2024 and $.3 million in 2025. Under the terms of a sublease agreement between Contran and us, we lease certain office space from Contran. We paid Contran $.6 million in 2023 and $.7 million in each of 2024 and 2025 for such rent and related ancillary services. We expect these relationships with Contran will continue in 2026.

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

Effective December 31, 2024, our LPC defined benefit pension plan was merged into our U.S. defined benefit pension plan, which is maintained and administered by NL. Under the terms of the merger, each of us and NL are contractually obligated to bear our respective share of the merged plan costs, including any funding obligations, and we and NL each continue to account for our respective portions of the merged plan as if it were a separate employee benefit plan. In February 2025, the NL board of directors approved the termination of the merged plan, with an effective date of June 30, 2025. As a result of the U.S. plan termination, we are entitled to remaining surplus pension assets totaling approximately $10 million attributable to our participants in the plan. Approximately $2 million of this surplus will be paid to us directly by NL in the first half of 2026. See Note 10. We anticipate that the merged plan termination will be substantially completed in the second half of 2026.

Note 15 – Commitments and contingencies:

Environmental matters – Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance and overall sustainability. Periodically we voluntarily publish on our website an Environmental Social Governance (“ESG”) Report, which describes our policies and programs in the area of ESG, including environmental compliance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment or enhancement of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all our manufacturing facilities are in substantial compliance with applicable environmental laws.

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

Concentrations of credit risk – Sales of TiO2 accounted for 90% of our net sales in each of 2023, 2024 and 2025. The remaining sales result from the sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to approximately 3,000 customers, with the top ten customers approximating 35% in 2023, 39% in 2024 and 35% in 2025 of net sales. One customer accounted for approximately 12% of our net sales in 2023 and 10% of our net sales in 2024. We did not have sales to a single customer representing 10% or more of net sales in 2025.

The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2023	2024	2025
Europe	44%	44%	45%
North America	41%	40%	40%

Long-term contracts – We have various agreements that contractually and unconditionally commit us to pay certain amounts in the future. Under these agreements, we have obligations of approximately $133 million at December 31, 2025 (including approximately $108 million committed to be purchased in 2026) which consist of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and services.

Note 16 – Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2024 and December 31, 2025:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2024
Noncurrent marketable securities	$3.4	$3.4	$-	$-
Earn-out liability	(4.3)	-	-	(4.3)
December 31, 2025
Noncurrent marketable securities	$1.8	$1.8	$-	$-
Earn-out liability	-	-	-	-

See Note 6 for amounts related to our marketable securities. See Note 5 for additional details related to the acquisition earn-out liability.

Currency forward contract - In order to manage currency exchange rate risk associated with our €75 million 3.75% Senior Secured Notes that matured in September 2025, in the first quarter of 2025 we entered into a euro currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025 resulting in cash proceeds of $2.8 million and a currency transaction gain of $2.8 million in 2025 included in our Condensed Consolidated Statements of Operations. At December 31, 2025, we had no currency forward contracts outstanding.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2024 and 2025.

	December 31, 2024		December 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$114.7	$114.7	$42.5	$42.5
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	365.4	403.4	503.7	469.9
Fixed rate 3.75% Senior Secured Notes due 2025	78.3	77.9	-	-
Revolving credit facility	10.0	10.0	-	-

At December 31, 2025, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €937 per €1,000 principal amount. The fair value of our 9.50% Senior Secured Notes due 2029 was based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the 9.50% Senior Secured Notes due 2029 trade was not active. Due to the variable interest rate, the carrying amount of our revolving credit facility is deemed to approximate fair value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 9. In addition, at December 31, 2025, we have a $53.7 million subordinated, unsecured term loan payable to a related party, Contran, due September 2029. See Note 14.

Note 17 – Restructuring costs:

In the third quarter of 2024, we closed our sulfate process line at our facility in Varennes, Canada. As a result of the sulfate process line closure, we recognized charges to cost of sales in 2024 of approximately $2 million related to workforce reductions for employees impacted and approximately $14 million in non-cash charges primarily related to accelerated depreciation. All accrued severance costs associated with this restructuring were paid in 2025.

In the fourth quarter of 2025, we initiated a restructuring plan designed to improve our long-term cost structure. A portion of the expected cost savings is planned to be achieved through workforce reductions. During the fourth quarter of 2025 we implemented companywide voluntary and involuntary workforce reductions impacting approximately 226 positions.  A substantial portion of these workforce reductions was accomplished through involuntary programs, for which eligible costs are recognized when management approves the separation program, the affected employees are properly notified, and the costs are estimable. A portion of the reductions was also accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. To the extent a statutorily mandated notice period applies and the affected employee is not required to provide services to us during the notice period, severance and all wages earned during the notice period are accrued at the time of the agreed upon separation. During the fourth quarter of 2025, we recognized an aggregate $10.3 million charge related to these workforce reductions, of which $6.4 million is classified in selling, general and administrative expense and $3.9 million of which is classified in cost of sales. Accrued severance costs remaining at December 31, 2025 are expected to be paid in 2026 and are included in accounts payable and accrued liabilities – other on our Consolidated Balance Sheet, see Note 9. We do not expect to accrue any further material amounts for the 2025 workforce reductions.

A summary of the activity in our accrued restructuring costs for 2024 and 2025 is shown in the table below:

	Years ended December 31,
	2024	2025

	(in millions)
Changes in accrued workforce reduction costs:
Balances at beginning of the year	$5.0	$.9
Workforce reduction costs accrued	2.0	10.3
Workforce reduction costs paid	(6.0)	(2.4)
Currency translation adjustments, net	(.1)	-
Current liability at the end of the year	$.9	$8.8

Note 18 – Recent accounting pronouncements:

Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. We adopted the ASU during the year ended December 31, 2025 on a retrospective basis. See Note 12.

Pending Adoption

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