Form 10-Q
period 2026-03-31
KRONOS WORLDWIDE INC
filed 2026-05-06
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on May 1, 2026:  115,053,116

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2025	2026
		(unaudited)
Current assets:
Cash and cash equivalents	$33.2	$25.7
Restricted cash	3.8	2.5
Accounts and other receivables, net	287.8	374.4
Inventories, net	628.6	549.3
Prepaid expenses and other	41.1	36.6

Total current assets	994.5	988.5

Other assets:
Restricted cash	5.5	5.4
Marketable securities	1.8	2.1
Operating lease right-of-use assets	19.9	19.0
Deferred income taxes	35.8	32.8
Goodwill	2.6	2.6
Other	32.4	35.3

Total other assets	98.0	97.2

Property and equipment:
Land	79.3	78.6
Buildings	279.8	274.5
Equipment	1,459.1	1,439.3
Mining properties	134.2	138.6
Construction in progress	44.5	48.5
	1,996.9	1,979.5
Less accumulated depreciation and amortization	1,272.6	1,266.9

Net property and equipment	724.3	712.6

Total assets	$1,816.8	$1,798.3

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	March 31,
	2025	2026
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$354.4	$296.8
Income taxes	14.4	14.2

Total current liabilities	368.8	311.0

Noncurrent liabilities:
Long-term debt	557.4	602.7
Accrued pension costs	80.9	76.4
Operating lease liabilities	15.7	14.9
Deferred income taxes	15.2	15.4
Other	27.7	32.9

Total noncurrent liabilities	696.9	742.3

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.4	1,390.4
Retained deficit	(344.9)	(355.5)
Accumulated other comprehensive loss	(295.6)	(291.1)

Total stockholders’ equity	751.1	745.0

Total liabilities and stockholders’ equity	$1,816.8	$1,798.3

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Net sales	$489.8	$509.8
Cost of sales	383.0	426.5

Gross margin	106.8	83.3

Selling, general and administrative expense	61.6	63.6
Other operating expense:
Currency transactions, net	(4.3)	(5.4)
Other operating expense, net	(2.5)	(1.7)

Income from operations	38.4	12.6

Other income (expense):
Interest and dividend income	.4	.2
Marketable equity securities	(1.0)	.3
Other components of net periodic pension and OPEB cost	(.5)	(.8)
Interest expense	(11.6)	(14.3)

Income (loss) before income taxes	25.7	(2.0)

Income tax expense	7.6	2.8

Net income (loss)	$18.1	$(4.8)

Net income (loss) per basic and diluted share	$.16	$(.04)

Weighted average shares used in the calculation of net income (loss) per share	115.0	115.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Net income (loss)	$18.1	$(4.8)

Other comprehensive income, net of tax:
Currency translation	17.3	4.2
Defined benefit pension plans	.4	.3

Total other comprehensive income, net	17.7	4.5

Comprehensive income (loss)	$35.8	$(.3)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2025 and 2026 (unaudited)
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at December 31, 2024	$1.2	$1,390.3	$(211.0)	$(363.5)	$817.0
Net income	-	-	18.1	-	18.1
Other comprehensive income, net of tax	-	-	-	17.7	17.7
Dividends paid - $.05 per share	-	-	(5.8)	-	(5.8)
Balance at March 31, 2025	$1.2	$1,390.3	$(198.7)	$(345.8)	$847.0

Balance at December 31, 2025	$1.2	$1,390.4	$(344.9)	$(295.6)	$751.1
Net loss	-	-	(4.8)	-	(4.8)
Other comprehensive income, net of tax	-	-	-	4.5	4.5
Dividends paid - $.05 per share	-	-	(5.8)	-	(5.8)
Balance at March 31, 2026	$1.2	$1,390.4	$(355.5)	$(291.1)	$745.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$18.1	$(4.8)
Depreciation	13.9	15.4
Amortization of operating lease right-of-use assets	1.0	1.2
Deferred income taxes	1.5	2.7
Benefit plan expense (less) greater than cash funding	(2.9)	1.2
Marketable equity securities	1.0	(.3)
Other, net	(1.0)	(.3)
Change in assets and liabilities:
Accounts and other receivables, net	(53.7)	(92.1)
Inventories, net	(27.2)	72.5
Prepaid expenses	1.3	3.7
Accounts payable and accrued liabilities	(62.2)	(55.2)
Income taxes	2.0	1.0
Accounts with affiliates	5.2	5.9
Other, net	.6	(2.2)

Net cash used in operating activities	(102.4)	(51.3)

Cash flows from investing activities - capital expenditures	(12.0)	(10.2)

Cash flows from financing activities:
Revolving credit facility:
Borrowings	145.0	158.1
Payments	(112.1)	(99.2)
Dividends paid	(5.8)	(5.8)

Net cash provided by financing activities	27.1	53.1

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(87.3)	(8.4)
Effect of currency exchange rate changes on cash	1.2	(.5)
Balance at beginning of period	114.7	42.5

Balance at end of period	$28.6	$33.6

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$19.6	$26.1
Income taxes	2.2	1.1
Accrual for capital expenditures	3.2	1.8

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2026 Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NL Industries, Inc. (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (“2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - TiO2 segment information:

Our chief operating decision maker (“CODM”) evaluates the TiO2 segment’s operating performance based on net income (loss) and segment profit (a non-GAAP measure), which we define as net income (loss) before income tax expense and certain general corporate items. These general corporate items include corporate expense and the components of other income (expense) except for trade interest income. Differences between segment profit and the amounts included in consolidated net income (loss) are shown in the table below. Trade interest income included in the calculation of segment profit is not significant for the three months ended March 31, 2025 or 2026. Substantially all depreciation expense is included in the calculation of segment profit for the three months ended March 31, 2026.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Net sales	$489.8	$509.8

Segment profit	$41.6	$15.1
Corporate expenses	(3.0)	(2.4)
Corporate interest and dividend income	.2	.1
Marketable equity securities	(1.0)	.3
Other components of net periodic pension and OPEB cost	(.5)	(.8)
Interest expense	(11.6)	(14.3)
Income tax expense	(7.6)	(2.8)
Net income (loss)	$18.1	$(4.8)

Note 3 - Accounts and other receivables, net:

	December 31,	March 31,
	2025	2026

	(In millions)
Trade receivables	$270.7	$357.9
Recoverable VAT and other receivables	16.4	16.0
Receivables from affiliates
Income taxes receivable from Valhi	2.7	2.6
Other	.7	.7
Refundable income taxes	1.2	1.0
Allowance for doubtful accounts	(3.9)	(3.8)
Total	$287.8	$374.4

Note 4 - Inventories, net:

	December 31,	March 31,
	2025	2026

	(In millions)
Raw materials	$179.7	$145.3
Work in process	47.3	47.0
Finished products	267.9	224.9
Supplies	133.7	132.1
Total	$628.6	$549.3

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss

		(In millions)
December 31, 2025:
Valhi common stock	1	$1.8	$3.2	$(1.4)

March 31, 2026:
Valhi common stock	1	$2.1	$3.2	$(1.1)

At December 31, 2025 and March 31, 2026, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2025 and March 31, 2026, the per share quoted market price of Valhi’s common stock was $12.05 and $14.30, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 6 - Long-term debt:

	December 31,	March 31,
	2025	2026

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$503.7	$490.9
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	-	58.1
Total debt	557.4	602.7
Less current maturities	-	-
Total long-term debt	$557.4	$602.7

9.50% Senior Secured Notes due 2029 - At March 31, 2026, the carrying value of the 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) is stated net of $8.4 million of unamortized premium and $6.2 million of unamortized debt issuance costs (at December 31, 2025 the amounts were $9.0 million and $6.9 million, respectively).

Revolving credit facility (the “Global Revolver”) - During the first three months of 2026, we borrowed $155.9 million and repaid $97.8 million under our $350 million Global Revolver. The average interest rate on outstanding borrowings under this facility during the three months ended March 31, 2026 was 4.5%. At March 31, 2026, the average interest rate on outstanding borrowings was 4.5% and we had borrowing availability of approximately $287 million less any amounts outstanding under this facility.

Other - We are in compliance with all of our debt covenants at March 31, 2026.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	March 31,
	2025	2026

	(In millions)
Accounts payable	$224.0	$201.3
Accrued sales discounts and rebates	25.1	8.4
Employee benefits	26.0	21.9
Payables to affiliates:
Contran	1.3	1.3
Accrued severance costs	8.8	7.1
Operating lease liabilities	4.2	3.9
Other	65.0	52.9
Total	$354.4	$296.8

See Note 15 for additional information related to accrued severance costs.

Note 8 - Other noncurrent liabilities:

	December 31,	March 31,
	2025	2026

	(In millions)
Asset retirement obligations	$14.7	$14.7
Accrued postretirement benefits	5.7	5.6
Employee benefits	4.6	4.4
Other	2.7	8.2
Total	$27.7	$32.9

Note 9 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Net sales - point of origin:
United States	$322.4	$357.7
Germany	216.8	226.6
Canada	110.8	87.9
Norway	70.5	66.1
Belgium	65.7	64.2
Eliminations	(296.4)	(292.7)
Total	$489.8	$509.8

Net sales - point of destination:
Europe	$228.5	$243.1
North America	190.2	186.2
Other	71.1	80.5
Total	$489.8	$509.8

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Net periodic pension cost (income):
Service cost	$1.4	$1.3
Interest cost	4.9	5.6
Expected return on plan assets	(4.8)	(5.3)
Recognized actuarial losses	.3	.4
Total	$1.8	$2.0

We expect our 2026 contributions for our pension plans to be approximately $17 million.

Note 11 - Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below.

	Three months ended
	March 31,
	2025	2026

	(In millions)
U.S. federal statutory tax rate	$5.4	$(.4)
Foreign tax effects:
Germany	.9	.1
Belgium:
Changes in valuation allowances	.1	.5
Other foreign jurisdictions	.6	.1
Effect of cross-border tax laws:
Net controlled-foreign-corporation tested income	.7	.1
Incremental tax benefit on losses of subsidiary	(1.6)	(.1)
Changes in valuation allowances	1.4	-
Changes in unrecognized tax benefits	.1	2.5
Income tax expense	$7.6	$2.8

The amount shown in the preceding table of our income tax rate reconciliation for incremental tax benefit on losses of subsidiary represents current and deferred U.S. income tax benefits attributable to one of our non-U.S. subsidiaries which is treated as a dual resident for U.S. income tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. It did not have a material impact on our consolidated financial statements.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and may propose tax deficiencies, including penalties and interest. In March 2026, we received notices of assessment from the German tax authorities for tax years 2019 through 2021. We disagree with the assessments and have filed notice of appeal. However, due to the uncertainty of the appeal and the complexity of the appeal process, during the first quarter of 2026 we recorded net income tax expense of $2.0 million to establish an uncertain tax position, net of amounts expected to be received from other taxing jurisdictions.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 10 for discussion of our defined benefit pension plans.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(300.0)	$(267.3)
Other comprehensive income	17.3	4.2
Balance at end of period	$(282.7)	$(263.1)

Defined benefit pension plans:
Balance at beginning of period	$(63.8)	$(29.0)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.4	.3
Balance at end of period	$(63.4)	$(28.7)

OPEB plans:
Balance at beginning and end of period	$.3	$.7

Total accumulated other comprehensive loss:
Balance at beginning of period	$(363.5)	$(295.6)
Other comprehensive income	17.7	4.5
Balance at end of period	$(345.8)	$(291.1)

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

Note 14 - Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		March 31, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$42.5	$42.5	$33.6	$33.6
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	503.7	469.9	490.9	416.7
Revolving credit facility	-	-	58.1	58.1

At December 31, 2025 and March 31, 2026, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €937 and €853 per €1,000 principal amount, respectively. The fair value of our Senior Secured Notes due 2029 was based on quoted market prices; however, these prices represented Level 2 inputs because the market in which the notes trade was not active. Due to the variable interest rate, the carrying amount of our revolving credit facility is deemed to approximate fair value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

Note 15 – Restructuring costs:

In the fourth quarter of 2025, we initiated a restructuring plan through workforce reductions which is supporting an improved current and longer-term cost structure. These workforce reductions impacted approximately 226 positions with a substantial portion of such reductions accomplished through involuntary programs. A portion of the reductions was also accomplished through voluntary programs, for which eligible workforce reduction costs were recognized at the time both the employee and employer were irrevocably committed to the terms of the separation. During the fourth quarter of 2025, we recognized an aggregate $10.3 million charge related to these workforce reductions. Accrued severance costs remaining at March 31, 2026 are expected to be substantially paid in 2026 and are included in accounts payable and accrued liabilities – other on our Condensed Consolidated Balance Sheet, see Note 7. We do not expect to accrue any further material amounts for the workforce reductions.

A summary of the activity in our accrued restructuring costs for the first three months of 2026 is shown in the table below:

Amount
(in millions)

Accrued workforce reduction costs at December 31, 2025	$8.8
Workforce reduction costs accrued	-
Workforce reduction costs paid	(1.5)
Currency translation adjustments, net	(.2)
Current liability at March 31, 2026	$7.1

Note 16 - Recent accounting pronouncements:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the three months ended March 31, 2026, approximately 40% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported a net loss of $4.8 million, or $.04 per share, in the first quarter of 2026 compared to net income of $18.1 million, or $.16 per share, in the first quarter of 2025. Net income decreased in the first quarter of 2026 compared to the prior year period primarily due to lower income from operations as a result of lower average TiO2 selling prices and lower production volumes, partially offset by higher sales volumes and lower production costs driven primarily by cost reduction initiatives implemented in the fourth quarter of 2025 to structurally realign our operations, as well as lower raw material and energy costs. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net loss for the three months ended March 31, 2026 includes an income tax expense of $2.0 million ($.02 per share) to recognize an uncertain tax position related to a German tax audit.

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

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions into our operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our business;
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion;
●	Changes in raw material and other operating costs (such as energy and ore costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for our TiO2 products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks, software implementation, upgrades or improvements, technology processing failures, or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	The introduction of new, or changes in existing tariffs, trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to comply with covenants contained in our revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;

●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities);
●	Government laws and regulations and possible changes therein including new environmental, sustainability, health and safety, or other regulations (such as those seeking to limit or classify TiO2 or its use); and
●	Pending or possible future litigation or other actions.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

Results of operations

Current industry conditions

We started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, our average TiO2 selling prices increased 2% during the first quarter of 2026. Our average TiO2 selling prices in the first quarter of 2026 were 6% lower than average TiO2 selling prices during the first quarter of 2025. Overall, our sales volumes increased in the first quarter of 2026 compared to the same period in 2025 due to higher overall sales volumes in the North American, Latin American and export markets partially offset by lower sales volumes in our European market.

During the fourth quarter of 2025, we implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve our cost structure and enable more efficient operation of our facilities at lower production rates for extended periods. As a result, beginning in the first quarter of 2026, our normal production capacity range has been adjusted to reflect our production capabilities under this new cost structure.

Excluding the effect of changes in currency exchange rates, our cost of sales per metric ton of TiO2 sold in the first quarter of 2026 was lower as compared to the first quarter of 2025 due to decreases in per metric ton production costs driven primarily by the cost reduction initiatives discussed above, as well as lower raw material and energy costs.

Quarter ended March 31, 2026 compared to the quarter ended March 31, 2025

	Three months ended March 31,
	2025		2026

	(Dollars in millions)
Net sales	$489.8	100%	$509.8	100%
Cost of sales	383.0	78	426.5	84
Gross margin	106.8	22	83.3	16
Selling, general and administrative expense	61.6	13	63.6	12
Other operating expense:
Currency transactions, net	(4.3)	1	(5.4)	1
Other operating expense, net	(2.5)	-	(1.7)	-
Income from operations	38.4	8	12.6	3
Corporate expense and trade interest income, net	3.2	1	2.5	-
Segment profit (1)	$41.6	9%	$15.1	3%

				% Change
TiO2 operating statistics:
Sales volumes*	136		142	4%
Production volumes*	143		128	(10)%
Percentage change in net sales:
TiO2 sales volumes				4%
TiO2 product pricing				(6)
TiO2 product mix/other				-
Changes in currency exchange rates				6
Total				4%
*	Thousands of metric tons

(1) We use segment profit to assess the performance of our TiO2 operations. Segment profit is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income.

Net sales - Net sales in the first quarter of 2026 increased 4%, or $20.0 million, compared to the first quarter of 2025 primarily due to the effects of a 4% increase in sales volumes (which increased net sales by approximately $20 million) and the favorable impact of changes in currency exchange rates (primarily the euro) which we estimate increased our net sales by approximately $30 million. These increases were partially offset by a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $30 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 4% in the first quarter of 2026 as compared to the first quarter of 2025 primarily due to higher sales volumes in our North American, Latin American and export markets partially offset by lower sales volumes in our European market. The incremental market share gains we achieved in our European market during the second half of 2025, primarily as a result of competitor plant closures, continued into the first quarter of 2026. However, gains were not sufficient to offset the underlying decline in overall European demand.

Cost of sales and gross margin - Cost of sales increased by $43.5 million, or 11%, in the first quarter of 2026 compared to the first quarter of 2025 due to the effects of a 4% increase in sales volumes and the unfavorable impact from changes in currency exchange rates, partially offset by lower production costs driven primarily by the cost reduction initiatives as well as lower raw material and energy costs. In addition, unabsorbed fixed costs were not material in the first quarter of 2026 compared to $10 million of unabsorbed fixed costs in the first quarter of 2025.

Our cost of sales as a percentage of net sales increased to 84% in the first quarter of 2026 compared to 78% in the same period of 2025, as the unfavorable impact of lower average TiO2 selling prices more than offset the favorable effects of lower production costs.

Gross margin as a percentage of net sales decreased to 16% in the first quarter of 2026 compared to 22% in the first quarter of 2025. As discussed and quantified above, our gross margin as a percentage of net sales decreased primarily due to the net effects of higher sales volumes, lower average TiO2 selling prices, lower production costs and changes in currency exchange rates.

Selling, general and administrative expense - Selling, general and administrative expense increased $2.0 million, or 3%, in the first quarter of 2026 compared to the first quarter of 2025 as the negative impact of currency exchange rates exceeded the benefits of lower costs during the quarter. Excluding the effects of currency exchange rates, we realized lower selling, general and administrative expenses as a result of (i) realization of cost savings as a result of the fourth quarter of 2025 restructuring, (ii) lower warehousing costs due to lower average finished products inventory volumes and (iii) non-recurring distribution costs incurred in the first quarter of 2025 associated with tariff mitigation strategies. Selling, general and administrative expense as a percentage of net sales decreased to 12% in the first quarter of 2026 compared to 13% in the first quarter of 2025 due to the effects of higher sales.

Segment profit - Segment profit decreased by $26.5 million to $15.1 million in the first quarter of 2026 compared to $41.6 million in the first quarter of 2025, primarily as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased segment profit by approximately $6 million in the first quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the first quarter of 2026 increased by $2.7 million compared to the first quarter of 2025 primarily due to higher average debt balances and higher interest rates. See Note 6 to our Condensed Consolidated Financial Statements. We recognized an unrealized gain of $.3 million in the first quarter of 2026 related to the change in marketable equity securities compared to an unrealized loss of $1.0 million in the same period of 2025.

Income tax expense - We recognized income tax expense of $2.8 million in the first quarter of 2026 compared to income tax expense of $7.6 million in the first quarter of 2025. The decrease is primarily due to lower earnings in the first quarter of 2026 and the jurisdictional mix of such earnings somewhat offset by a net uncertain tax position of $2.0 million recognized in the first quarter of 2026. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance, changes in our reserve for uncertain tax positions, or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 11 to our Condensed Consolidated Financial Statements.

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

Fluctuations in currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended March 31, 2026 vs March 31, 2025
				Translation	Total
				Gains/(losses) -	currency
	Transaction losses recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$-	$-	$-	$30	$30
Income from operations	(4)	(5)	(1)	(5)	(6)

The $30 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $6 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction losses of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. In the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. We recognized a $.9 million currency transaction gain which was included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2025, and
●	Approximately $5 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook

During the first quarter of 2026, sales volumes improved compared to the same period in 2025, primarily driven by higher sales volumes in our North American, Latin American, and export markets. While we gained market share in Europe as a result of competitor capacity reductions in 2025, these gains were not sufficient to offset further weakening end-market demand in the region. Although customers remain reluctant to build inventory, order lead times have increased, which provides us with greater flexibility in near- and intermediate-term production planning. Our order backlog at the beginning of 2026 was generally higher than the comparable prior-year period and has continued to show positive trends entering the second quarter. However, overall demand remains below historical levels, and the timing and sustainability of a broader market recovery remain uncertain. We implemented price increases during the first quarter of 2026; however, selling prices remain below 2025 levels, and additional price increases will be required to improve our operating margins.

During the fourth quarter of 2025, we implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve our cost structure and enable more efficient operation of our facilities at lower production rates for extended periods. We operated our facilities slightly below normal capacity during the first quarter of 2026. Our operating model balances improved cost efficiency with flexibility to respond to changes in demand. During the first quarter of 2026, we sold through higher cost inventory produced in the fourth quarter of 2025 and expect gross margin to improve as we realize the benefit of lower cost inventory produced during 2026.

Industry supply conditions tightened during the first quarter of 2026 due to the recent geopolitical conflict in the Middle East and related supply chain disruptions, including sulfuric acid pricing pressures, and higher energy costs, particularly in Europe. As a result, we are beginning to experience higher shipping and production costs driven primarily by increased energy, utility and raw material costs, especially in Europe. These cost pressures are expected to persist as long as uncertainty related to the conflict in the Middle East and broader global conditions continue. In response to rising costs, we implemented surcharges in most major markets and announced price increases effective in the second quarter of 2026. We expect TiO₂ selling prices to continue to rise during 2026, which would help mitigate increases in distribution, raw material, energy, and other production costs, although margins will remain below historical levels.

We are focused on improving operating margins through pricing actions, disciplined cost management, and continued execution of our operating cost structural realignment initiatives. We are also continuing to pursue targeted market share opportunities in regions and markets impacted by competitor curtailments, closures, logistical disruptions, or trade measures such as tariffs or duties that have reduced the competitiveness of low-cost imports. These actions are intended to support improved operating performance while maintaining flexibility in the event of continued demand volatility.

Liquidity and capital resources remain sufficient to support our operations and planned capital investments. While we typically experience significant seasonal cash usage in the first quarter, we expect cash on hand to improve over the remainder of the year. We will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. We believe our revolver availability, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

Our expectations for the TiO2 industry and our operations are based on a number of factors outside our control. Our operations are affected by global and regional economic, political and regulatory factors, and we have experienced global market disruptions. Future impacts on our operations will depend on, among other things, future energy costs, the effect of newly enacted tariffs in jurisdictions where we or our customers and suppliers operate, our success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on our operations or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Cash used in operating activities was $51.3 million in the first three months of 2026 compared to cash used of $102.4 million in the first three months of 2025. This $51.1 million decrease in the amount of cash used in operating activities was primarily due to the net effect of the following:

●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2026 of $70.6 million,
●	lower income from operations in 2026 of $25.8 million, and
●	higher cash paid for interest in 2026 of $6.5 million primarily due to increased debt levels and higher average interest rates relative to the comparable period in 2025 and the timing of interest payments.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, increased from December 31, 2025 to March 31, 2026 primarily due to the relative changes in the timing of sales and collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2025 to March 31, 2026 primarily due to lower inventory volumes as sales volumes exceeded production volumes during the first quarter of 2026.

	December 31, 2024	March 31, 2025	December 31, 2025	March 31, 2026
DSO	62 days	65 days	61 days	65 days
DSI	82 days	86 days	57 days	47 days

Investing activities

Our capital expenditures of $10.2 million and $12.0 million in the first three months of 2026 and 2025, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the first three months of 2026 and 2025, we paid dividends of $.05 per share to stockholders aggregating $5.8 million each period.

During the first three months of 2026 and 2025, we had net borrowings of $58.9 million and $32.9 million, respectively, on our revolving credit facility.

Outstanding debt obligations

At March 31, 2026, our consolidated debt comprised:

●	€426.174 million aggregate outstanding on our 9.50% Senior Secured Notes due March 2029 ($490.9 million carrying amount, net of unamortized premium and unamortized debt issuance costs),
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran, with an interest rate of 9.54%, due September 2029 (the “Contran Term Loan”), and
●	$58.1 million outstanding on our revolving credit facility (the “Global Revolver”).

Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated for the period ended March 31, 2026 was approximately $287 million.

Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2025 Annual Report. We are in compliance with all of our debt covenants at March 31, 2026. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

At March 31, 2026, we had aggregate cash, cash equivalents and restricted cash on hand of $33.6 million, of which $23.7 million was held by non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Based upon our expectations of our operating performance and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2027) and our long-term obligations (defined as the five-year period ending March 31, 2031, our time period for long-term budgeting). Our Global Revolver matures in July 2029, and at March 31, 2026, we had total availability for borrowing of approximately $287 million less any amounts outstanding under this facility. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 6 to our Condensed Consolidated Financial Statements.

Capital expenditures

We intend to invest approximately $60 million in capital expenditures primarily to maintain and improve our existing facilities during 2026, including $10.2 million in expenditures through March 31, 2026. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand and the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At March 31, 2026, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 11 and 13 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies and certain legal proceedings.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2026.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates, equity security and raw material prices. There have been no material changes in these market risks since we filed our 2025 Annual Report. See also Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2025 Annual Report and Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Brian W. Christian, our President and Chief Executive Officer and Bradley E. Troutman, our Senior Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report.

Item 6.Exhibits

10.1*

Restated and Amended Richards Bay Chloride Slag Sales Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent) and Kronos (US), Inc. effective January 1, 2016, as amended through Amendment dated February 13, 2026 (and effective January 1, 2026) between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron and Titanium Canada Inc.) and Kronos (US), Inc.

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

_______________

* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kronos Worldwide, Inc.
(Registrant)

Date: May 6, 2026	/s/ Bradley E. Troutman
Bradley E. Troutman
(Senior Vice President and Chief Financial Officer)

Date: May 6, 2026	/s/ Bryan S. Bell
Bryan S. Bell (Vice President and Controller, Global Finance)