Form 10-Q
period 2026-06-30
KRONOS WORLDWIDE INC
filed 2026-08-05
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on July 31, 2026:  115,097,516

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

ASSETS	December 31,	June 30,
	2025	2026

Current assets:
Cash and cash equivalents	$33.2	$26.6
Restricted cash	3.8	2.5
Accounts and other receivables, net	287.8	393.3
Inventories, net	628.6	498.3
Prepaid expenses and other	41.1	21.9

Total current assets	994.5	942.6

Other assets:
Restricted cash	5.5	5.4
Marketable securities	1.8	2.1
Operating lease right-of-use assets	19.9	19.2
Deferred income taxes	35.8	29.7
Goodwill	2.6	2.6
Other	32.4	34.8

Total other assets	98.0	93.8

Property and equipment:
Land	79.3	78.3
Buildings	279.8	271.8
Equipment	1,459.1	1,435.9
Mining properties	134.2	139.0
Construction in progress	44.5	49.6
	1,996.9	1,974.6
Less accumulated depreciation and amortization	1,272.6	1,267.0

Net property and equipment	724.3	707.6

Total assets	$1,816.8	$1,744.0

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	June 30,
	2025	2026

Current liabilities:
Accounts payable and accrued liabilities	$354.4	$282.2
Income taxes	14.4	3.6

Total current liabilities	368.8	285.8

Noncurrent liabilities:
Long-term debt (including affiliate debt of $53.7 at each period)	557.4	569.6
Accrued pension costs	80.9	73.7
Operating lease liabilities	15.7	15.1
Deferred income taxes	15.2	16.0
Other	27.7	32.8

Total noncurrent liabilities	696.9	707.2

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.4	1,390.8
Retained deficit	(344.9)	(346.0)
Accumulated other comprehensive loss	(295.6)	(295.0)

Total stockholders’ equity	751.1	751.0

Total liabilities and stockholders’ equity	$1,816.8	$1,744.0

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

Net sales	$494.4	$558.1	$984.2	$1,067.9
Cost of sales	431.6	455.3	814.5	881.8

Gross margin	62.8	102.8	169.7	186.1

Selling, general and administrative expense	62.1	64.5	123.7	128.1
Other operating income (expense):
Currency transactions, net	9.4	(.5)	5.0	(5.9)
Other operating expense, net	(2.7)	(.2)	(5.2)	(1.9)

Income from operations	7.4	37.6	45.8	50.2

Other income (expense):
Interest and dividend income	.3	.3	.7	.5
Marketable equity securities	-	-	(1.0)	.3
Other components of net periodic pension and OPEB cost	(.6)	(.8)	(1.1)	(1.6)
Interest expense	(12.8)	(14.2)	(24.4)	(28.5)

Income (loss) before income taxes	(5.7)	22.9	20.0	20.9

Income tax expense	3.5	7.7	11.1	10.5

Net income (loss)	$(9.2)	$15.2	$8.9	$10.4

Net income (loss) per basic and diluted share	$(.08)	$.13	$.08	$.09

Weighted average shares used in the calculation of net income (loss) per share	115.0	115.1	115.0	115.1

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

Net income (loss)	$(9.2)	$15.2	$8.9	$10.4

Other comprehensive income (loss), net of tax:
Currency translation	14.2	(4.2)	31.5	-
Defined benefit pension plans	.4	.3	.8	.6

Total other comprehensive income (loss), net	14.6	(3.9)	32.3	.6

Comprehensive income	$5.4	$11.3	$41.2	$11.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Three months ended June 30, 2025 and 2026
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at March 31, 2025	$1.2	$1,390.3	$(198.7)	$(345.8)	$847.0
Net loss	-	-	(9.2)	-	(9.2)
Other comprehensive income, net of tax	-	-	-	14.6	14.6
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.05 per share	-	-	(5.7)	-	(5.7)
Balance at June 30, 2025	$1.2	$1,390.4	$(213.6)	$(331.2)	$846.8

Balance at March 31, 2026	$1.2	$1,390.4	$(355.5)	$(291.1)	$745.0
Net income	-	-	15.2	-	15.2
Other comprehensive loss, net of tax	-	-	-	(3.9)	(3.9)
Issuance of common stock	-	.4	-	-	.4
Dividends paid - $.05 per share	-	-	(5.7)	-	(5.7)
Balance at June 30, 2026	$1.2	$1,390.8	$(346.0)	$(295.0)	$751.0

	Six months ended June 30, 2025 and 2026
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at December 31, 2024	$1.2	$1,390.3	$(211.0)	$(363.5)	$817.0
Net income	-	-	8.9	-	8.9
Other comprehensive income, net of tax	-	-	-	32.3	32.3
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.10 per share	-	-	(11.5)	-	(11.5)
Balance at June 30, 2025	$1.2	$1,390.4	$(213.6)	$(331.2)	$846.8

Balance at December 31, 2025	$1.2	$1,390.4	$(344.9)	$(295.6)	$751.1
Net income	-	-	10.4	-	10.4
Other comprehensive income, net of tax	-	-	-	.6	.6
Issuance of common stock	-	.4	-	-	.4
Dividends paid - $.10 per share	-	-	(11.5)	-	(11.5)
Balance at June 30, 2026	$1.2	$1,390.8	$(346.0)	$(295.0)	$751.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended
	June 30,
	2025	2026

Cash flows from operating activities:
Net income	$8.9	$10.4
Depreciation	29.0	31.2
Amortization of operating lease right-of-use assets	2.0	2.3
Deferred income taxes	-	6.1
Benefit plan expense less than cash funding	(4.5)	(.4)
Marketable equity securities	1.0	(.3)
Other, net	(2.8)	(.3)
Change in assets and liabilities:
Accounts and other receivables, net	(21.5)	(111.7)
Inventories, net	20.5	120.6
Prepaid expenses	16.3	18.5
Accounts payable and accrued liabilities	(83.4)	(67.8)
Income taxes	(15.6)	(10.0)
Accounts with affiliates	(32.9)	5.5
Other, net	1.3	(2.1)

Net cash provided by (used in) operating activities	(81.7)	2.0

Cash flows from investing activities - capital expenditures	(23.2)	(26.3)

Cash flows from financing activities:
Revolving credit facility:
Borrowings	306.3	283.7
Payments	(280.9)	(255.3)
Dividends paid	(11.5)	(11.5)

Net cash provided by financing activities	13.9	16.9

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(91.0)	(7.4)
Effect of currency exchange rate changes on cash	4.0	(.6)
Balance at beginning of period	114.7	42.5

Balance at end of period	$27.7	$34.5

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$22.4	$28.7
Income taxes	50.1	17.8
Accrual for capital expenditures	3.4	1.0

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2026 Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NLI Holdings, Inc. (formerly NL Industries, Inc.) (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NLI’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NLI and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (“2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - TiO2 segment information:

Our chief operating decision maker (“CODM”) evaluates the TiO2 segment’s operating performance based on net income (loss) and segment profit (a non-GAAP measure), which we define as net income (loss) before income tax expense and certain general corporate items. These general corporate items include corporate expense and the components of other income (expense) except for trade interest income which is not significant. Differences between segment profit and the amounts included in consolidated net income (loss) are shown in the table below. Substantially all depreciation expense is included in the calculation of segment profit.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Net sales	$494.4	$558.1	$984.2	$1,067.9

Segment profit	$10.9	$41.0	$52.5	$56.1
Corporate expenses	(3.3)	(3.2)	(6.3)	(5.6)
Corporate interest and dividend income	.1	.1	.3	.2
Marketable equity securities	-	-	(1.0)	.3
Other components of net periodic pension and OPEB cost	(.6)	(.8)	(1.1)	(1.6)
Interest expense	(12.8)	(14.2)	(24.4)	(28.5)
Income tax expense	(3.5)	(7.7)	(11.1)	(10.5)
Net income (loss)	$(9.2)	$15.2	$8.9	$10.4

Depreciation expense	$15.1	$15.8	$29.0	$31.2

Note 3 - Accounts and other receivables, net:

	December 31,	June 30,
	2025	2026

	(In millions)
Trade receivables	$270.7	$373.4
Recoverable VAT and other receivables	16.4	17.7
Receivables from affiliates
Income taxes receivable from Valhi	2.7	4.0
Other	.7	.7
Refundable income taxes	1.2	1.2
Allowance for doubtful accounts	(3.9)	(3.7)
Total	$287.8	$393.3

Note 4 - Inventories, net:

	December 31,	June 30,
	2025	2026

	(In millions)
Raw materials	$179.7	$144.5
Work in process	47.3	48.1
Finished products	267.9	176.8
Supplies	133.7	128.9
Total	$628.6	$498.3

Note 5 - Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our related party, Valhi. Our marketable securities are carried at fair value using quoted market prices in active markets for each marketable security and represent a Level 1 input within the fair value hierarchy. Unrealized gains or losses on equity securities are recognized in other income (expense) - marketable equity securities on our Condensed Consolidated Statements of Operations.

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss

		(In millions)
December 31, 2025:
Valhi common stock	1	$1.8	$3.2	$(1.4)

June 30, 2026:
Valhi common stock	1	$2.1	$3.2	$(1.1)

At December 31, 2025 and June 30, 2026, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2025 and June 30, 2026, the per share quoted market price of Valhi’s common stock was $12.05 and $14.67, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 6 - Long-term debt:

	December 31,	June 30,
	2025	2026

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$503.7	$487.7
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	-	28.2
Total debt	557.4	569.6
Less current maturities	-	-
Total long-term debt	$557.4	$569.6

9.50% Senior Secured Notes due 2029 - At June 30, 2026, the carrying value of the 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) is stated net of $8.0 million of unamortized premium and $5.7 million of unamortized debt issuance costs (at December 31, 2025 the amounts were $9.0 million and $6.9 million, respectively).

Revolving credit facility (the “Global Revolver”) - During the first six months of 2026, we borrowed $280.2 million and repaid $252.0 million under our $350 million Global Revolver. The average interest rate on outstanding borrowings under this facility for the six months ended June 30, 2026 was 4.9%. At June 30, 2026, $28.2 million was outstanding under the Global Revolver and the average interest rate on outstanding borrowings was 5.3%. At June 30, 2026 we had borrowing availability of approximately $261 million less any amounts outstanding under this facility.

Other - We are in compliance with all of our debt covenants at June 30, 2026.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	June 30,
	2025	2026

	(In millions)
Accounts payable	$224.0	$172.5
Accrued sales discounts and rebates	25.1	14.0
Employee benefits	26.0	26.3
Payables to affiliates:
Contran - trade items	1.3	1.6
Accrued severance costs	8.8	3.8
Operating lease liabilities	4.2	3.9
Other	65.0	60.1
Total	$354.4	$282.2

See Note 15 for additional information related to accrued severance costs.

Note 8 - Other noncurrent liabilities:

	December 31,	June 30,
	2025	2026

	(In millions)
Asset retirement obligations	$14.7	$15.0
Accrued postretirement benefits	5.7	5.5
Uncertain tax positions	-	5.4
Employee benefits	4.6	4.3
Other	2.7	2.6
Total	$27.7	$32.8

See Note 11 for additional information related to the uncertain tax positions.

Note 9 - Revenue recognition:

The following table disaggregates our net sales by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Net sales - point of origin:
United States	$275.7	$440.7	$598.1	$798.4
Germany	214.5	253.7	431.3	480.3
Canada	55.7	87.6	166.5	175.5
Belgium	65.6	70.3	131.3	134.5
Norway	72.8	62.8	143.3	128.9
Eliminations	(189.9)	(357.0)	(486.3)	(649.7)
Total	$494.4	$558.1	$984.2	$1,067.9

Net sales - point of destination:
Europe	$226.8	$285.5	$455.3	$528.6
North America	188.2	199.0	378.4	385.2
Other	79.4	73.6	150.5	154.1
Total	$494.4	$558.1	$984.2	$1,067.9

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Net periodic pension cost (income):
Service cost	$1.5	$1.2	$2.9	$2.5
Interest cost	5.4	5.5	10.6	11.1
Expected return on plan assets	(5.6)	(5.3)	(10.8)	(10.6)
Recognized actuarial losses	.6	.5	1.0	.9
Total	$1.9	$1.9	$3.7	$3.9

We expect our 2026 contributions for our pension plans to be approximately $17 million.

Note 11 - Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
U.S. federal statutory tax rate	$(1.2)	$4.8	$4.2	$4.4
Foreign tax effects:
Germany:
Nondeductible items	.6	.5	1.1	.5
Other	(.4)	.9	-	1.0
Belgium:
Changes in valuation allowances	2.7	.4	2.8	.9
Other	(.3)	(.1)	(.3)	(.1)
Canada:
Subnational income taxes	.6	.5	1.1	.5
Other	(.5)	(.1)	(.6)	(.1)
Other foreign jurisdictions	.3	.1	.5	.2
Effect of cross-border tax laws:
Net controlled-foreign-corporation tested income	1.0	.6	1.6	.7
Incremental tax benefit on losses of subsidiary	(2.2)	(1.3)	(3.8)	(1.4)
Other	.1	.1	.2	.1
Changes in valuation allowances	3.2	1.1	4.6	1.1
Changes in unrecognized tax benefits, net	-	.1	(.1)	2.6
Other adjustments	(.4)	.1	(.2)	.1
Income tax expense	$3.5	$7.7	$11.1	$10.5

Comprehensive provision for income taxes allocable to:
Net income	$3.5	$7.7	$11.1	$10.5
Other comprehensive income - pension plans	.1	.1	.2	.2
Total	$3.6	$7.8	$11.3	$10.7

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

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 10 for discussion of our defined benefit pension plans.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(282.7)	$(263.1)	$(300.0)	$(267.3)
Other comprehensive income (loss)	14.2	(4.2)	31.5	-
Balance at end of period	$(268.5)	$(267.3)	$(268.5)	$(267.3)

Defined benefit pension plans:
Balance at beginning of period	$(63.4)	$(28.7)	$(63.8)	$(29.0)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.4	.3	.8	.6
Balance at end of period	$(63.0)	$(28.4)	$(63.0)	$(28.4)

OPEB plans:
Balance at beginning and end of period	$.3	$.7	$.3	$.7

Total accumulated other comprehensive loss:
Balance at beginning of period	$(345.8)	$(291.1)	$(363.5)	$(295.6)
Other comprehensive income (loss)	14.6	(3.9)	32.3	.6
Balance at end of period	$(331.2)	$(295.0)	$(331.2)	$(295.0)

Note 13 - Commitments and contingencies:

We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so, if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible, but not probable, a loss has been incurred, and if so, if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote. We have not accrued any amounts for litigation matters because it is not reasonably possible we have incurred a loss that would be material to our consolidated financial statements, results of operations or liquidity.

Note 14 - Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		June 30, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$42.5	$42.5	$34.5	$34.5
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	503.7	469.9	487.7	478.8
Revolving credit facility	-	-	28.2	28.2

At December 31, 2025 and June 30, 2026, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €937 and €986 per €1,000 principal amount, respectively. The fair value of our Senior Secured Notes due 2029 was based on quoted market prices; however, these prices represented Level 2 inputs because the market in which the notes trade was not active. Due to the variable interest rate, the carrying amount of our revolving credit facility is deemed to approximate fair value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

Note 15 – Restructuring costs:

In the fourth quarter of 2025, we initiated a restructuring plan through workforce reductions which is supporting an improved current and longer-term cost structure. These workforce reductions impacted approximately 226 positions with a substantial portion of such reductions accomplished through involuntary programs. A portion of the reductions was also accomplished through voluntary programs, for which eligible workforce reduction costs were recognized at the time both the employee and employer were irrevocably committed to the terms of the separation. During the fourth quarter of 2025, we recognized an aggregate $10.3 million charge related to these workforce reductions. Accrued severance costs remaining at June 30, 2026 are expected to be substantially paid in 2026 and are included in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet, see Note 7. We do not expect to accrue any further material amounts for the workforce reductions.

A summary of the activity in our accrued restructuring costs for the first six months of 2026 is shown in the table below:

Amount
(in millions)

Accrued workforce reduction costs at December 31, 2025	$8.8
Workforce reduction costs accrued	-
Workforce reduction costs paid	(4.8)
Currency translation adjustments, net	(.2)
Current liability at June 30, 2026	$3.8

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations, which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and related compliance obligations. The standard is intended to improve consistency and comparability in accounting for environmental credit programs by providing a comprehensive accounting framework. The ASU is effective for us beginning in 2028, with early adoption permitted. We are in the process of evaluating the impact this standard will have on our Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the six months ended June 30, 2026, approximately 45% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $15.2 million, or $.13 per share, in the second quarter of 2026 compared to a net loss of $9.2 million, or $.08 per share, in the second quarter of 2025. For the first six months of 2026, we reported net income of $10.4 million or $.09 per share, compared to net income of $8.9 million or $.08 per share, in the first six months of 2025. Net income increased in the second quarter and first six months of 2026 compared to the prior year periods primarily due to higher sales volumes and lower production costs resulting from cost reduction initiatives implemented in the fourth quarter of 2025, as well as lower raw material costs (primarily feedstock costs) and lower unabsorbed fixed costs. These favorable factors were partially offset by lower average TiO2 selling prices. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Our net income for the six months ended June 30, 2026 includes an income tax expense of $2.0 million ($.02 per share) to recognize an uncertain tax position related to a German tax audit.

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

Results of operations

Current industry conditions

We started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, our average TiO2 selling prices increased 4% during the first six months of 2026. During the second quarter of 2026, we announced and implemented various price increases and surcharges in response to higher operating costs. Our average TiO2 selling prices for the first six months of 2026 were 4% lower than our average TiO2 selling prices for the first six months of 2025. Overall, our sales volumes increased in the first six months of 2026 compared to the same period in 2025 primarily due to market share gains across all markets resulting from changing competitive and supply conditions and the continued effect of anti-dumping duties which remain in effect in certain markets.

During the fourth quarter of 2025, we implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve our cost structure and enable more efficient operation of our facilities at lower production rates for extended periods. As a result, we adjusted our normal production capacity range in 2026 to reflect our production capabilities under this new cost structure.

Excluding the effect of changes in currency exchange rates, our cost of sales per metric ton of TiO2 sold in the first half of 2026 was lower than the comparable period of 2025 due to decreases in per metric ton production costs driven primarily by the cost reduction initiatives discussed above, as well as lower raw material costs (primarily feedstock costs) and lower unabsorbed fixed costs.

Quarter ended June 30, 2026 compared to the quarter ended June 30, 2025

	Three months ended June 30,
	2025		2026

	(Dollars in millions)
Net sales	$494.4	100%	$558.1	100%
Cost of sales	431.6	87	455.3	82
Gross margin	62.8	13	102.8	18
Selling, general and administrative expense	62.1	13	64.5	12
Other operating income (expense):
Currency transactions, net	9.4	2	(.5)	-
Other operating expense, net	(2.7)	(1)	(.2)	-
Income from operations	7.4	1	37.6	6
Corporate expense and trade interest income, net	3.5	1	3.4	1
Segment profit (1)	$10.9	2%	$41.0	7%

				% Change
TiO2 operating statistics:
Sales volumes*	132		153	16%
Production volumes*	125		135	8%
Percentage change in net sales:
TiO2 sales volumes				16%
TiO2 product pricing				(3)
TiO2 product mix/other				(2)
Changes in currency exchange rates				2
Total				13%
*	Thousands of metric tons

(1) We use segment profit to assess the performance of our TiO2 operations. Segment profit is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income, see Note 2 to our Condensed Consolidated Financial Statements.

Net sales - Net sales in the second quarter of 2026 increased 13%, or $63.7 million, compared to the second quarter of 2025 primarily due to the effects of a 16% increase in sales volumes (which increased net sales by approximately $79 million) and the favorable impact of changes in currency exchange rates (primarily the euro) which we estimate increased our net sales by approximately $10 million. These increases were partially offset by a 3% decrease in average TiO2 selling prices (which decreased net sales by approximately $15 million) and by changes in product mix, primarily due to lower average selling prices and lower sales volumes in our complementary businesses. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Our sales volumes increased 16% in the second quarter of 2026 as compared to the second quarter of 2025 primarily due to market share gains in all major markets resulting from changing competitive and supply conditions and anti-dumping duties that remain in effect in certain markets.

Cost of sales and gross margin - Cost of sales increased by $23.7 million, or 5%, in the second quarter of 2026 compared to the second quarter of 2025 due to a 16% increase in sales volumes and the unfavorable impact from changes in currency exchange rates. These increases were partially offset by lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025, lower raw material costs (primarily feedstock), and lower unabsorbed fixed costs. Unabsorbed fixed costs were not material in the second quarter of 2026 compared to approximately $20 million in the second quarter of 2025.

Our cost of sales as a percentage of net sales improved to 82% in the second quarter of 2026 compared to 87% in the same period of 2025, primarily due to the favorable effects of higher sales volumes and lower production costs, discussed above. These favorable impacts were partially offset by lower average TiO2 selling prices and the unfavorable impact of lower average selling prices and sales volumes within our complementary businesses.

Gross margin as a percentage of net sales increased to 18% in the second quarter of 2026 compared to 13% in the second quarter of 2025. Our gross margin as a percentage of net sales increased primarily due to the net effects of higher sales volumes, lower average TiO2 selling prices, lower production costs as discussed above, and the unfavorable impact from changes in currency exchange rates.

Selling, general and administrative expense - Selling, general and administrative expense increased $2.4 million, or 4%, in the second quarter of 2026 compared to the second quarter of 2025, as the unfavorable impact of changes in currency exchange rates and higher distribution costs more than offset cost savings realized from the fourth quarter of 2025 restructuring. Excluding the effects of changes in currency exchange rates, distribution costs increased primarily due to higher sales volumes and elevated U.S. freight rates beginning early in the second quarter of 2026. Selling, general and administrative expense as a percentage of net sales decreased to 12% in the second quarter of 2026 compared to 13% in the second quarter of 2025, primarily due to the effects of higher sales.

Segment profit - Segment profit increased by $30.1 million to $41.0 million in the second quarter of 2026 compared to $10.9 million in the second quarter of 2025, primarily as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased segment profit by approximately $12 million in the second quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the second quarter of 2026 increased by $1.4 million compared to the second quarter of 2025 primarily due to higher average debt balances and higher interest rates. See Note 6 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB cost in the second quarter of 2026 increased $.2 million compared to the second quarter of 2025 primarily due to lower expected return on plan assets.

Income tax expense - We recognized income tax expense of $7.7 million in the second quarter of 2026 compared to income tax expense of $3.5 million in the second quarter of 2025. The increase is primarily due to higher earnings in the second quarter of 2026 and the jurisdictional mix of such earnings. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowances, changes in our reserve for uncertain tax positions, or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 11 to our Condensed Consolidated Financial Statements.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six months ended June 30,
	2025		2026

	(Dollars in millions)
Net sales	$984.2	100%	$1,067.9	100%
Cost of sales	814.5	83	881.8	83
Gross margin	169.7	17	186.1	17
Selling, general and administrative expense	123.7	13	128.1	12
Other operating income (expense):
Currency transactions, net	5.0	1	(5.9)	(1)
Other operating expense, net	(5.2)	(1)	(1.9)	-
Income from operations	45.8	4	50.2	4
Corporate expense and trade interest income, net	6.7	1	5.9	1
Segment profit (1)	$52.5	5%	$56.1	5%

				% Change
TiO2 operating statistics:
Sales volumes*	268		295	10%
Production volumes*	268		263	(2)%
Percentage change in net sales:
TiO2 sales volumes				10%
TiO2 product pricing				(4)
TiO2 product mix/other				(1)
Changes in currency exchange rates				4
Total				9%
*	Thousands of metric tons

(1) We use segment profit to assess the performance of our TiO2 operations. Segment profit is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income, see Note 2 to our Condensed Consolidated Financial Statements.

Net sales - Net sales in the first six months of 2026 increased 9%, or $83.7 million, compared to the first six months of 2025 primarily due to the effects of a 10% increase in sales volumes (which increased net sales by approximately $98 million) and the favorable impact of changes in currency exchange rates (primarily the euro), which we estimate increased our net sales by approximately $41 million. These increases were partially offset by a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $39 million) and by changes in product mix, primarily due to lower average selling prices and lower sales volumes in our complementary businesses. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Our sales volumes increased 10% in the first six months of 2026 as compared to the same period in 2025 primarily due to market share gains in all major markets resulting from changing competitive and supply conditions and anti-dumping duties that remain in effect in certain markets.

Cost of sales and gross margin - Cost of sales increased by $67.3 million, or 8%, in the first six months of 2026 compared to the first six months of 2025 due to a 10% increase in sales volumes and the unfavorable impact from changes in currency exchange rates.  These increases were partially offset by lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025, lower raw material costs (primarily feedstock), and lower unabsorbed fixed costs. Unabsorbed fixed costs were not material in the first six months of 2026 compared to $30 million in the first six months of 2025.

Our cost of sales as a percentage of net sales was comparable at 83% in the first six months of 2026 and 2025 as the favorable effects of higher sales volumes and lower cost of inventory sold were offset by lower average TiO2 selling prices, the unfavorable impact of changes in currency exchange rates, and lower average selling prices and sales volumes within our complementary businesses.

Gross margin as a percentage of net sales was comparable at 17% in the first six months of 2026 and 2025 based on the factors affecting net sales and cost of sales, discussed above.

Selling, general and administrative expense - Selling, general and administrative expense increased $4.4 million, or 4%, in the first six months of 2026 compared to the first six months of 2025, as the unfavorable impact of changes in currency exchange rates and slightly higher distribution costs more than offset cost savings realized from the fourth quarter of 2025 restructuring. Excluding the effects of changes in currency exchange rates, distribution costs increased primarily due to higher sales volumes and elevated U.S. freight rates beginning early in the second quarter of 2026. These increases more than offset the benefit of the restructuring implemented in the fourth quarter 2025 and the one-time impact of additional warehousing costs in the first quarter of 2025 to position finished goods inventory in the U.S. in advance of anticipated U.S. federal government tariff announcements. Selling, general and administrative expense as a percentage of net sales decreased to 12% in the first six months of 2026 compared to 13% in the same period of 2025, primarily due to the effects of higher sales described above.

Segment profit - Segment profit increased by $3.6 million to $56.1 million in the first six months of 2026 compared to $52.5 million in the first six months of 2025, primarily as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased segment profit by approximately $18 million in the first six months of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the first six months of 2026 increased by $4.1 million compared to the first six months of 2025 primarily due to higher average debt balances and higher interest rates. See Note 6 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB costs in the first six months of 2026 increased $.5 million compared to the first six months of 2025 primarily due to lower expected return on plan assets. We recognized an unrealized gain of $.3 million in the first six months of 2026 related to the change in marketable equity securities compared to an unrealized loss of $1.0 million in the same period of 2025.

Income tax expense - We recognized income tax expense of $10.5 million in the first six months of 2026 compared to income tax expense of $11.1 million in the same period of 2025. The decrease is primarily due to the jurisdictional mix of earnings partially offset by a net uncertain tax position of $2.0 million recognized in the first quarter of 2026. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowances, changes in our reserve for uncertain tax positions, or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 11 to our Condensed Consolidated Financial Statements.

At December 31, 2025, we had significant German corporate and trade net operating loss (NOL) carryforwards of $510.8 million (deferred tax asset “DTA” of $57.2 million) and $46.3 million (DTA of $5.0 million), respectively. Prior to December 31, 2025, and using all available evidence, we had concluded that no deferred income tax asset valuation allowance was required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. At June 30, 2026, we continue to conclude no valuation allowance is required to be recognized for our German DTAs although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Fluctuations in currency exchange rates had the following effects on our sales and segment profit for the periods indicated.

Impact of changes in currency exchange rates
Three months ended June 30, 2026 vs June 30, 2025
				Translation	Total
				gains/(losses) -	currency
	Transaction gains (losses) recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$-	$-	$-	$10	$10
Segment profit	9	(1)	(10)	(2)	(12)

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

The $12 million decrease in segment profit was comprised of the following:

●	Higher net currency transaction losses of approximately $10 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. In the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. We recognized a $2.3 million currency transaction gain which was included in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2025, and
●	Approximately $2 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S, dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Impact of changes in currency exchange rates
Six months ended June 30, 2026 vs June 30, 2025
				Translation	Total
				gains/(losses) -	currency
	Transaction gains (losses) recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$-	$-	$-	$41	$41
Segment profit	5	(6)	(11)	(7)	(18)

The $41 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $18 million decrease in segment profit was comprised of the following:

●	Higher net currency transaction losses of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. In the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. We recognized a $3.2 million currency transaction gain which was included in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2025, and
●	Approximately $7 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S, dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook

During the second quarter of 2026, we continued the positive momentum from the first quarter, with sales volumes improving compared to the same period in 2025. Volume growth was driven by higher sales across all major markets as a result of market share gains, particularly in Europe, reflecting changing competitive and supply conditions that created opportunities to expand our customer base. While demand has improved compared to 2025, overall demand remains below historical levels, particularly in North America, where demand continues to be affected by broader economic uncertainty, prolonged elevated interest rates and subdued consumer spending. We believe industry-wide TiO2 inventories remain constrained and customer order levels have improved in response to geopolitical instability and recent supply and shipping disruptions in certain regions. As a result, customer order lead times have lengthened. Our order backlog entering the third quarter is favorable compared to prior year, providing greater flexibility in our near- and intermediate-term production planning.

Based on our performance during the first six months of 2026, we currently expect full-year net sales to exceed 2025 levels and we expect gross margin and operating income margins to improve compared to 2025. We implemented additional price increases and surcharges during the second quarter of 2026 in response to higher production, energy and logistic costs, and we expect the overall pricing environment to remain favorable through the remainder of the year. While our overall selling prices remain below prior year levels, industry supply conditions and ongoing pricing initiatives are expected to support further price increases during the second half of 2026. However, additional pricing actions may be required to further improve profit margins toward historical levels.

The cost-reduction initiatives implemented during the fourth quarter of 2025, including workforce reductions and other measures designed to align our cost structure with current demand levels, continue to benefit our operating results in 2026. During the second quarter of 2026, we realized improved gross margins, and we expect margins to continue to benefit from lower cost inventory produced during 2026 and more favorable selling prices. Our operational restructuring allows us to run our facilities more efficiently at lower production rates for extended periods while maintaining flexibility to respond to changing market conditions. We operated our facilities within our normal capacity range during the first six months of 2026, and we currently expect to continue operating within our normal capacity range for the remainder of the year.

We remain focused on improving profitability through pricing actions, disciplined cost management, and continued execution of our operating cost structural realignment initiatives. We also continue to pursue targeted sales growth opportunities in regions affected by changing competitive and supply conditions, logistical challenges and trade measures that have reduced the competitiveness of certain imports.

Liquidity and capital resources remain sufficient to support our operations and planned capital investments. While we typically experience significant seasonal cash usage in the first half of the year, we expect cash on hand to improve over the remainder of the year. We will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. We believe our revolving credit facility availability, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

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

Cash provided by operating activities was $2.0 million in the first six months of 2026 compared to cash used of $81.7 million in the first six months of 2025. This $83.7 million increase in the amount of cash provided by operating activities was primarily due to the net effect of the following:

●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2026 of $42.6 million,
●	lower cash paid for taxes in 2026 of $32.3 million primarily due to our final repatriation tax installment payment under the 2017 Tax Act made in 2025 of $18.6 million and the relative timing of payments,
●	higher cash paid for interest in 2026 of $6.3 million primarily due to increased debt levels and higher average interest rates relative to the comparable period in 2025 and the timing of interest payments, and
●	higher income from operations in 2026 of $4.4 million.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, increased from December 31, 2025 to June 30, 2026 primarily due to the relative changes in the timing of sales and collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2025 to June 30, 2026 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first six months of 2026.

	December 31, 2024	June 30, 2025	December 31, 2025	June 30, 2026
DSO	62 days	62 days	61 days	62 days
DSI	82 days	75 days	57 days	35 days

Investing activities

Our capital expenditures of $26.3 million and $23.2 million in the first six months of 2026 and 2025, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the first six months of 2026 and 2025, we paid quarterly dividends of $.05 per share to stockholders aggregating $11.5 million each period.

During the first six months of 2026 and 2025, we had net borrowings of $28.4 million and $25.4 million, respectively, on our revolving credit facility.

Outstanding debt obligations

At June 30, 2026, our consolidated debt comprised:

●	€426.174 million aggregate outstanding on our 9.50% Senior Secured Notes due March 2029 ($487.7 million carrying amount, net of unamortized premium and unamortized debt issuance costs),
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran, with an interest rate of 9.54%, due September 2029 (the “Contran Term Loan”), and
●	$28.2 million outstanding on our revolving credit facility (the “Global Revolver”).

Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated for the period ended June 30, 2026 was approximately $261 million.

Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2025 Annual Report. We are in compliance with all of our debt covenants at June 30, 2026. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

At June 30, 2026, we had aggregate cash, cash equivalents and restricted cash on hand of $34.5 million, of which $27.8 million was held by our non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Based upon our expectations of our operating performance and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2027) and our long-term obligations (defined as the five-year period ending June 30, 2031, our time period for long-term budgeting). Our Global Revolver matures in July 2029, and at June 30, 2026, we had total availability for borrowing of approximately $261 million less any amounts outstanding under this facility. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 6 to our Condensed Consolidated Financial Statements.

Capital expenditures

We intend to invest approximately $60 million in capital expenditures primarily to maintain and improve our existing facilities during 2026, including $26.3 million in expenditures through June 30, 2026. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand and the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At June 30, 2026, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 11 and 13 to our Condensed Consolidated Financial Statements for a description of certain income tax contingencies and certain legal proceedings.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2026.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Brian W. Christian, our President and Chief Executive Officer and Bradley E. Troutman, our Senior Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kronos Worldwide, Inc.
(Registrant)

Date: August 5, 2026	/s/ Bradley E. Troutman
Bradley E. Troutman
(Senior Vice President and Chief Financial Officer)

Date: August 5, 2026	/s/ Bryan S. Bell
Bryan S. Bell (Vice President and Controller, Global Finance)