Form 10-Q
period 2026-09-30
KRONOS WORLDWIDE INC
filed 2026-11-05
CIK 1257640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on November 2, 2026:  115,097,516

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

ASSETS	December 31,	September 30,
	2025	2026

Current assets:
Cash and cash equivalents	$33.2	$32.1
Restricted cash	3.8	2.5
Accounts and other receivables, net	287.8	399.4
Inventories, net	628.6	481.3
Prepaid expenses and other	41.1	33.8

Total current assets	994.5	949.1

Other assets:
Restricted cash	5.5	5.5
Marketable securities	1.8	2.2
Operating lease right-of-use assets	19.9	18.7
Deferred income taxes	35.8	19.6
Goodwill	2.6	2.6
Other	32.4	37.0

Total other assets	98.0	85.6

Property and equipment:
Land	79.3	78.4
Buildings	279.8	271.9
Equipment	1,459.1	1,438.8
Mining properties	134.2	144.2
Construction in progress	44.5	61.2
	1,996.9	1,994.5
Less accumulated depreciation and amortization	1,272.6	1,286.3

Net property and equipment	724.3	708.2

Total assets	$1,816.8	$1,742.9

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	September 30,
	2025	2026

Current liabilities:
Accounts payable and accrued liabilities	$354.4	$278.9
Income taxes	14.4	8.9

Total current liabilities	368.8	287.8

Noncurrent liabilities:
Long-term debt (including affiliate debt of $53.7 at each period)	557.4	539.9
Accrued pension costs	80.9	71.5
Operating lease liabilities	15.7	14.9
Deferred income taxes	15.2	11.2
Other	27.7	33.5

Total noncurrent liabilities	696.9	671.0

Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,390.4	1,390.8
Retained deficit	(344.9)	(317.0)
Accumulated other comprehensive loss	(295.6)	(290.9)

Total stockholders’ equity	751.1	784.1

Total liabilities and stockholders’ equity	$1,816.8	$1,742.9

Commitments and contingencies (Notes 2, 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

Net sales	$456.9	$541.1	$1,441.1	$1,609.0
Cost of sales	409.9	413.7	1,224.5	1,295.5

Gross margin	47.0	127.4	216.6	313.5

Selling, general and administrative expense	61.6	66.8	185.3	194.9
Other operating income (expense):
Currency transactions, net	(1.9)	(2.4)	3.2	(8.3)
Other operating expense, net	(2.7)	(.3)	(7.9)	(2.2)

Income (loss) from operations	(19.2)	57.9	26.6	108.1

Other income (expense):
Gain on remeasurement of earn-out liability	4.6	-	4.6	-
Interest and dividend income	.2	.2	.9	.7
Marketable equity securities	(.1)	.1	(1.1)	.4
Other components of net periodic pension and OPEB cost	(.5)	(.8)	(1.6)	(2.4)
Interest expense	(14.1)	(13.4)	(38.5)	(41.9)

Income (loss) before income taxes	(29.1)	44.0	(9.1)	64.9

Income tax expense	7.9	9.2	19.0	19.7

Net income (loss)	$(37.0)	$34.8	$(28.1)	$45.2

Net income (loss) per basic and diluted share	$(.32)	$.30	$(.24)	$.39

Weighted average shares used in the calculation of net income (loss) per share	115.0	115.1	115.0	115.1

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

Net income (loss)	$(37.0)	$34.8	$(28.1)	$45.2

Other comprehensive income, net of tax:
Currency translation	.2	3.7	31.7	3.7
Defined benefit pension plans	.4	.4	1.2	1.0
Other postretirement benefit plans	.1	-	.1	-

Total other comprehensive income, net	.7	4.1	33.0	4.7

Comprehensive income (loss)	$(36.3)	$38.9	$4.9	$49.9

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Three months ended September 30, 2025 and 2026
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at June 30, 2025	$1.2	$1,390.4	$(213.6)	$(331.2)	$846.8
Net loss	-	-	(37.0)	-	(37.0)
Other comprehensive income, net of tax	-	-	-	.7	.7
Dividends paid - $.05 per share	-	-	(5.8)	-	(5.8)
Balance at September 30, 2025	$1.2	$1,390.4	$(256.4)	$(330.5)	$804.7

Balance at June 30, 2026	$1.2	$1,390.8	$(346.0)	$(295.0)	$751.0
Net income	-	-	34.8	-	34.8
Other comprehensive income, net of tax	-	-	-	4.1	4.1
Dividends paid - $.05 per share	-	-	(5.8)	-	(5.8)
Balance at September 30, 2026	$1.2	$1,390.8	$(317.0)	$(290.9)	$784.1

	Nine months ended September 30, 2025 and 2026
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	deficit	loss	Total
Balance at December 31, 2024	$1.2	$1,390.3	$(211.0)	$(363.5)	$817.0
Net loss	-	-	(28.1)	-	(28.1)
Other comprehensive income, net of tax	-	-	-	33.0	33.0
Issuance of common stock	-	.1	-	-	.1
Dividends paid - $.15 per share	-	-	(17.3)	-	(17.3)
Balance at September 30, 2025	$1.2	$1,390.4	$(256.4)	$(330.5)	$804.7

Balance at December 31, 2025	$1.2	$1,390.4	$(344.9)	$(295.6)	$751.1
Net income	-	-	45.2	-	45.2
Other comprehensive income, net of tax	-	-	-	4.7	4.7
Issuance of common stock	-	.4	-	-	.4
Dividends paid - $.15 per share	-	-	(17.3)	-	(17.3)
Balance at September 30, 2026	$1.2	$1,390.8	$(317.0)	$(290.9)	$784.1

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended
	September 30,
	2025	2026

Cash flows from operating activities:
Net income (loss)	$(28.1)	$45.2
Depreciation	44.6	46.5
Amortization of operating lease right-of-use assets	3.2	3.5
Gain on remeasurement of earn-out liability	(4.6)	-
Premium on issuance of senior secured notes	4.4	-
Deferred income taxes	13.2	7.3
Benefit plan expense less than cash funding	(6.2)	(4.0)
Marketable equity securities	1.1	(.4)
Other, net	.3	(1.9)
Change in assets and liabilities:
Accounts and other receivables, net	(15.6)	(119.2)
Inventories, net	44.7	139.0
Prepaid expenses	5.0	9.7
Accounts payable and accrued liabilities	(101.5)	(71.8)
Income taxes	(19.0)	(4.2)
Accounts with affiliates	(28.1)	7.9
Other, net	(3.0)	(2.7)

Net cash provided by (used in) operating activities	(89.6)	54.9

Cash flows from investing activities - capital expenditures	(32.7)	(39.8)

Cash flows from financing activities:
Revolving credit facility:
Borrowings	484.4	375.7
Payments	(425.7)	(375.7)
Payments on long-term debt	(88.0)	-
Proceeds from issuance of senior secured notes	88.0	-
Deferred financing fees	(1.5)	-
Dividends paid	(17.3)	(17.3)

Net cash provided by (used in) financing activities	39.9	(17.3)

Cash, cash equivalents and restricted cash - net change from:
Operating, investing and financing activities	(82.4)	(2.2)
Effect of currency exchange rate changes on cash	4.1	(.2)
Balance at beginning of period	114.7	42.5

Balance at end of period	$36.4	$40.1

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$44.6	$54.2
Income taxes	45.3	19.4
Accrual for capital expenditures	4.2	1.1

See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2026 Valhi, Inc. (NYSE: VHI) held approximately 50% of our outstanding common stock and a wholly-owned subsidiary of NLI Holdings, Inc. (formerly NL Industries, Inc.) (NYSE: NL) held approximately 31% of our common stock. Valhi owned approximately 83% of NLI’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NLI and us.

Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (“2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos Worldwide, Inc. and its subsidiaries (NYSE: KRO) taken as a whole.

Note 2 - TiO2 segment information:

Our chief operating decision maker (“CODM”) evaluates the TiO2 segment’s operating performance based on net income (loss) and segment profit (loss) (a non-GAAP measure), which we define as net income (loss) before income tax expense and certain general corporate items. These general corporate items include corporate expense and the components of other income (expense) except for trade interest income which is not significant. Differences between segment profit (loss) and the amounts included in consolidated net income (loss) are shown in the table below. Substantially all depreciation expense is included in the calculation of segment profit (loss).

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Net sales	$456.9	$541.1	$1,441.1	$1,609.0

Segment profit (loss)	$(15.3)	$61.0	$37.2	$117.1
Corporate expenses	(3.7)	(3.0)	(10.0)	(8.6)
Corporate interest and dividend income	-	.1	.3	.3
Marketable equity securities	(.1)	.1	(1.1)	.4
Other components of net periodic pension and OPEB cost	(.5)	(.8)	(1.6)	(2.4)
Interest expense	(14.1)	(13.4)	(38.5)	(41.9)
Income tax expense	(7.9)	(9.2)	(19.0)	(19.7)
Gain on remeasurement of earn-out liability	4.6	-	4.6	-
Net income (loss)	$(37.0)	$34.8	$(28.1)	$45.2

Depreciation expense	$15.6	$15.3	$44.6	$46.5

During the third quarter of 2025, we recognized a non-cash gain of $4.6 million from the remeasurement of an earn-out liability associated with our 2024 acquisition of the remaining ownership interest in Louisiana Pigment Company, L.P. ("LPC").  Based on management’s assessment that the performance thresholds required to trigger payment of the earn-out were no longer probable of being achieved, the estimated fair value of the earn-out liability was reduced to zero, resulting in the recognition of the gain. Additional information regarding the LPC acquisition is included in Note 5 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Note 3 - Accounts and other receivables, net:

	December 31,	September 30,
	2025	2026

	(In millions)
Trade receivables	$270.7	$374.2
Recoverable VAT and other receivables	16.4	23.8
Receivables from affiliates
Income taxes receivable from Valhi	2.7	3.1
Other	.7	.7
Refundable income taxes	1.2	.9
Allowance for doubtful accounts	(3.9)	(3.3)
Total	$287.8	$399.4

Note 4 - Inventories, net:

	December 31,	September 30,
	2025	2026

	(In millions)
Raw materials	$179.7	$104.6
Work in process	47.3	56.2
Finished products	267.9	187.2
Supplies	133.7	133.3
Total	$628.6	$481.3

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

	Fair value
	measurement	Market	Cost	Unrealized
Marketable security	level	value	basis	loss

		(In millions)
December 31, 2025:
Valhi common stock	1	$1.8	$3.2	$(1.4)

September 30, 2026:
Valhi common stock	1	$2.2	$3.2	$(1.0)

At December 31, 2025 and September 30, 2026, we held approximately 144,000 shares of Valhi’s common stock. At December 31, 2025 and September 30, 2026, the per share quoted market price of Valhi’s common stock was $12.05 and $15.41, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 6 - Long-term debt:

	December 31,	September 30,
	2025	2026

	(In millions)
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	$503.7	$486.2
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Total debt	557.4	539.9
Less current maturities	-	-
Total long-term debt	$557.4	$539.9

9.50% Senior Secured Notes due 2029 - At September 30, 2026, the carrying value of the 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) is stated net of $7.6 million of unamortized premium and $5.2 million of unamortized debt issuance costs (at December 31, 2025 the amounts were $9.0 million and $6.9 million, respectively).

Revolving credit facility (the “Global Revolver”) - During the first nine months of 2026, we borrowed and repaid $375.7 million under our $350 million Global Revolver. The average interest rate on outstanding borrowings under this facility for the nine months ended September 30, 2026 was 5.6%. At September 30, 2026, there were no amounts outstanding under the Global Revolver. The borrowing base calculated as of September 30, 2026 was approximately $254 million.

Other - We are in compliance with all of our debt covenants at September 30, 2026.

Note 7 - Accounts payable and accrued liabilities:

	December 31,	September 30,
	2025	2026

	(In millions)
Accounts payable	$224.0	$171.3
Accrued sales discounts and rebates	25.1	16.8
Employee benefits	26.0	31.6
Payables to affiliates:
Contran - trade items	1.3	1.5
Accrued severance costs	8.8	1.3
Operating lease liabilities	4.2	3.6
Other	65.0	52.8
Total	$354.4	$278.9

See Note 15 for additional information related to accrued severance costs.

Note 8 - Other noncurrent liabilities:

	December 31,	September 30,
	2025	2026

	(In millions)
Asset retirement obligations	$14.7	$15.6
Accrued postretirement benefits	5.7	5.5
Uncertain tax positions	-	5.5
Employee benefits	4.6	4.2
Other	2.7	2.7
Total	$27.7	$33.5

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Net sales - point of origin:
United States	$288.7	$291.0	$886.8	$1,089.4
Germany	208.5	253.2	639.8	733.5
Canada	64.3	85.0	230.8	260.5
Belgium	54.6	62.6	185.9	197.1
Norway	54.2	59.2	197.5	188.1
Eliminations	(213.4)	(209.9)	(699.7)	(859.6)
Total	$456.9	$541.1	$1,441.1	$1,609.0

Net sales - point of destination:
Europe	$204.7	$250.5	$660.0	$779.1
North America	179.9	219.0	558.3	604.2
Other	72.3	71.6	222.8	225.7
Total	$456.9	$541.1	$1,441.1	$1,609.0

Note 10 - Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Net periodic pension cost (income):
Service cost	$1.5	$1.2	$4.4	$3.7
Interest cost	5.6	5.6	16.2	16.7
Expected return on plan assets	(5.7)	(5.3)	(16.5)	(15.9)
Recognized actuarial losses	.5	.4	1.5	1.3
Total	$1.9	$1.9	$5.6	$5.8

We expect our 2026 contributions for our pension plans to be approximately $17 million.

Note 11 - Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
U.S. federal statutory tax rate	$(6.1)	$9.2	$(1.9)	$13.6
Foreign tax effects:
Germany:
Subnational income taxes	1.9	2.3	1.3	3.0
Effect of changes in tax laws enacted in the current period	19.3	1.0	19.3	1.0
Changes in valuation allowances, net	-	2.2	-	3.0
Nondeductible items	(1.6)	1.9	(.5)	2.4
Other	(1.7)	(1.9)	(1.1)	(2.4)
Belgium:
Changes in valuation allowances	2.5	1.3	5.3	2.2
Other	(.4)	(.2)	(.7)	(.3)
Other foreign jurisdictions	(1.8)	1.2	(.8)	1.7
Effect of changes in tax laws enacted in the current period	-	(12.1)	-	(12.1)
Effect of cross-border tax laws:
Net controlled-foreign-corporation tested income	(1.5)	3.3	.1	4.0
Incremental tax expense (benefit) on earnings of subsidiary	5.9	(5.2)	2.1	(6.6)
Other	(.2)	1.1	-	1.2
Changes in valuation allowances, net	(8.6)	4.8	(4.0)	5.9
Changes in unrecognized tax benefits, net	(.1)	-	(.2)	2.6
Other adjustments	.3	.3	.1	.5
Income tax expense	$7.9	$9.2	$19.0	$19.7

Comprehensive provision for income taxes allocable to:
Net income	$7.9	$9.2	$19.0	$19.7
Other comprehensive income:
Currency translation	-	3.8	-	3.8
Pension plans	.1	.1	.3	.3
Total	$8.0	$13.1	$19.3	$23.8

The amount shown in the preceding table of our income tax rate reconciliation for incremental tax expense (benefit) on earnings of subsidiary represents current and deferred U.S. income tax benefits attributable to one of our non-U.S. subsidiaries which is treated as a dual resident for U.S. income tax purposes.

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

In 2024, we recognized income tax expense upon the enactment of final §987 currency regulations, which included transition rules requiring us to recognize a pre-transition gain for currency translation related to our qualified business units. In August 2026, the U.S. Department of the Treasury and the Internal Revenue Service issued proposed currency regulations under §987 that narrow the application of the 2024 final regulations by introducing a controlled foreign corporation (“CFC”) exemption election and related transition rules. Taxpayers may rely on these proposed regulations, which apply to tax years beginning after December 31, 2024. As a result of our assessment, we will no longer elect to amortize the pre-transition §987 gain and have recognized a non-cash deferred income tax benefit of $12.1 million during the third quarter of 2026.

On July 18, 2025, Germany enacted legislation which included, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point annually for five years reaching 10% in 2032. We recorded a non-cash deferred income tax expense of $19.3 million in the third quarter of 2025 to reduce our net German deferred tax asset as a result of the reduction of the German corporate tax rate.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. It did not have a material impact on our consolidated financial statements.

Note 12 - Stockholders’ equity:

Changes in accumulated other comprehensive loss are presented in the table below. See Note 10 for discussion of our defined benefit pension plans.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(268.5)	$(267.3)	$(300.0)	$(267.3)
Other comprehensive income	.2	3.7	31.7	3.7
Balance at end of period	$(268.3)	$(263.6)	$(268.3)	$(263.6)

Defined benefit pension plans:
Balance at beginning of period	$(63.0)	$(28.4)	$(63.8)	$(29.0)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	.4	.4	1.2	1.0
Balance at end of period	$(62.6)	$(28.0)	$(62.6)	$(28.0)

OPEB plans:
Balance at beginning of period	$.3	$.7	$.3	$.7
Other comprehensive income - amortization of prior service cost and net losses included in net periodic OPEB cost	.1	-	.1	-
Balance at end of period	$.4	$.7	$.4	$.7

Total accumulated other comprehensive loss:
Balance at beginning of period	$(331.2)	$(295.0)	$(363.5)	$(295.6)
Other comprehensive income	.7	4.1	33.0	4.7
Balance at end of period	$(330.5)	$(290.9)	$(330.5)	$(290.9)

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

Note 14 - Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		September 30, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash	$42.5	$42.5	$40.1	$40.1
Long-term debt:
Fixed rate 9.50% Senior Secured Notes due 2029	503.7	469.9	486.2	487.0

At December 31, 2025 and September 30, 2026, the estimated market price of our 9.50% Senior Secured Notes due 2029 was €937 and €1,007 per €1,000 principal amount, respectively. The fair value of our Senior Secured Notes due 2029 was based on quoted market prices; however, these prices represented Level 2 inputs because the market in which the notes trade was not active. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

Note 15 – Restructuring costs:

In the fourth quarter of 2025, we initiated a restructuring plan through workforce reductions which is supporting an improved current and longer-term cost structure. These workforce reductions impacted approximately 226 positions with a substantial portion of such reductions accomplished through involuntary programs. A portion of the reductions was also accomplished through voluntary programs, for which eligible workforce reduction costs were recognized at the time both the employee and employer were irrevocably committed to the terms of the separation. During the fourth quarter of 2025, we recognized an aggregate $10.3 million charge related to these workforce reductions. Accrued severance costs remaining at September 30, 2026 are expected to be substantially paid in 2026 and are included in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet, see Note 7. We do not expect to accrue any further material amounts for the workforce reductions.

A summary of the activity in our accrued restructuring costs for the first nine months of 2026 is shown in the table below:

Amount
(in millions)

Accrued workforce reduction costs at December 31, 2025	$8.8
Workforce reduction costs accrued	-
Workforce reduction costs paid	(7.3)
Currency translation adjustments, net	(.2)
Current liability at September 30, 2026	$1.3

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including paints, plastics, paper and other industrial and specialty products. For the nine months ended September 30, 2026, approximately 42% of our sales volumes were sold into European markets. Our production facilities are located in Europe and North America.

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

Executive summary

We reported net income of $34.8 million, or $.30 per share, in the third quarter of 2026 compared to a net loss of $37.0 million, or $.32 per share, in the third quarter of 2025. For the first nine months of 2026, we reported net income of $45.2 million, or $.39 per share, compared to a net loss of $28.1 million, or $.24 per share, in the first nine months of 2025. Net income increased in the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher income from operations resulting from higher sales and production volumes, lower raw material costs (primarily feedstock costs) and lower production costs attributable to cost reduction initiatives implemented in the fourth quarter of 2025. These improvements were partially offset by higher distribution costs. Additionally, average TiO2 selling prices for the third quarter of 2026 were higher than in the comparable prior-year period. Our results of operations for the third quarter and first nine months of 2025 were significantly impacted by reduced demand across all major markets and unabsorbed fixed production costs resulting from lower production volumes. Comparability of our results was also impacted by the effects of changes in currency exchange rates.

Other income in the third quarter and first nine months of 2025 includes a non-cash pre-tax gain of $4.6 million ($3.6 million or $.03 per share, net of income tax expense) resulting from the remeasurement of the earn-out liability related to our 2024 acquisition of the remaining ownership interest in Louisiana Pigment Company, L.P. See Note 2 to our Condensed Consolidated Financial Statements.

Our net income for the three and nine months ended September 30, 2026 includes a non-cash deferred income tax benefit of $12.1 million ($.11 per share) related to proposed currency regulations under §987 released in August, 2026. Our net income for the nine months ended September 30, 2026 also includes income tax expense of $2.0 million ($.02 per share) to recognize an uncertain tax position related to a German tax audit. See Note 11 to our Condensed Consolidated Financial Statements.

Our net loss for the three and nine months ended September 30, 2025 includes a non-cash deferred income tax expense of $19.3 million ($.17 per share) to reduce our net German deferred tax asset as a result of legislation enacted in Germany during the third quarter of 2025. See Note 11 to our Condensed Consolidated Financial Statements.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions into our operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our business;
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion;
●	Changes in raw material and other operating costs (such as energy and ore costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for our TiO2 products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks, software implementation, upgrades or improvements, technology processing failures, or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	Pricing pressure and changes in industry supply and production levels;
●	Competitive technology positions;

●	The introduction of new, or changes in existing tariffs, trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to comply with covenants contained in our revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities);
●	Government laws and regulations and possible changes therein including new environmental, sustainability, health and safety, or other regulations (such as those seeking to limit or classify TiO2 or its use); and
●	Pending or possible future litigation or other actions.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

Results of operations

Current industry conditions

We started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, our average TiO2 selling prices increased 11% during the first nine months of 2026. Throughout this period, we successfully implemented price increases and surcharges in response to rising operating costs, including energy and distribution costs. As a result, our average TiO2 selling prices for the first nine months of 2026 were 1% lower than the corresponding period of 2025, while average TiO2 selling prices for the third quarter of 2026 were 5% higher than in the third quarter of 2025. Overall, our sales volumes increased in the first nine months of 2026 compared to the same period in 2025 primarily due to market share gains in our European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions. These conditions allowed us to expand our customer base and supported implementation of our pricing initiatives. Despite these gains, overall TiO2 demand remains below historical levels.

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

Excluding the effects of changes in currency exchange rates, our cost of sales per metric ton of TiO2 sold in the first nine months of 2026 was lower than the comparable period of 2025 due to decreases in per metric ton production costs, primarily driven by the cost reduction initiatives discussed above, as well as lower raw material costs (primarily feedstock costs) and lower unabsorbed fixed costs, partially offset by higher energy costs.

Quarter ended September 30, 2026 compared to the quarter ended September 30, 2025

	Three months ended September 30,
	2025		2026

	(Dollars in millions)
Net sales	$456.9	100%	$541.1	100%
Cost of sales	409.9	90	413.7	76
Gross margin	47.0	10	127.4	24
Selling, general and administrative expense	61.6	13	66.8	12
Other operating income (expense):
Currency transactions, net	(1.9)	-	(2.4)	(1)
Other operating expense, net	(2.7)	(1)	(.3)	(1)
Income (loss) from operations	(19.2)	(4)	57.9	10
Corporate expense and trade interest income, net	3.9	1	3.1	1
Segment profit (loss) (1)	$(15.3)	(3)%	$61.0	11%

				% Change
TiO2 operating statistics:
Sales volumes*	126		144	14%
Production volumes*	126		140	11%
Percentage change in net sales:
TiO2 sales volumes				14%
TiO2 product pricing				5
TiO2 product mix/other				(1)
Changes in currency exchange rates				-
Total				18%
*	Thousands of metric tons

(1) We use segment profit (loss) to assess the performance of our TiO2 operations. Segment profit (loss) is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income, see Note 2 to our Condensed Consolidated Financial Statements.

Net sales - Net sales in the third quarter of 2026 increased 18%, or $84.2 million, compared to the third quarter of 2025 primarily due to the effects of a 14% increase in sales volumes (which increased net sales by approximately $64 million) and a 5% increase in average TiO2 selling prices (which increased net sales by approximately $23 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Our sales volumes increased 14% in the third quarter of 2026 as compared to the third quarter of 2025 primarily due to market share gains in our European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions.

Cost of sales and gross margin - Cost of sales increased by $3.8 million, or 1%, in the third quarter of 2026 compared to the third quarter of 2025 due to the net effects of a 14% increase in sales volumes, higher energy costs, higher production rates resulting in reduced unabsorbed fixed production costs, lower raw material costs (primarily feedstock) and lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025. Our cost of sales in the third quarter of 2025 included approximately $27 million of unabsorbed fixed costs as we adjusted our TiO2 production volumes lower to align inventory levels with lower demand. Unabsorbed fixed costs in the third quarter of 2026 were not material.

Our cost of sales as a percentage of net sales improved to 76% in the third quarter of 2026 compared to 90% in the same period of 2025, primarily due to the favorable effects of higher average TiO2 selling prices, lower production costs and higher production volumes resulting in increased coverage of fixed production costs, partially offset by higher energy costs, as discussed above.

Gross margin as a percentage of net sales increased to 24% in the third quarter of 2026 compared to 10% in the third quarter of 2025. Our gross margin as a percentage of net sales increased based on the factors affecting net sales and cost of sales, discussed above.

Selling, general and administrative expense - Selling, general and administrative expense increased $5.2 million, or 8%, in the third quarter of 2026 compared to the third quarter of 2025, as higher distribution costs more than offset cost savings realized from the fourth quarter of 2025 restructuring. Excluding the effects of currency exchange rates, distribution costs increased primarily due to higher freight rates associated with sales volumes in our complementary businesses, higher TiO2 sales volumes and elevated U.S. freight rates which began to increase in the second quarter and continued into the third quarter of 2026.  Selling, general and administrative expense as a percentage of net sales decreased to 12% in the third quarter of 2026 compared to 13% in the third quarter of 2025, primarily due to higher sales volumes and the factors described above.

Segment profit (loss) - Segment profit increased by $76.3 million to $61.0 million in the third quarter of 2026 compared to a $15.3 million loss in the third quarter of 2025, primarily as a result of the factors impacting gross margin and selling, general and administrative expense discussed above. We estimate that changes in currency exchange rates decreased segment profit by approximately $5 million in the third quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the third quarter of 2026 decreased by $.7 million compared to the third quarter of 2025, primarily due to lower overall average debt balances. Other components of net periodic pension and OPEB cost in the third quarter of 2026 increased $.3 million compared to the third quarter of 2025 primarily due to lower expected return on plan assets. In the third quarter of 2025, we recognized a non-cash gain of $4.6 million due to the remeasurement of our earn-out liability. See Note 2 to our Condensed Consolidated Financial Statements.

Income tax expense - We recognized income tax expense of $9.2 million in the third quarter of 2026 compared to income tax expense of $7.9 million in the third quarter of 2025. The increase was primarily due to higher earnings in the third quarter of 2026 and the jurisdictional mix of such earnings, partially offset by the $12.1 million non-cash deferred income tax benefit recognized in the third quarter of 2026 related to proposed §987 currency regulations issued in August 2026 and the impact of the German federal tax rate change on our German net deferred tax asset recorded in the third quarter of 2025. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowances, changes in our reserve for uncertain tax positions, or tax law changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 11 to our Condensed Consolidated Financial Statements.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

	Nine months ended September 30,
	2025		2026

	(Dollars in millions)
Net sales	$1,441.1	100%	$1,609.0	100%
Cost of sales	1,224.5	85	1,295.5	81
Gross margin	216.6	15	313.5	19
Selling, general and administrative expense	185.3	13	194.9	12
Other operating income (expense):
Currency transactions, net	3.2	-	(8.3)	(1)
Other operating expense, net	(7.9)	-	(2.2)	-
Income from operations	26.6	2	108.1	6
Corporate expense and trade interest income, net	10.6	1	9.0	1
Segment profit (1)	$37.2	3%	$117.1	7%

				% Change
TiO2 operating statistics:
Sales volumes*	394		439	11%
Production volumes*	394		403	2%
Percentage change in net sales:
TiO2 sales volumes				11%
TiO2 product pricing				(1)
TiO2 product mix/other				(1)
Changes in currency exchange rates				3
Total				12%
*	Thousands of metric tons

(1) We use segment profit to assess the performance of our TiO2 operations. Segment profit is defined as net income (loss) before income tax expense and certain general corporate items. The general corporate items include corporate expense and the components of other income (expense) except for trade interest income, see Note 2 to our Condensed Consolidated Financial Statements.

Net sales - Net sales in the first nine months of 2026 increased 12%, or $167.9 million, compared to the first nine months of 2025 primarily due to an 11% increase in sales volumes (which increased net sales by approximately $159 million) partially offset by a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $14 million). Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $39 million in the first nine months of 2026 as compared to the first nine months of 2025. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Our sales volumes increased 11% in the first nine months of 2026 as compared to the same period in 2025 primarily due to market share gains in our European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions.

Cost of sales and gross margin - Cost of sales increased by $71.0 million, or 6%, in the first nine months of 2026 compared to the first nine months of 2025 primarily due to an 11% increase in sales volumes and the unfavorable impact from changes in currency exchange rates, partially offset by higher production rates resulting in reduced unabsorbed fixed production costs, lower raw material costs (primarily feedstock) and lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025. Our cost of sales for the first nine months of 2025 includes approximately $45 million of unabsorbed fixed costs. Unabsorbed fixed costs for the first nine months of 2026 were not material.

Our cost of sales as a percentage of net sales improved to 81% in the first nine months of 2026 compared to 85% in the same period of 2025, primarily due to the favorable effects of lower production costs, partially offset by lower average TiO2 selling prices and the unfavorable impact of changes in currency exchange rates.

Gross margin as a percentage of net sales increased to 19% in the first nine months of 2026 compared to 15% in the comparable period of 2025 based on the factors affecting net sales and cost of sales, discussed above.

Selling, general and administrative expense - Selling, general and administrative expense increased $9.6 million, or 5%, in the first nine months of 2026 compared to the first nine months of 2025, as the unfavorable impact of currency exchange rates and higher distribution costs more than offset cost savings realized from the fourth quarter of 2025 restructuring.  Excluding the effects of currency exchange rates, distribution costs increased primarily due to higher freight rates associated with sales volumes in our complementary businesses, higher TiO2 sales volumes and elevated U.S. freight rates primarily impacting the second and third quarters of 2026.  These increases more than offset the benefits of the cost reduction initiatives and were greater than the additional warehousing costs incurred during the first quarter of 2025 to position finished goods inventory in the U.S. in advance of anticipated U.S. federal government tariff announcements. Selling, general and administrative expense as a percentage of net sales decreased to 12% in the first nine months of 2026 compared to 13% in the same period of 2025, primarily due to higher sales volumes and the factors described above.

Segment profit - Segment profit increased by $79.9 million to $117.1 million in the first nine months of 2026 compared to $37.2 million in the first nine months of 2025, primarily as a result of the factors impacting gross margin and selling, general and administrative costs discussed above. We estimate that changes in currency exchange rates decreased segment profit by approximately $23 million in the first nine months of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) - Interest expense in the first nine months of 2026 increased by $3.4 million compared to the first nine months of 2025 primarily due to higher average interest rates. In the first nine months of 2025, we recognized a non-cash gain of $4.6 million due to the remeasurement of our earn-out liability. See Note 2 to our Condensed Consolidated Financial Statements. Other components of net periodic pension and OPEB costs in the first nine months of 2026 increased $.8 million compared to the first nine months of 2025 primarily due to lower expected return on plan assets. We recognized an unrealized gain of $.4 million in the first nine months of 2026 related to the change in marketable equity securities compared to an unrealized loss of $1.1 million in the same period of 2025.

Income tax expense - We recognized income tax expense of $19.7 million in the first nine months of 2026 compared to income tax expense of $19.0 million in the same period of 2025. The increase was primarily due to higher earnings in the first nine months of 2026 and the jurisdictional mix of such earnings, partially offset by the $12.1 million non-cash deferred income tax benefit recognized in the third quarter of 2026 related to proposed §987 currency regulations issued in August 2026 and the impact of the German federal tax rate change on our German net deferred tax asset recorded in the third quarter of 2025. Our earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowances, changes in our reserve for uncertain tax positions, or tax law changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations. See Note 11 to our Condensed Consolidated Financial Statements.

At December 31, 2025, we had significant German corporate and trade net operating loss (NOL) carryforwards of $512.6 million (deferred tax asset “DTA” of $57.5 million) and $48.2 million (DTA of $5.2 million), respectively. Prior to December 31, 2025, and using all available evidence, we had concluded that no deferred income tax asset valuation allowance was required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. At September 30, 2026, we continue to conclude no valuation allowance is required to be recognized for our German DTAs although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Fluctuations in currency exchange rates had the following effects on our sales and segment profit (loss) for the periods indicated.

Impact of changes in currency exchange rates
Three months ended September 30, 2026 vs September 30, 2025
				Translation	Total
				losses -	currency
	Transaction losses recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(2)	$(2)
Segment profit (loss)	(2)	(2)	-	(5)	(5)

The $2 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into less U.S. dollars in 2026 as compared to 2025. The strengthening of the U.S. dollar relative to the Canadian dollar and the weakening of the U.S. dollar relative to the Norwegian krone in 2026 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in segment profit was comprised of the following:

●	Approximately $5 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to Norwegian krone as local currency-denominated operating costs were translated into more U.S. dollars in 2026 as compared to 2025. Additionally, the effect of the strengthening of the U.S. dollar relative to the euro caused further net translation losses, as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects on euro-denominated operating costs being translated into less U.S. dollars in 2026 as compared to 2025.
●	There was minimal impact from the effect of the rate changes on transaction gains and losses.

Impact of changes in currency exchange rates
Nine months ended September 30, 2026 vs September 30, 2025
				Translation	Total
				gains/(losses) -	currency
	Transaction gains (losses) recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$-	$-	$-	$39	$39
Segment profit	3	(8)	(11)	(12)	(23)

The $39 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S.

dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $23 million decrease in segment profit was comprised of the following:

●	Higher net currency transaction losses of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations. In the first quarter of 2025, we entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in a $2.8 million currency transaction gain in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025, and
●	Approximately $12 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S. dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales were more than offset by the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook

During the third quarter of 2026, we continued the positive momentum from the first half of the year, with sales volumes improving compared to the same period in 2025. Volume growth was driven primarily by market share gains in Europe and North America, reflecting the effect of anti-dumping duties in certain markets and changing supply conditions. While sales volumes have improved compared to 2025, overall demand remains below historical levels, particularly in North America, where demand continues to be affected by broader economic uncertainty, prolonged housing market weakness caused by elevated interest rates, and subdued consumer spending. Customer order lead times have recently begun to decline, consistent with the seasonal slowdown typically experienced during the fourth quarter. Our order backlog entering the fourth quarter remains favorable compared to the prior year, and combined with planned maintenance activities at several of our facilities, we expect finished goods inventory levels to remain below normal.

Based on our performance during the first nine months of 2026, we expect full-year net sales and sales volumes to exceed 2025 levels, and we expect gross margin and operating income margins to improve compared to 2025. We implemented additional price increases during the second and third quarters of 2026 in response to higher production, energy and distribution costs, and, based on price increases we have announced to our customers and continued cost pressures, we expect our average TiO2 selling prices in the fourth quarter of 2026 to be improved. Actual prices depend on negotiations with our customers and competitive conditions, which we cannot predict. Based on publicly available information, certain previously idled third-party European production facilities have recently resumed some production. We cannot predict the effect of any such production on market conditions.

The cost-reduction initiatives implemented during the fourth quarter of 2025, including workforce reductions and other measures designed to align our cost structure with current demand levels, continue to benefit our operating results in 2026. Gross margins improved during the third quarter and first nine months of 2026 and are expected to remain above 2025 levels for the full year, benefiting from lower cost inventory produced during 2026, more favorable selling prices and the ongoing effects of our cost-reduction initiatives.   Our operational restructuring allows us to run our facilities more efficiently at lower production rates for extended periods while maintaining flexibility to respond to changing market conditions. We operated our facilities within our normal capacity range during the first nine months of 2026, and we currently expect to continue operating within our normal capacity range for the remainder of the year.

We remain focused on improving profitability through pricing actions, disciplined cost management, and continued execution of our cost reduction initiatives. We also continue to pursue targeted sales growth opportunities in regions affected by logistical challenges and trade measures that have reduced the competitiveness of certain imports.

Liquidity and capital resources remain sufficient to support our operations and planned capital investments. While we typically experience significant seasonal cash usage in the first half of the year, we expect liquidity to improve over the remainder of 2026. We will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. We believe availability under our revolving credit facility, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation priorities.

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

Cash provided by operating activities was $54.9 million in the first nine months of 2026 compared to cash used of $89.6 million in the first nine months of 2025. This $144.5 million increase in the amount of cash provided by operating activities was primarily due to the net effects of the following:

●	higher income from operations in 2026 of $81.5 million,
●	lower amount of net cash used associated with relative changes in our inventories, receivables, payables and accruals in 2026 of $38.1 million,
●	lower cash paid for taxes in 2026 of $25.9 million primarily due to our final repatriation tax installment payment under the 2017 Tax Act made in 2025 of $18.6 million and the relative timing of payments, and
●	higher cash paid for interest in 2026 of $9.6 million primarily due to the timing of interest payments.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●	Our average days sales outstanding, or DSO, increased from December 31, 2025 to September 30, 2026 primarily due to the relative changes in the timing of sales and collections, and
●	Our average days sales in inventory, or DSI, decreased from December 31, 2025 to September 30, 2026 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first nine months of 2026.

	December 31, 2024	September 30, 2025	December 31, 2025	September 30, 2026
DSO	62 days	65 days	61 days	66 days
DSI	82 days	79 days	57 days	41 days

Investing activities

Our capital expenditures of $39.8 million and $32.7 million in the first nine months of 2026 and 2025, respectively, were primarily to maintain and improve the cost effectiveness of our manufacturing facilities.

Financing activities

During the first nine months of 2026 and 2025, we paid dividends to stockholders aggregating $17.3 million ($.05 in each of the first three quarters of 2026 and 2025).

During the first nine months of 2026 and 2025, we had net borrowings of nil and $58.7 million, respectively, on our revolving credit facility (the “Global Revolver”).

In September 2025, Kronos International, Inc. (“KII”) issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional Notes”), the proceeds of which were used to refinance the 3.750% Senior Secured Notes that matured in September 2025. See Note 8 to our Consolidated Financial Statements included in our 2025 Annual Report.

Outstanding debt obligations

At September 30, 2026, our consolidated debt comprised:

●	€426.174 million aggregate outstanding on our 9.50% Senior Secured Notes due March 2029 ($486.2 million carrying amount, net of unamortized premium and unamortized debt issuance costs) and
●	$53.7 million outstanding on our subordinated, unsecured term loan from Contran, with an interest rate of 9.54%, due September 2029 (the “Contran Term Loan”).

Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated for the period ended September 30, 2026 was approximately $254 million.

Our Senior Secured Notes, the Contran Term Loan and our Global Revolver contain a number of covenants and restrictions which, among other things, restrict our ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 8 to our Consolidated Financial Statements included in our 2025 Annual Report. We are in compliance with all of our debt covenants at September 30, 2026. We believe we will be able to continue to comply with the financial covenants contained in our credit facility through its maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

At September 30, 2026, we had aggregate cash, cash equivalents and restricted cash on hand of $40.1 million, of which $32.9 million was held by our non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation. Based upon our expectations of our operating performance and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2027) and our long-term obligations (defined as the five-year period ending September 30, 2031, our time period for long-term budgeting). Our Global Revolver matures in July 2029, and at September 30, 2026, we had total availability for borrowing of approximately $254 million. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 6 to our Condensed Consolidated Financial Statements.

Capital expenditures

We intend to invest approximately $60 million in capital expenditures primarily to maintain and improve our existing facilities during 2026, including $39.8 million in expenditures through September 30, 2026. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand and the general availability of materials, equipment and supplies necessary to complete such projects.

Stock repurchase program

At September 30, 2026, we have 1,017,518 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies

See Notes 2, 11 and 13 to our Condensed Consolidated Financial Statements for a description of certain contingencies including income tax and certain legal proceedings.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2026.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk, including currency exchange rates, interest rates, equity security and raw material prices. There have been no material changes in these market risks since we filed our 2025 Annual Report. See also Part I, Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report and Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Brian W. Christian, our President and Chief Executive Officer, and Bradley E. Troutman, our Senior Vice President and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kronos Worldwide, Inc.
(Registrant)

Date: November 5, 2026	/s/ Bradley E. Troutman
Bradley E. Troutman
(Senior Vice President and Chief Financial Officer)

Date: November 5, 2026	/s/ Bryan S. Bell
Bryan S. Bell (Vice President and Controller, Global Finance)